Form 10-Q
period 2009-06-30
LogMeIn, Inc.
filed 2009-08-06
CIK 1420302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-34391
LOGMEIN, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1515952

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Unicorn Park Drive Woburn, Massachusetts	01801

(Address of principal executive offices)	(Zip Code)
781-638-9050

(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of July 31, 2009, there were 22,144,851 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

LOGMEIN, INC.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2009

Part I. Financial Information
Item 1. Financial Statements
LogMeIn, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

	December 31,	June 30,
	2008	2009
ASSETS
Current assets:
Cash and cash equivalents	$22,912,981	$30,115,953
Accounts receivable (net of allowance for doubtful accounts of approximately $69,000 and $84,000 as of December 31, 2008 and June 30, 2009, respectively)	4,700,616	5,193,333
Prepaid expenses and other current assets (including $149,578 and $106,223 of non-trade receivable due from related party at December 31, 2008 and June 30, 2009, respectively)	1,665,305	1,873,001

Total current assets	29,278,902	37,182,287
Property and equipment, net	4,000,497	5,051,977
Restricted cash	592,038	586,498
Acquired intangibles, net	1,493,850	1,122,383
Goodwill	615,299	615,299
Deferred offering costs	1,412,009	2,551,603
Other assets	22,359	45,358

Total assets	$37,414,954	$47,155,405

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,504,448	$1,697,530
Accrued liabilities	5,197,843	6,556,427
Deferred revenue, current portion	25,257,316	27,687,989

Total current liabilities	31,959,607	35,941,946
Deferred revenue, net of current portion	3,101,095	2,860,080
Other long-term liabilities	130,358	385,373

Total liabilities	35,191,060	39,187,399

Commitments and contingencies (Note 9)
Redeemable convertible preferred stock, par value $0.01 per share;
30,901,343 shares authorized at December 31, 2008 and June 30, 2009;
Series A — designated, issued, and outstanding 17,010,413 shares at December 31, 2008 and June 30, 2009 (liquidation value of $9,857,534 and redemption value of $13,570,341 at June 30, 2009)	12,500,967	12,990,982
Series B — designated 11,668,707 shares; issued and outstanding 11,668,703 shares at December 31, 2008 and June 30, 2009 (liquidation value of $9,509,993 and redemption value of $12,223,858 at June 30, 2009)	11,628,984	12,013,246
Series B-1 - designated, issued, and outstanding 2,222,223 shares at December 31, 2008 and June 30, 2009 (liquidation value of $10,000,004 and redemption value of $11,207,676 at June 30, 2009)	10,713,318	11,101,182

Total redeemable convertible preferred stock	34,843,269	36,105,410

Stockholders’ deficit:
Common stock, $0.01 par value - 20,022,752 shares authorized as of December 31, 2008 and June 30, 2009; 3,980,278 and 4,033,578 shares outstanding as of December 31, 2008 and June 30, 2009, respectively	39,803	40,336
Additional paid-in capital	311,048	277,181
Accumulated deficit	(32,980,213)	(28,506,939)
Accumulated other comprehensive income	9,987	52,018

Total stockholders’ deficit	(32,619,375)	(28,137,404)

Total liabilities, redeemable convertible preferred stock and stockholders’ deficit	$37,414,954	$47,155,405

See notes to unaudited condensed consolidated financial statements.

LogMeIn, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Revenue (including $0, $1,518,000, $0, and $3,036,000 from a related party during the three and six months ended June 30, 2008 and 2009, respectively)	$11,422,198	$18,007,399	$21,341,197	$35,204,237
Cost of revenue	1,373,586	1,853,760	2,716,595	3,597,746

Gross profit	10,048,612	16,153,639	18,624,602	31,606,491

Operating expenses
Research and development	3,130,776	2,904,281	5,705,918	5,908,484
Sales and marketing	7,987,453	8,873,713	15,541,171	17,319,198
General and administrative	1,667,825	1,786,458	3,268,770	3,442,438
Legal settlement	150,000	—	600,000	—
Amortization of acquired intangibles	81,929	81,929	163,858	163,858

Total operating expenses	13,017,983	13,646,381	25,279,717	26,833,978

Income (loss) from operations	(2,969,371)	2,507,258	(6,655,115)	4,772,513
Interest income	78,136	9,017	190,882	26,040
Interest expense	(21,516)	(806)	(50,469)	(1,186)
Other expense	(90,481)	(100,432)	(84,832)	(159,918)

Income (loss) before provision for income taxes	(3,003,232)	2,415,037	(6,599,534)	4,637,449
Provision for income taxes	(7,461)	(74,834)	(54,551)	(164,175)

Net income (loss)	(3,010,693)	2,340,203	(6,654,085)	4,473,274

Accretion of redeemable convertible preferred stock	(587,057)	(631,071)	(1,174,115)	(1,262,141)

Net income (loss) attributable to common stockholders	$(3,597,750)	$1,709,132	$(7,828,200)	$3,211,133

Net income (loss) attributable to common stockholders per share: basic and diluted	$(0.92)	$0.10	$(2.00)	$0.20
Weighted average shares outstanding used in computing per share amounts: basic and diluted	3,924,071	4,022,388	3,910,819	4,005,007
See notes to unaudited condensed consolidated financial statements.

LogMeIn, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2008	2009
Cash flows from operating activities
Net income (loss)	$(6,654,085)	$4,473,274
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,035,368	1,477,840
Provision for bad debts	39,000	55,000
Deferred income tax expense	8,260	8,260
Stock-based compensation	1,348,499	1,214,383
Discount on note payable	50,469	—
Changes in assets and liabilities:
Accounts receivable	(288,927)	(547,717)
Prepaid expenses and other current assets	(658,656)	(207,696)
Other assets	(6,580)	(22,999)
Accounts payable	(598,398)	(62,049)
Accrued liabilities	1,423,799	542,801
Deferred revenue	6,010,201	2,189,659
Other long-term liabilities	53,184	246,755

Net cash provided by operating activities	1,762,134	9,367,511

Cash flows from investing activities
Purchases of property and equipment	(1,343,187)	(2,112,903)
Increase in restricted cash and deposits	(180,012)	(1,264)

Net cash used in investing activities	(1,523,199)	(2,114,167)

Cash flows from financing activities
Proceeds from issuance of common stock	51,250	66,625
Payments of issuance costs for initial public offering of common stock	(767,703)	(165,833)

Net cash used in financing activities	(716,453)	(99,208)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	84,815	48,836

Net increase (decrease) in cash and cash equivalents	(392,703)	7,202,972
Cash and cash equivalents, beginning of period	18,676,421	22,912,981

Cash and cash equivalents, end of period	$18,283,718	$30,115,953

Supplemental disclosure of cash flow information
Cash paid for interest	$3,719	$1,472
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,004,229	$264,035
Accretion of reedemable convertible preferred stock	$1,174,115	$1,262,141
Deferred stock offering costs	$141,555	$1,111,017
See notes to unaudited condensed consolidated financial statements.

LogMeIn, Inc.
Notes to Condensed Consolidated Financial Statements
          1. Nature of the Business
     LogMeIn, Inc. (the “Company”) develops and markets a suite of remote access and support solutions that provide instant, secure connections between internet enabled devices. The Company’s product line includes Gravity tm , LogMeIn ® Free ® , LogMeIn ® Pro ®, LogMeIn ® IT Reach ® , LogMeIn ® Rescue ® , LogMeIn ® Rescue+Mobile tm , LogMeIn ® Backup tm , LogMeIn ® Ignition tm , LogMeIn ® Hamachi tm , and RemotelyAnywhere ®. The Company is based in Woburn, Massachusetts with wholly-owned subsidiaries in Budapest, Hungary, Amsterdam, The Netherlands, and Sydney, Australia.
          2. Summary of Significant Accounting Polices
     Principles of Consolidation — The accompanying condensed consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
     Unaudited Interim Financial Statements — The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the consolidated financial statements have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and the notes required by GAAP for complete financial statements. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through August 6, 2009, the date of issuance of these financial statements.
     Use of Estimates — The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.
     Stock Split — On June 25, 2009, the Company effected a 1-for-2.5 reverse stock split of its common stock. All common shares and per common share information referenced throughout the condensed consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.
     Deferred Offering Costs — Costs directly associated with the Company’s initial public offering of common stock (the “IPO”) have been deferred. The Company filed its initial Form S-1 with the Securities and Exchange Commission on January 11, 2008 and closed its IPO on July 7, 2009. These costs will be recorded as a reduction of the proceeds received in arriving at the amount to be recorded in stockholders’ deficit in July 2009.
     Revenue Recognition — The Company derives revenue primarily from subscription fees related to its LogMeIn premium services and from the licensing of its RemotelyAnywhere software and related maintenance.

     The Company recognizes revenue from its LogMeIn premium services following the guidance of the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, Revenue Recognition in Financial Statements, the American Institute of Certified Public Accountants’ (“AICPA”) Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, and Emerging Issues Task Force (“EITF”) Issue No. 00-03, Application of AICPA Statement of Position No. 97-2 to Arrangements that Include the Right to Use Software Stored on Another Entity’s Hardware, which applies when the software being provided cannot be run on another entity’s hardware or customers do not have the right to take possession of the software and use it on another entity’s hardware. Revenue is recognized on a daily basis over the subscription term as the services are delivered, provided that there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectability is deemed probable. Subscription periods range from monthly to four years, but are generally one year in duration.
     The Company recognizes revenue from the bundled delivery of its RemotelyAnywhere software product and related maintenance in accordance with the AICPA’s SOP No. 97-2, Software Revenue Recognition, (“SOP 97-2”), as amended by SOP No. 98-9, Modification of SOP 97-2 With Respect to Certain Transactions. As the Company does not currently have vendor-specific objective evidence of the fair value of its maintenance arrangements, the Company recognizes license and maintenance revenue ratably, on a daily basis, over the term of the maintenance contract, generally one year, when there is persuasive evidence of an arrangement, the product has been provided to the customer, the collection of the fee is probable, and the amount of fees to be paid by the customer is fixed or determinable. The Company also recognizes revenue in accordance with SOP 97-2 from the sale of its Ignition for iPhone product which is sold as a perpetual license and is recognized when there is persuasive evidence of an arrangement, the product has been provided to the customer, the collection of the fee is probable, and the amount of fees to be paid by the customer is fixed or determinable.
     The Company recognizes revenue under multi-element agreements in accordance with SAB No. 104 and SOP 97-2. The terms of these agreements typically include multiple deliverables by the Company such as subscription and professional services, including development services. Agreements with multiple element deliverables are analyzed to determine if fair value exists for each element on a stand-alone basis. If the fair value of each deliverable is determinable then revenue is recognized separately when or as the services are delivered, or if applicable, when milestones associated with the deliverable are achieved and accepted by the customer. If the fair value of any of the undelivered performance obligations cannot be determined, the arrangement is accounted for as a single element and the Company recognizes revenue on a straight-line basis over the period in which the Company expects to complete its performance obligations under the agreement.
     Concentrations of Credit Risk and Significant Customers — The Company’s principal credit risk relates to its cash, cash equivalents, restricted cash, and accounts receivable. Cash, cash equivalents, and restricted cash are deposited primarily with financial institutions that management believes to be of high-credit quality. To manage accounts receivable credit risk, the Company regularly evaluates the creditworthiness of its customers and maintains allowances for potential credit losses. To date, losses resulting from uncollected receivables have not exceeded management’s expectations.
     As of June 30, 2009, one customer accounted for 10% of accounts receivable, and no customers accounted for more than 10% of revenue for the three and six months ended June 30, 2008 and 2009. At December 31, 2008, there were no customers that represented 10% or more of accounts receivable.
     Software Development Costs — The Company accounts for software development costs, including costs to develop software products or the software components of our solutions to be marketed to external users, as well as software programs to be used solely to meet its internal needs, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for Costs of Computer Software to be Sold, Leased or Otherwise Marketed , and SOP No. 98-1, Accounting for Costs of Computer Software Developed or Obtained for

Internal Use. The Company has determined that technological feasibility of its software products and the software component of its solutions to be marketed to external users is reached shortly before their introduction to the marketplace. As a result, development costs incurred after the establishment of technological feasibility and before their release to the marketplace have not been material, and such costs have been expensed as incurred. In addition, costs incurred during the application development stage for software programs to be used solely to meet the Company’s internal needs have not been material.
     Foreign Currency Translation — The financial statements of the Company’s foreign subsidiaries are translated in accordance with SFAS No. 52, Foreign Currency Translation. The functional currency of operations outside the United States of America is deemed to be the currency of the local country. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders’ deficit. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency losses of $90,481 and $100,432 for the three months ended June 30, 2008 and 2009, respectively and $84,832 and $159,918 for the six months ended June 30, 2008 and 2009, respectively.
     Stock-Based Compensation — Effective January 1, 2006, the Company adopted the provisions of SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS No. 123R”) which supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123R requires that stock-based compensation be measured and recognized as an expense in the financial statements and that such expense be measured at the grant date fair value. The Company adopted SFAS No. 123R using the prospective transition method, and therefore the compensation expense recognized relates to stock options granted, modified, repurchased or cancelled on or the date of adoption. Stock options granted to employees prior to the date of adoption continue to be accounted for using the intrinsic value method. Under the intrinsic value method, compensation associated with stock awards to employees was determined as the difference, if any, between the fair value of the underlying common stock on the date compensation is measured, generally the grant date, and the price an employee must pay to exercise the award.
     Income Taxes — Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Valuation allowances are recorded to reduce the net deferred tax assets to amounts the Company believes are more likely than not to be realized. The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. Through June 30, 2009, the Company has not identified any material uncertain tax positions for which reserves would be required
     Comprehensive Income (Loss) — Comprehensive income (loss) is the change in stockholders’ deficit during a period relating to transactions and other events and circumstances from non-owner sources and currently consists of net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) from operations was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009

Net income (loss)	$(3,010,693)	$2,340,203	$(6,654,085)	$4,473,274
Cumulative translation adjustments	64,153	175,214	109,459	42,031

Comprehensive income (loss)	$(2,946,540)	$2,515,417	$(6,544,626)	$4,515,305

     Segment Data — Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, has determined that it operates in one segment. The Company does not disclose geographic information for revenue and long lived assets as it is impractical to calculate revenue by geography and aggregate long lived assets located outside the United States do not exceed 10% of total assets.
     Net Income (Loss) Attributable to Common Stockholders Per Share — The Company follows EITF 03-06, Participating Securities and the Two-Class Method under FASB Statement 128 (“EITF 03-06”), which establishes standards regarding the computation of net income (loss) per share by companies that have issued securities other than common stock that contractually entitle the holders to participate in dividends and earnings of the company. EITF 03-06 requires earnings available to common shareholders for the period, after an allocation of earnings to participating securties, to be allocated between common and participating securities based upon their respective rights to receive distributed and undistributed earnings. The Company’s convertible preferred stock is a participating security as it shares in any dividends paid to common stockholders. Basic net income (loss) attributable to common stockholders per share is computed after allocation of earnings to the convertible preferred stock (losses are not allocated) by using the weighted average number common shares outstanding for the period.
     For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since the Company’s preferred stock does not participate in losses. Diluted net income per common share for the three and six months ended June 30, 2009 is the same as basic net income per common share as the effect of the participating convertible securities is antidilutive.
The following potential common shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because they had an antidilutive impact:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Options to purchase common shares	3,187,300	3,190,400	3,187,300	3,190,400
Conversion of redeemable convertible preferred stock	12,360,523	12,360,523	12,360,523	12,360,523

Total options and conversion of convertible preferred stock	15,547,823	15,550,923	15,547,823	15,550,923

Basic and diluted net income (loss) per share was calculated as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2009	2008	2009
Basic and diluted net income (loss) per share
Numerator
Net income (loss)	$(3,010,693)	$2,340,203	$(6,654,085)	$4,473,274
Accretion of redeemable convertible preferred stock	(587,057)	(631,071)	(1,174,115)	(1,262,141)
Net income allocated to redeemable convertible preferred stock	—	(1,289,500)	—	(2,425,297)

Pro forma net income (loss)	$(3,597,750)	$419,632	$(7,828,200)	$785,836

Denominator
Weighted average common shares outstanding	3,924,071	4,022,388	3,910,819	4,005,007

Basic and diluted net income (loss) per share	$(0.92)	$0.10	$(2.00)	$0.20

     Recently Issued Accounting Pronouncements —The Company adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities on January 1, 2008 which did not have a material impact on its financial statements. The Company adopted SFAS No. 157 for non-financial assets and liabilities on January 1, 2009 and there was no quantitative impact due to the adoption of SFAS No. 157.
     In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which require disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements. The effective date for FSP No. FAS 107-1 and APB 28-1 is June 15, 2009 and accordingly the Company has adopted the provisions of this FSP as of June 30, 2009. Although the adoption of FSP FAS 107-1 and APB 28-1 did not materially impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures, which are included in Note 4.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. The Company has adopted the provisions of SFAS No. 165 as of June 30, 2009. Although the adoption of SFAS No. 165 did not impact its financial condition, results of operations, or cash flow, the Company is now required to provide additional disclosures, which are included in Note 2.
          3. Initial Public Offering
          On July 7, 2009, the Company closed its IPO of 7,666,667 shares of common stock at an offering price of $16.00 per share, of which 5,750,000 shares were sold by the Company and 1,916,667 shares were sold by selling stockholders, resulting in net proceeds to the Company of approximately $83,000,000, after deducting underwriting discounts and estimated offering costs. Effective with the close of the IPO, the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 12,360,523 shares of common stock. The condensed consolidated financial statements, including share and per share amounts, do not include the effect of the IPO since it was completed subsequent to June 30, 2009.
          4. Fair Value of Financial Instruments
     The carrying value of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivable, and accounts payable, approximate their fair values due to their short maturities. The Company applies the provisions of SFAS No. 157 which defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosure about fair value measurements. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:
     Level 1: Unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company at the measurement date.
     Level 2: Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability, and inputs that are derived principally from or corroborated by observable market data by correlation or other means.
     Level 3: Unobservable inputs that reflect the Company’s assumptions about the assumptions that market participants would use in pricing the asset or liability.

     The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value:

Basis of Fair Value Measurement
Quoted Prices
		in Active	Significant
		markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Items	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Cash equivalents — money market funds	$19,322,320	$19,322,320	$—	$—

Basis of Fair Value Measurement
Quoted Prices
		in Active	Significant
		markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	June 30,	Items	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents — money market funds	$27,343,340	$27,343,340	$—	$—

          5. Accrued Liabilities
     Accrued liabilities consisted of the following:

	December 31,	June 30,
	2008	2009

Marketing programs	$855,038	$1,420,729
Payroll and payroll related	2,346,304	2,369,808
Professional fees	214,422	748,803
Other accrued liabilities	1,782,079	2,017,087

Total accrued liabilities	$5,197,843	$6,556,427

          6. Income Taxes
     The Company’s tax provision for the three and six months ended June 30, 2008 and 2009 primarily consists of alternative minimum taxes and foreign income taxes, as well as a deferred provision related to the book and tax basis differences of goodwill. The provision for the 2009 periods was substantially offset by a decrease to the valuation allowance as net loss carryforwards were utilized to offset domestic pretax income for the period. The benefit for the 2008 periods was substantially offset by an increase in the valuation allowance as net loss carryforwards were generated.
     The Company has significant deferred tax assets related to its net operating loss carryforwards and tax credits and has provided a valuation allowance for the full amount of its deferred tax assets, as it is not more than likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized.
     On January 1, 2007, the Company adopted the provisions of FIN 48. The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. The Company has no amount recorded for any unrecognized tax benefits and its policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the three and six months ended June 30, 2008 and 2009, the Company did not recognize any interest or penalties in its statements of operations and there are no accruals for interest or penalties at December 31, 2008 or June 30, 2009.
          7. Stockholders’ Deficit
     On June 9, 2009, the Company’s Board of Directors approved a Restated Certificate of Incorporation to be effective upon the closing of the IPO. This Restated Certificate of Incorporation, among other things, increased the Company’s authorized common shares to 75,000,000 on July 7, 2009.
          8. Stock Option Plans
     In September 2004, the Company adopted the 2004 Equity Incentive Plan, as amended in December 2005 (the “2004 Plan”). In January 2007, the Company adopted the 2007 Stock Incentive Plan, as amended in November 2007 (the “2007 Plan”). Any shares of common stock reserved for issuance under the 2004 Plan that remained available for issuance at the time of effectiveness of the 2007 Plan and any shares of common stock subject to awards under the 2004 Plan that expire, terminate, or are otherwise forfeited, canceled, or repurchased by the Company were added to the number of shares available under the 2007 Plan. As of December 31, 2008 and June 30, 2009, the Company has authorized 3,853,432 shares of the common stock under the 2007 Plan for issuance to employees, directors and consultants. There were 72,282 shares available for grant under the 2007 Plan as of December 31, 2008, and 38,232 shares available to grant as of June 30, 2009.
     On June 9, 2009, the Company’s Board of Directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which became effective upon the closing of the IPO. A total of 800,000 shares of common stock, subject to increase on an annual basis, are reserved for future issuance under the 2009 Plan. Shares of common stock reserved for issuance under the 2007 Plan that remained available for issuance at the time of effectiveness of the 2009 Plan and any shares of common stock subject to awards under the 2007 Plan that expire, terminate, or are otherwise forfeited, canceled, or repurchased by the Company will be added to the number of shares available under the 2009 Plan. The 2009 Plan is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control. There are 838,232 shares available for grant under the 2009 Plan as of July 7, 2009.
     The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of stock option grants. The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of comparable public companies over the option’s expected term. The Company estimates expected term based on historical exercise activity and giving consideration to the contractual term of the options, vesting schedules, employee turnover, and expectation of employee exercise behavior. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate for periods within the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Historical employee turnover data is used to estimate pre-vesting option forfeiture rates. The compensation expense is amortized on a straight-line basis over the requisite service period of the options, which is generally four years.

     The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.95%	2.15%	2.90% - 2.95%	1.88% - 2.15%
Expected term (in years)	6.25	6.25	6.07 - 6.25	6.25
Volatility	80%	75%	80%	75%
     The following table summarizes stock option activity, including performance-based options:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Shares	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value
Outstanding, January 1, 2009	3,209,650	4.18	7.6	$24,426,411

Granted	68,800	10.90
Exercised	(53,300)	1.25		549,375

Forfeited	(34,750)	10.94

Outstanding, June 30, 2009	3,190,400	4.27	7.1	34,220,703

Exercisable at December 31, 2008	1,682,900	2.48	6.9	15,637,519

Exercisable at June 30, 2009	1,837,600	2.83	6.4	22,365,299

     The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2008, of $11.78, and $15.00 per share on June 30, 2009, or at time of exercise, and the exercise price of the options.
     The weighted average grant date fair value of stock option issued or modified was $7.73 per share for the year ended December 31, 2008, and $6.97 for the six months ended June 30, 2009.
     Under the provisions of SFAS No. 123R, the Company recognized stock based compensation expense within the accompanying consolidated statement of operations as summarized in the following table:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2009	2008	2009

Cost of revenue	$16,366	$14,839	$29,447	$29,165
Research and development	97,624	94,635	198,899	175,859
Selling and marketing	241,851	238,331	449,024	457,971
General and administrative	393,519	258,400	671,129	551,388

	$749,360	$606,205	$1,348,499	$1,214,383

     As of December 31, 2008 and June 30, 2009, there was approximately $6,436,000 and $5,196,000 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock option grants which are expected to be recognized over a weighted average period of 1.5 and 1.2 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.
     Of the total stock options issued subject to the Plans, certain stock options have performance-based vesting. These performance-based options granted during 2004 and 2007 were generally granted at-the-money, contingently vest over a period of two to four years depending upon the nature of the performance goal, and have a contractual life of ten years.
     The Company granted 180,000 performance options in 2007, which vested upon the closing of the IPO. The Company will record compensation expense of $338,000 in July 2009 related to these performance options.
     The performance-based options are summarized below:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Shares	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding, January 1, 2009	718,000	1.25	6.5	$7,556,950

Granted	—
Exercised	(17,000)	1.25		150,110

Forfeited	—

Outstanding, June 30, 2009	701,000	1.25	6.0	9,638,750

Exercisable at December 31, 2008	493,000	1.25	6.0	5,188,825

Exercisable at June 30, 2009	521,000	1.25	5.5	7,163,750

     The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2008, of $11.78 per share, and $15.00 per share on June 30, 2009, and the exercise price of the options.
          9. Commitments and Contingencies
     Operating Leases — The Company has operating lease agreements for offices in Massachusetts, Hungary, The Netherlands and Australia that expire in 2009 through 2014. The lease agreement for the Massachusetts office requires a security deposit of $125,000 in the form of a letter of credit which is collateralized by a certificate of deposit in the same amount. The 2009 lease agreement for the new Hungarian office requires a security deposit, which totaled $231,000 at June 30, 2009. The certificate of deposit and the security deposit are classified as restricted cash. The Massachusetts, The Netherlands, and new Budapest, Hungary leases contain termination options which allow the Company to terminate the leases pursuant to certain lease provisions.
     Rent expense under these leases was approximately $317,000, $376,000, $627,000 and $711,000 for the three and six months ended June 30, 2008 and 2009, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.
     The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $291,000, $371,000, $621,000 and $716,000 for the three and six months ended June 30, 2008 and 2009, respectively.

     Litigation — During 2007 and through May 22, 2008, the Company settled three patent infringement lawsuits for an aggregate amount of $2,825,000. In each settlement, the plaintiff dismissed the action with prejudice, and all parties provided mutual releases from claims arising from or related to the patent or patents at issue. The Company recorded $150,000 and $600,000 related to one of these lawsuits for the three and six months ended June 30, 2008.
     On June 3, 2009, the Company learned that PB&J Software, LLC (“PB&J”), had filed a complaint on June 2, 2009 that named the Company and four other companies as defendants in a lawsuit in the U.S. District Court for the District of Minnesota. The Company received service of the complaint on July 20, 2009. The complaint alleges that the Company has infringed U.S. Patent No. 7,310,736, which allegedly is owned by PB&J and has alleged claims directed to a particular application or system for transferring or storing back-up copies of files from one computer to a second computer. The complaint seeks damages in an unspecified amount and injunctive relief. The Company is investigating these allegations, believes that it has meritorious defenses to the claim and intends to defend the lawsuit vigorously.
     The Company is from time to time subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company’s consolidated financial statements.
          10. Related Party Transactions
     In December 2007, the Company entered into a strategic agreement with Intel Corporation to jointly develop a service that delivers connectivity to computers built with Intel components. Under the terms of the multi-year agreement, the Company is adapting its service delivery platform, Gravity, to work with specific technology delivered with Intel hardware and software products. The agreement provides that Intel will market and sell the service to its customers. Intel pays the Company a minimum license and service fee on a quarterly basis during the multi-year term of the agreement. The Company began recognizing revenue associated with the Intel service and marketing agreement upon receipt of acceptance in the quarter ended September 30, 2008. In addition, the Company and Intel will share revenue generated by the use of the service by third parties to the extent it exceeds the minimum payments. In conjunction with this agreement, Intel Capital purchased 2,222,223 shares of the Company’s Series B-1 redeemable convertible preferred stock for $10,000,004, which were converted into 888,889 shares of common stock in connection with the closing of the IPO on July 7, 2009.
     In June 2009, the Company entered into a license, royalty and referral agreement with Intel Americas, Inc., pursuant to which the Company will pay Intel specified royalties with respect to subscriptions to our products that incorporate the Intel technology covered by the service and marketing agreement with Intel Corporation. In addition, in the event Intel refers customers to the Company under this agreement, the Company will pay Intel specified fees. There were no amounts earned or due to Intel under this agreement as of June 30, 2009.
     At December 31, 2008 and June 30, 2009, Intel owed the Company approximately $150,000 and $106,000, respectively, recorded as a non-trade receivable relating to this agreement. The Company recognized $0, $1,518,000, $0 and $3,036,000 of revenue relating to this agreement for the three and six months ended June 30, 2008 and 2009, respectively. As of December 31, 2008, the Company had recorded $3,214,000 related to this agreement as deferred revenue of which $2,143,000 was classified as long term deferred revenue. As of June 30, 2009, the Company has recorded $2,678,000 related to this agreement as deferred revenue, of which $1,607,000 is classified as long-term deferred revenue.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2008 included in our final prospectus dated June 30, 2009 and filed with the Securities and Exchange Commission, or SEC. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
Overview
     LogMeIn provides on-demand, remote-connectivity solutions to small and medium businesses, or SMBs, IT service providers and consumers. Businesses and IT service providers use our solutions to deliver end-user support and to remotely access and manage computers and other Internet-enabled devices more effectively and efficiently. Consumers and mobile workers use our solutions to access computer resources remotely, thereby facilitating their mobility and increasing their productivity. Our solutions, which are deployed on-demand and accessible through a web browser, are secure, scalable and easy for our customers to try, purchase and use. Our paying customer base has grown from approximately 141,000 premium accounts as of June 30, 2008 to more than 200,000 premium accounts as of June 30, 2009.
     We offer two free services and nine premium services. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, expiring free trials that we convert to paid subscriptions and direct marketing to new and existing customers.
     We derive our revenue principally from subscription fees from SMBs, IT service providers and consumers. The majority of our customers subscribe to our services on an annual basis. We sell our premium services at prices ranging from approximately $30 to $1,900 per year. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the six months ended June 30, 2009, we generated revenues of $35.2 million, compared to $21.3 million for the six months ended June 30, 2008, an increase of approximately 65%. In fiscal 2008, we generated revenues of $51.7 million.
     In addition to selling our services to end users, we entered into a service and marketing agreement with Intel Corporation in December 2007 pursuant to which we are adapting our service delivery platform, Gravity, to work with specific technology delivered with Intel hardware and software products. The agreement provides that Intel will market and sell the services to its customers. Intel pays us a minimum license and service fee on a quarterly basis during the term of the agreement, and we and Intel share revenue generated by the use of the services by third parties to the extent it exceeds the minimum payments. We began recognizing revenue associated with the Intel service and marketing agreement in the quarter ended September 30, 2008. During the six months ended June 30, 2009, we recognized $3.0 million in revenue from this agreement.
     We have funded our operations through June 30, 2009 primarily through net proceeds of approximately $27.8 million from the sale of redeemable convertible preferred stock and cash flows from operations. We incurred net losses of $6.7 million for 2006, $9.1 million for 2007 and $5.4 million for 2008 and earned net income of $4.5 million for the six months ended June 30, 2009. We expect to continue making significant future expenditures to develop and expand our business.

Certain Trends and Uncertainties
     The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. The summary, however, should be considered along with the factors identified in the section titled “Risk Factors” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this report.
•	We continue to closely monitor current adverse economic conditions, particularly as they impact SMBs, IT service providers and consumers. We are unable to predict the likely duration and severity of the current adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business.

•	We believe that competition will continue to increase. Increased competition could result from existing competitors or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have and adverse effect on our financial condition and results of operations.

•	We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.
Sources of Revenue
     We derive our revenue principally from subscription fees from SMBs, IT service providers and consumers. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe and is not concentrated within one customer or group of customers. The majority of our customers subscribe to our services on an annual basis and pay in advance, typically with a credit card, for their subscription. A smaller percentage of our customers subscribe to our services on a monthly basis through either month-to-month commitments or annual commitments that are then paid monthly with a credit card. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period. Approximately 94% of our subscriptions have a one-year term. For the six months ended June 30, 2009, our dollar-weighted average renewal rate was approximately 80%. The dollar-weighted average renewal rate is the percentage of our subscriptions, on a dollar basis, that could have terminated during the six months ended June 30, 2009, in accordance with the terms of the subscription agreements but which were renewed. We believe this rate provides us with a view of our customers’ satisfaction with our services and improves the predictability of our revenue.
     In addition to our subscription fees, to a lesser extent, we also generate revenue from the license and annual maintenance fees from the licensing of our RemotelyAnywhere product. We license RemotelyAnywhere to our customers on a perpetual basis. Because we do not have vendor specific objective evidence of fair value, or VSOE, for our maintenance arrangements, we record the initial license and maintenance fee as deferred revenue and recognize the fees as revenue ratably, on a daily basis, over the initial maintenance period. We also initially record maintenance fees for subsequent maintenance periods as deferred revenue and recognize revenue ratably, on a daily basis, over the maintenance period. The Company also generates revenue from the license of its Ignition for iPhone product which is sold as a perpetual license and is recognized as delivered. Revenue from RemotelyAnywhere and Ignition for iPhone represented less than 5% of our revenue for the interim periods.
Employees
          We have increased our number of full-time employees to 320 at June 30, 2009 as compared to 287 at December 31, 2008 and 254 at June 30, 2008.

Cost of Revenue and Operating Expenses
     We allocate certain overhead expenses, such as rent and utilities, to expense categories based on the headcount in our office space occupied by personnel in that expense category as a percentage of our total headcount or office space. As a result, an overhead allocation associated with these costs is reflected in the cost of revenue and each operating expense category.
     Cost of Revenue. Cost of revenue consists primarily of costs associated with our data center operations and customer support centers, including wages and benefits for personnel, telecommunication and hosting fees for our services, equipment maintenance, maintenance and license fees for software licenses and depreciation. Additionally, amortization expense associated with the software and technology acquired as part of our acquisition of substantially all the assets of Applied Networking, Inc. is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers is related to the number of customers who subscribe to our services and the complexity and redundancy of our services and hosting infrastructure. We expect these expenses to increase in absolute dollars as we continue to increase our number of customers over time but, in total, to remain relatively constant as a percentage of revenue.
     Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, consulting fees associated with outsourced development projects, facilities rent and depreciation associated with assets used in development. We have focused our research and development efforts on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Hungary. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our services, but decrease as a percentage of revenue.
     Sales and Marketing. Sales and marketing expenses consist primarily of online search and advertising costs, wages, commissions and benefits for sales and marketing personnel, offline marketing costs such as media advertising and trade shows, and credit card processing fees. Online search and advertising costs consist primarily of pay-per-click payments to search engines and other online advertising media such as banner ads. Offline marketing costs include radio and print advertisements as well as the costs to create and produce these advertisements, and tradeshows, including the costs of space at trade shows and costs to design and construct trade show booths. Advertising costs are expensed as incurred. In order to continue to grow our business and awareness of our services, we expect that we will continue to commit resources to our sales and marketing efforts. We expect that sales and marketing expenses will increase in absolute dollars, but decrease as a percentage of revenue over time as our revenue increases.
     General and Administrative. General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, finance and accounting personnel, professional fees, insurance and other corporate expenses. We expect that general and administrative expenses will increase as we continue to add personnel and enhance our internal information systems in connection with the growth of our business. In addition, we anticipate that we will incur additional personnel expenses, professional service fees, including auditing, legal and insurance costs, related to operating as a public company. We expect that our general and administrative expenses will increase in both absolute dollars and as a percentage of revenue.
Critical Accounting Policies
     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below.
•	Revenue recognition;

•	Income taxes;

•	Software development costs; and

•	Stock-based compensation.
     During the three and six months ended June 30, 2009 there were no significant changes in our critical accounting policies or estimates. See Note 2 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our prospectus filed on June 30, 2009 for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.
Results of Consolidated Operations
     The following table sets forth selected consolidated statements of operations data for each of the periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
		(In thousands)
Revenue	$11,422	$18,007	$21,341	$35,204
Cost of revenue	1,373	1,853	2,716	3,598

Gross profit	10,049	16,154	18,625	31,606

Operating expenses:
Research and development	3,131	2,904	5,706	5,908
Sales and marketing	7,987	8,874	15,541	17,319
General and administrative	1,668	1,787	3,269	3,442
Legal settlements	150	—	600	—
Amortization of acquired intangibles	82	82	164	164

Total operating expenses	13,018	13,647	25,280	26,833

Income (loss) from operations	(2,969)	2,507	(6,655)	4,773
Interest and other expense, net	(34)	(92)	55	(136)

Income (loss) before provision for income taxes	(3,003)	2,415	(6,600)	4,637
Provision for income taxes	(8)	(75)	(54)	(164)

Net income (loss)	$(3,011)	$2,340	$(6,654)	$4,473

     The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
	(In thousands)
Revenue	100%	100%	100%	100%
Cost of revenue	12	10	13	10

Gross profit	88	90	87	90

Operating expenses:
Research and development	27	16	27	17
Sales and marketing	70	49	73	49
General and administrative	15	10	15	10
Legal settlements	1	—	3	—
Amortization of acquired intangibles	1	1	—	—

Total operating expenses	114	76	118	76

Income (loss) from operations	(26)	14	(31)	14
Interest and other expense, net	—	(1)	—	(1)

Income (loss) before provision for income taxes	(26)	13	(31)	13
Provision for income taxes	—	—	—	—

Net income (loss)	(26)%	13%	(31)%	13%

Three Months Ended June 30, 2009 and 2008
     Revenue. Revenue for the three months ended June 30, 2009 was $18.0 million, an increase of $6.6 million, or 58%, over revenue of $11.4 million for the three months ended June 30, 2008, primarily due to revenue generated from new customers (including $1.5 million of incremental revenue from Intel), as the number of our premium accounts increased by 42% to 200,000 as of June 30, 2009, compared to 141,000 premium accounts as of June 30, 2008. The remaining increase in revenue was due to incremental subscription revenue from our existing customers.
     Cost of Revenue. Cost of revenue for the three months ended June 30, 2009 was $1.9 million, an increase of $0.5 million, or 35%, over cost of revenue of $1.4 million for the three months ended June 30, 2008. As a percentage of revenue, cost of revenue was 10% for the three months ended June 30, 2009 versus 12% for the three months ended June 30, 2008. The decrease in cost of revenue as a percentage of revenue was primarily the result of more efficient utilization of our data center and customer support organizations. The increase in absolute dollars primarily resulted from an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. The increase in data center costs was due to the expansion of our data center facilities as we added capacity to our hosting infrastructure. Additionally, $0.2 million of the increase in cost of revenue was due to the increased costs in our customer support organization we incurred, primarily as a result of hiring new employees to support our customer growth.
     Research and Development Expenses. Research and development expenses for the three months ended June 30, 2009 were $2.9 million, a decrease of $0.2 million, or 7%, over research and development expenses of $3.1 million for the three months ended June 30, 2008. The total number of research and development personnel increased to 136 at June 30, 2009 from 110 at June 30, 2008. However, the decrease in research and development expense was primarily due to fluctuations in foreign exchange rates as a result of the majority of our research and development personnel being located in our Hungarian research and development facilities.
     Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2009 were $8.9 million, an increase of $0.9 million, or 11%, over sales and marketing expenses of $8.0 million for the three months ended June 30, 2008. The increase was primarily due to a $0.6 million increase in personnel related and recruiting costs from additional employees hired to support our growth in sales and expand our marketing efforts.

The total number of sales and marketing personnel increased to 109 at June 30, 2009 from 88 at June 30, 2008. The increase was also due to $0.2 million increase in consulting costs.
     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2009 were $1.8 million, an increase of $0.1 million, or 7%, over general and administrative expenses of $1.7 million for the three months ended June 30, 2008. The increase was primarily due to a $0.1 million increase in personnel related costs as we increased the number of general and administrative employees to support our overall growth.
     Legal Settlement Expenses. Legal settlement expenses for the three months ended June 30, 2009 were zero, a decrease of $0.2 million, or 100%, over legal settlement expenses of $0.2 million for the three months ended June 30, 2008. In May 2008, we settled a lawsuit which began in 2007 related to an alleged patent infringement.
     Amortization of Acquired Intangibles. Amortization of acquired intangibles for the three months ended June 30, 2009 and 2008 was $0.1 million and related to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc.
     Interest and Other Expense, Net. Interest and other expense, net for the three months ended June 30, 2009 was $92,000, an increase of $59,000 over interest and other expense, net of $33,000 for the three months ended June 30, 2008. The change was mainly due to an a decrease in interest income and an increase in foreign exchange losses offset by a decrease in interest expense associated with a note payable related to our acquisition of Applied Networking, Inc.
     Income Taxes. During the three months ended June 30, 2009 and 2008, we recorded a deferred tax provision of approximately $4,000 related to the different book and tax treatment for goodwill and a provision for foreign and state income taxes totaling $71,000 and $3,000, respectively. We recorded a federal income tax provision for the three months ended June 30, 2009 and a Federal income tax benefit for the three months ended June 30, 2008 which were offset by the change in the valuation allowance. We have also provided a full valuation allowance for our net deferred tax assets as we believe it is not more likely than not that any future benefits from these deferred tax assets would be realized.
     Net Income (Loss). We recognized net income of $2.3 million for the three months ended June 30, 2009 versus a net loss of $3.0 million for the three months ended June 30, 2008. The increase in net income was associated with the increase in revenues offset by an increase in operating expenses.
Six Months Ended June 30, 2009 and 2008
     Revenue. Revenue for the six months ended June 30, 2009 was $35.2 million, an increase of $13.9 million, or 65%, over revenue of $21.3 million for the six months ended June 30, 2008, primarily due to increased revenue from new customers (including $3.0 million of incremental revenue from Intel), as the number of our premium accounts increased by 42% to 200,000 as of June 30, 2009, compared to 141,000 premium accounts as of June 30, 2008. The remaining increase in revenue was due to incremental subscription revenue from our existing customers.
     Cost of Revenue. Cost of revenue for the six months ended June 30, 2009 was $3.6 million, an increase of $0.9 million, or 32%, over cost of revenue of $2.7 million for the six months ended June 30, 2008. As a percentage of revenue, cost of revenue was 10% for the six months ended June 30, 2009 versus 13% for the six months ended June 30, 2008. The decrease in cost of revenue as a percentage of revenue was primarily the result of more efficient utilization of our data center and customer support organizations. The increase in absolute dollars primarily resulted from an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. Of the increase in cost of revenue, $0.5 million resulted from increased data center costs associated with the hosting of our services. The increase in data center costs was due to the expansion of our data center facilities as we added capacity to our hosting infrastructure. Additionally, $0.4 million of the increase in cost of revenue was due to the increased costs in our customer support organization we incurred, primarily as a result of hiring new employees to support our customer growth.

     Research and Development Expenses. Research and development expenses for the six months ended June 30, 2009 were $5.9 million, an increase of $0.2 million, or 4%, over research and development expenses of $5.7 million for the six months ended June 30, 2008. The increase was primarily due to additional personnel-related costs, including salary and other compensation related costs, from hiring additional research and development employees. The total number of research and development personnel increased to 136 at June 30, 2009 from 110 at June 30, 2008.
     Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2009 were $17.3 million, an increase of $1.8 million, or 11%, over sales and marketing expenses of $15.5 million for the six months ended June 30, 2008. The increase was primarily due to a $1.3 million increase in personnel related and recruiting costs from additional employees hired to support our growth in sales and expand our marketing efforts. The total number of sales and marketing personnel increased to 109 at June 30, 2009 from 88 at June 30, 2008. The increase was also due to $0.3 million increase in consulting costs.
     General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2009 were $3.4 million, an increase of $0.1 million, or 5%, over general and administrative expenses of $3.3 million for the six months ended June 30, 2008. The increase was primarily due to a $0.2 million increase in personnel related costs million as we increased the number of general and administrative employees to support our overall growth. These were offset by a $0.1 decrease in consulting and legal costs.
     Legal Settlement Expenses. Legal settlement expenses for the six months ended June 30, 2009 were zero, a decrease of $0.6 million, or 100%, over legal settlement expenses of $0.6 million for the six months ended June 30, 2008. In May 2008, we settled a lawsuit which began in 2007 related to an alleged patent infringement.
     Amortization of Acquired Intangibles. Amortization of acquired intangibles for the six months ended June 30, 2009 and 2008 was $0.2 million and related to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc.
     Interest and Other Expense, Net. Interest and other expense, net for the six months ended June 30, 2009 was $135,000, an increase of $191,000 over interest and other income, net of $56,000 for the six months ended June 30, 2008. The change was mainly due to a decrease in interest income and an increase in foreign exchange losses offset by a decrease in interest expense associated with a note payable related to our acquisition of Applied Networking, Inc.
     Income Taxes. During the six months ended June 30, 2009 and 2008, we recorded a deferred tax provision of approximately $8,000 related to the different book and tax treatment for goodwill and a provision for foreign and state income taxes totaling $156,000 and $46,000, respectively. We recorded a federal income tax provision for the six months ended June 30, 2009 and a Federal income tax benefit for the six months ended June 30, 2008 which were offset by the change in the valuation allowance. We have provided a full valuation allowance for our net deferred tax assets as we believe it is not more likely than not that any future benefits from these deferred tax assets would be realized.
     Net Income (Loss). We recognized a net income of $4.5 million for the six months ended June 30, 2009 versus a net loss of $6.7 million for the six months ended June 30, 2008. The increase in net income arose principally from revenues offset by an increase in operating expenses.

Liquidity and Capital Resources
     The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2008	2009

Net cash provided by operations	$1,762	$9,368
Net cash used in investing activities	(1,523)	(2,114)
Net cash used in provided by financing activities	(716)	(99)
Effect of exchange rate changes	84	48

Net increase (decrease) in cash	$(393)	$7,203

     Since our inception and through June 30, 2009, we have financed our operations primarily through the sale of redeemable convertible preferred stock and cash flows from operations. At June 30, 2009, our principal source of liquidity was cash and cash equivalents totaling $30.1 million.
Cash Flows From Operating Activities
     Net cash inflows from operating activities during the six months ended June 30, 2009 were mainly due to $4.5 million of net income for the period, non-cash operating expenses, including $1.5 million for depreciation and amortization and $1.2 million for stock compensation, a $0.5 million increase in current liabilities and $2.2 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth. These were offset by a $0.5 million increase in accounts receivable and a $0.2 million increase in prepaid expenses and other current assets.
     Net cash inflows from operating activities during the six months ended June 30, 2008 were due to a $6.0 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth and a $0.8 million increase in current liabilities and non-cash operating expenses including $1.0 million for depreciation and amortization and $1.3 million for stock compensation. These were offset by a $6.7 million net loss for the period, a $0.7 million increase in prepaid and other current assets and a $0.3 million increase in accounts receivable.
Cash Flows From Investing Activities
     Net cash used in investing activities during the six months ended June 30, 2009 and 2008 consisted primarily of the purchase of equipment. Purchases of equipment resulted from the expansion of our data centers as well as an increase in the number of our employees in connection with the expansion of our office and related infrastructure.
     Our future capital requirements may vary materially from those currently planned and will depend on many factors, including, but not limited to, development of new services, market acceptance of our services, the expansion of our sales, support, development and marketing organizations, the establishment of additional offices in the United States and worldwide and the expansion of our data center infrastructure necessary to support our growth. Since our inception, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We also intend to make investments in computer equipment and systems and infrastructure related to existing and new offices as we move and expand our facilities, add additional personnel and continue to grow our business. We are not currently party to any purchase contracts related to future capital expenditures.
Cash Flows From Financing Activities
     Net cash flows used in financing activities were $0.7 million and $0.1 million for the six months ended June 30, 2008 and 2009, respectively and were mainly the result of fees related to our IPO, partially offset by proceeds received from the issuance of common stock upon the exercise of stock options.

     On July 7, 2009 we closed our IPO raising net proceeds of approximately $83.0 million after deducting underwriting discounts and estimated offering costs. While we believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, we may elect to raise additional capital through the sale of additional equity or debt securities or obtain a credit facility to develop or enhance our services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If we elect, additional financing may not be available in amounts or on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
     During the last three years, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.
Off-Balance Sheet Arrangements
     We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.
Contractual Obligations
     The following table summarizes our contractual obligations at December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$9,005,000	$1,809,000	$4,086,000	$3,039,000	$71,000
Hosting service agreements	$547,000	$547,000	$—	$—	$—

Total	$9,552,000	$2,356,000	$4,086,000	$3,039,000	$71,000

     The commitments under our operating leases shown above consist primarily of lease payments for our Woburn, Massachusetts corporate headquarters, our international sales and marketing offices located in Amsterdam, The Netherlands, and Sydney, Australia and our research and development offices in Budapest and Szeged, Hungary, and contractual obligations related to our data centers.
Recent Accounting Pronouncements
     We adopted SFAS No. 157, Fair Value Measurements, for financial assets and liabilities on January 1, 2008 which did not have a material impact on our financial statements. We adopted SFAS No. 157 for non-financial assets and liabilities on January 1, 2009 and there was no quantitative impact due to the adoption of SFAS No. 157.
     In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, which require disclosures about fair value of financial instruments in interim reporting periods as well as in annual financial statements. The effective date for FSP No. FAS 107-1 and APB 28-1 is June 15, 2009 and accordingly we have adopted the provisions of this FSP as of June 30, 2009. Although the adoption of FSP FAS 107-1 and APB 28-1 did not impact its financial condition, results of operations, or cash flow, we are now required to provide additional disclosures, which are included in Note 4.
     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which defines the subsequent events or transactions period, circumstances under which such events or transactions should be recognized, and disclosures regarding subsequent events or transactions. SFAS No. 165 is effective for interim or annual periods ending after June 15, 2009. We have adopted the provisions of SFAS No. 165 as of June 30, 2009. Although the adoption of SFAS No. 165 did not materially impact its financial condition, results of operations, or cash flow, we are now required to provide additional disclosures, which are included in Note 2.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a result of the majority of our research and development expenditures being made from our Hungarian research and development facilities, and in our international sales and marketing offices in Amsterdam, The Netherlands and Sydney, Australia. In the six months ended June 30, 2009, approximately 16%, 13% and 2% of our operating expenses occurred in our operations in Hungary, Amsterdam and Sydney, respectively. In the six months ended June 30, 2008, approximately 17% and 9% of our operating expenses occurred in our operations in Hungary and Amsterdam, respectively. Additionally, a small but increasing percentage of our sales outside the United States are denominated in local currencies and, thus, also subject to fluctuations due to changes in foreign currency exchange rates. To date, changes in foreign currency exchange rates have not had a material impact on our operations, and a future change of 20% or less in foreign currency exchange rates would not materially affect our operations. At this time we do not, but may in the future, enter into any foreign currency hedging programs or instruments that would hedge or help offset such foreign currency exchange rate risk.
     Interest Rate Sensitivity. Interest income is sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our cash and cash equivalents, which are primarily invested in deposits and money market funds, we believe there is no material risk of exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On June 3, 2009, we learned that PB&J Software, LLC, or PB&J, had filed a complaint on June 2, 2009 that named us and four other companies as defendants in a lawsuit in the U.S. District Court for the District of Minnesota. We received service of the complaint on July 20, 2009. The complaint alleges that we have infringed U.S. Patent No. 7,310,736, which allegedly is owned by PB&J and has alleged claims directed to a particular application or system for transferring or storing back-up copies of files from one computer to a second computer. The complaint seeks damages in an unspecified amount and injunctive relief. We are investigating these allegations, believe we have meritorious defenses to the claim and intend to defend the lawsuit vigorously.
     We are from time to time subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on our consolidated financial statements.
Item 1A. Risk Factors
Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report on Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.
RISKS RELATED TO OUR BUSINESS AND INDUSTRY
We have had a history of losses.
     We experienced net losses of $6.7 million for 2006, $9.1 million for 2007, and $5.4 million for 2008. In the quarter ended September 30, 2008, we achieved profitability and reported net income for the first time. We cannot predict if we will sustain this profitability or, if we fail to sustain this profitability, again attain profitability in the near future or at all. We expect to continue making significant future expenditures to develop and expand our business. In addition, as we are now a public company, we will incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures make it harder for us to achieve and maintain future profitability. Our recent growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described herein, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to achieve or maintain profitability, and we may incur significant losses for the foreseeable future.
Our limited operating history makes it difficult to evaluate our current business and future prospects.
          Our company has been in existence since 2003, and much of our growth has occurred in recent periods. Our limited operating history may make it difficult for you to evaluate our current business and our future prospects. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including increasing expenses as we continue to grow our business. If we do not manage these risks successfully, our business will be harmed.

Our business is substantially dependent on market demand for, and acceptance of, the on-demand model for the use of software.
     We derive, and expect to continue to derive, substantially all of our revenue from the sale of on-demand solutions, a relatively new and rapidly changing market. As a result, widespread acceptance and use of the on-demand business model is critical to our future growth and success. Under the perpetual or periodic license model for software procurement, users of the software typically run applications on their hardware. Because companies are generally predisposed to maintaining control of their IT systems and infrastructure, there may be resistance to the concept of accessing the functionality that software provides as a service through a third party. If the market for on-demand software solutions fails to grow or grows more slowly than we currently anticipate, demand for our services could be negatively affected.
Growth of our business may be adversely affected if businesses, IT support providers or consumers do not adopt remote access or remote support solutions more widely.
     Our services employ new and emerging technologies for remote access and remote support. Our target customers may hesitate to accept the risks inherent in applying and relying on new technologies or methodologies to supplant traditional methods of remote connectivity. Our business will not be successful if our target customers do not accept the use of our remote access and remote support technologies.
Adverse economic conditions or reduced IT spending may adversely impact our revenues.
     Our business depends on the overall demand for IT and on the economic health of our current and prospective customers. The use of our service is often discretionary and may involve a commitment of capital and other resources. Weak economic conditions, or a reduction in IT spending even if economic conditions improve, would likely adversely impact our business, operating results and financial condition in a number of ways, including by lengthening sales cycles, lowering prices for our services and reducing sales.
Failure to renew or early termination of our service and marketing agreement with Intel would adversely impact our revenues.
     In December 2007, we entered into a service and marketing agreement with Intel Corporation to jointly develop and market a service that delivers connectivity to computers built with Intel components. Under the terms of this four-year agreement, we are adapting our service delivery platform, Gravity, to work with specific technology delivered with Intel hardware and software products. If we are unable to renew our agreement with Intel after the initial four-year term on commercially reasonable terms, or at all, our revenue would decrease. In addition, the agreement grants Intel early termination rights in certain circumstances, such as a failure of the parties to exceed certain minimum revenue levels after the second and third years of the agreement. If Intel exercises any of its early termination rights, even after Intel’s payment of required early termination fees, our revenues would decrease.
Assertions by a third party that our services infringe its intellectual property, whether or not correct, could subject us to costly and time-consuming litigation or expensive licenses.
     There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and become increasingly visible as a publicly-traded company, the possibility of intellectual property rights claims against us may grow. During 2007 and 2008, we were a defendant in three patent infringement lawsuits and paid approximately $2.8 million to settle these lawsuits. In addition, on June 20, 2009 we received service of a complaint from PB&J Software, LLC, alleging that we have infringed on one of their patents relating to a particular application or system for transferring or storing back-up copies of files from one computer to a second computer. While we believe we have meritorious defenses to these claims, we could be required to spend significant resources investigating and defending this claim. In addition, any adverse determination or settlement of this claim could prevent us from offering a portion of our services or require us to pay damages or license fees.
     In addition, although we have licensed proprietary technology, we cannot be certain that the owners’ rights in such technology will not be challenged, invalidated or circumvented. Furthermore, many of our service agreements require us to indemnify our customers for certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. These types of claims could harm our relationships with our customers, may deter future customers from subscribing to our services or could expose us to litigation for these claims. Even if we are not a party to any litigation between a customer and a third party, an adverse outcome in any such litigation could make it more difficult for us to defend our intellectual property in any subsequent litigation in which we are a named party.
     Any intellectual property rights claim against us or our customers, with or without merit, could be time-consuming, expensive to litigate or settle and could divert management attention and financial resources. An adverse determination also could prevent us from offering our services, require us to pay damages, require us to obtain a license or require that we stop using technology found to be in violation of a third party’s rights or procure or develop substitute services that do not infringe, which could require significant resources and expenses.
We depend on search engines to attract a significant percentage of our customers, and if those search engines change their listings or increase their pricing, it would limit our ability to attract new customers.
     Many of our customers locate our website through search engines, such as Google. Search engines typically provide two types of search results, algorithmic and purchased listings, and we rely on both types. Algorithmic listings cannot be purchased and are determined and displayed solely by a set of formulas designed by the search engine. Search engines revise their algorithms from time to time in an attempt to optimize search result listings. If the search engines on which we rely for algorithmic listings modify their algorithms in a manner that reduces the prominence of our listing, fewer potential customers may click through to our website, requiring us to resort to other costly resources to replace this traffic. Any failure to replace this traffic could reduce our revenue and increase our costs. In addition, costs for purchased listings have increased in the past and may increase in the future, and further increases could have negative effects on our financial condition.
If we are unable to attract new customers to our services on a cost-effective basis, our revenue and results of operations will be adversely affected.
     We must continue to attract a large number of customers on a cost-effective basis, many of whom have not previously used on-demand, remote-connectivity solutions. We rely on a variety of marketing methods to attract new customers to our services, such as paying providers of online services and search engines for advertising space and priority placement of our website in response to Internet searches. Our ability to attract new customers also depends on the competitiveness of the pricing of our services. If our current marketing initiatives are not successful or become unavailable, if the cost of such initiatives were to significantly increase, or if our competitors offer similar services at lower prices, we may not be able to attract new customers on a cost-effective basis and, as a result, our revenue and results of operations would be adversely affected.
If we are unable to retain our existing customers, our revenue and results of operations would be adversely affected.
     We sell our services pursuant to agreements that are generally one year in duration. Our customers have no obligation to renew their subscriptions after their subscription period expires, and these subscriptions may not be renewed on the same or on more profitable terms. As a result, our ability to grow depends in part on subscription renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.
If we fail to convert our free users to paying customers, our revenue and financial results will be harmed.

     A significant portion of our user base utilizes our services free of charge through our free services or free trials of our premium services. We seek to convert these free and trial users to paying customers of our premium services. If our rate of conversion suffers for any reason, our revenue may decline and our business may suffer.
We use a limited number of data centers to deliver our services. Any disruption of service at these facilities could harm our business.
     We host our services and serve all of our customers from three third-party data center facilities, of which two are located in the United States and one is located in Europe. We do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.
     Any changes in third-party service levels at our data centers or any errors, defects, disruptions or other performance problems with our services could harm our reputation and may damage our customers’ businesses. Interruptions in our services might reduce our revenue, cause us to issue credits to customers, subject us to potential liability, cause customers to terminate their subscriptions or harm our renewal rates.
     Our data centers are vulnerable to damage or interruption from human error, intentional bad acts, pandemics, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. At least one of our data facilities is located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. The occurrence of a natural disaster or an act of terrorism, vandalism or other misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.
If the security of our customers’ confidential information stored in our systems is breached or otherwise subjected to unauthorized access, our reputation may be harmed, and we may be exposed to liability and a loss of customers.
     Our system stores our customers’ confidential information, including credit card information and other critical data. Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, time-consuming and expensive litigation and other possible liabilities as well as negative publicity. Techniques used to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to. We and our third-party data center facilities may be unable to anticipate these techniques or to implement adequate preventative or reactionary measures. In addition, many states have enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures. Any security breach, whether successful or not, would harm our reputation, and it could cause the loss of customers.
Failure to comply with data protection standards may cause us to lose the ability to offer our customers a credit card payment option which would increase our costs of processing customer orders and make our services less attractive to our customers, the majority of which purchase our services with a credit card.
     Major credit card issuers have adopted data protection standards and have incorporated these standards into their contracts with us. If we fail to maintain our compliance with the data protection and documentation standards adopted by the major credit card issuers and applicable to us, these issuers could terminate their agreements with us, and we could lose our ability to offer our customers a credit card payment option. Most of our individual and SMB customers purchase our services online with a credit card, and our business depends substantially upon our ability to offer the credit card payment option. Any loss of our ability to offer our customers a credit card payment option would make our services less attractive to them and hurt our business. Our administrative costs related to customer payment processing would also increase significantly if we were not able to accept credit card payments for our services.

Failure to effectively and efficiently service SMBs would adversely affect our ability to increase our revenue.
     We market and sell a significant amount of our services to SMBs. SMBs are challenging to reach, acquire and retain in a cost-effective manner. To grow our revenue quickly, we must add new customers, sell additional services to existing customers and encourage existing customers to renew their subscriptions. Selling to, and retaining SMBs is more difficult than selling to and retaining large enterprise customers because SMB customers generally:
•	have high failure rates;

•	are price sensitive;

•	are difficult to reach with targeted sales campaigns;

•	have high churn rates in part because of the scale of their businesses and the ease of switching services; and

•	generate less revenues per customer and per transaction.
     In addition, SMBs frequently have limited budgets and may choose to spend funds on items other than our services. Moreover, SMBs are more likely to be significantly affected by economic downturns than larger, more established companies, and if these organizations experience economic hardship, they may be unwilling or unable to expend resources on IT.
     If we are unable to market and sell our services to SMBs with competitive pricing and in a cost-effective manner, our ability to grow our revenue quickly and become profitable will be harmed.
We may not be able to respond to rapid technological changes with new services, which could have a material adverse effect on our sales and profitability.
     The on-demand, remote-connectivity solutions market is characterized by rapid technological change, frequent new service introductions and evolving industry standards. Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing services, introduce new services and sell into new markets. To achieve market acceptance for our services, we must effectively anticipate and offer services that meet changing customer demands in a timely manner. Customers may require features and capabilities that our current services do not have. If we fail to develop services that satisfy customer preferences in a timely and cost-effective manner, our ability to renew our services with existing customers and our ability to create or increase demand for our services will be harmed.
     We may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new services and enhancements. The introduction of new services by competitors, the emergence of new industry standards or the development of entirely new technologies to replace existing service offerings could render our existing or future services obsolete. If our services become obsolete due to wide-spread adoption of alternative connectivity technologies such as other Web-based computing solutions, our ability to generate revenue may be impaired. In addition, any new markets into which we attempt to sell our services, including new countries or regions, may not be receptive.
     If we are unable to successfully develop or acquire new services, enhance our existing services to anticipate and meet customer preferences or sell our services into new markets, our revenue and results of operations would be adversely affected.
The market in which we participate is competitive, with low barriers to entry, and if we do not compete effectively, our operating results may be harmed.
     The markets for remote-connectivity solutions are competitive and rapidly changing, with relatively low barriers to entry. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our services to achieve or maintain widespread market acceptance. Often we compete against existing services that our potential customers have already made significant expenditures to acquire and implement.

     Certain of our competitors offer, or may in the future offer, lower priced, or free, products or services that compete with our solutions. This competition may result in reduced prices and a substantial loss of customers for our solutions or a reduction in our revenue.
     We compete with Citrix Systems, WebEx (a division of Cisco Systems) and others. Certain of our solutions, including our free remote access service, also compete with current or potential services offered by Microsoft and Apple. Many of our actual and potential competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied services and larger marketing budgets, as well as greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. If we are not able to compete effectively, our operating results will be harmed.
Industry consolidation may result in increased competition.
     Some of our competitors have made or may make acquisitions or may enter into partnerships or other strategic relationships to offer a more comprehensive service than they individually had offered. In addition, new entrants not currently considered to be competitors may enter the market through acquisitions, partnerships or strategic relationships. We expect these trends to continue as companies attempt to strengthen or maintain their market positions. Many of the companies driving this trend have significantly greater financial, technical and other resources than we do and may be better positioned to acquire and offer complementary services and technologies. The companies resulting from such combinations may create more compelling service offerings and may offer greater pricing flexibility than we can or may engage in business practices that make it more difficult for us to compete effectively, including on the basis of price, sales and marketing programs, technology or service functionality. These pressures could result in a substantial loss of customers or a reduction in our revenues.
Original equipment manufacturers may adopt solutions provided by our competitors.
     Original equipment manufacturers may in the future seek to build the capability for on-demand, remote-connectivity solutions into their products. We may compete with our competitors to sell our services to, or partner with, these manufacturers. Our ability to attract and partner with these manufacturers will, in large part, depend on the competitiveness of our services. If we fail to attract or partner with, or our competitors are successful in attracting or partnering with, these manufacturers, our revenue and results of operations would be affected adversely.
Our quarterly operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline.
     Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly operating results or guidance may be due to a number of factors, including, but not limited to, those listed below:
•	our ability to renew existing customers, increase sales to existing customers and attract new customers;

•	the amount and timing of operating costs and capital expenditures related to the operation, maintenance and expansion of our business;

•	service outages or security breaches;

•	whether we meet the service level commitments in our agreements with our customers;

•	changes in our pricing policies or those of our competitors;

•	the timing and success of new application and service introductions and upgrades by us or our competitors;

•	changes in sales compensation plans or organizational structure;

•	the timing of costs related to the development or acquisition of technologies, services or businesses;

•	seasonal variations or other cyclicality in the demand for our services;

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses;

•	the purchasing and budgeting cycles of our customers;

•	the financial condition of our customers; and

•	geopolitical events such as war, threat of war or terrorist acts.
     We believe that our quarterly revenue and operating results may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on the results of one quarter as an indication of future performance.
If our services are used to commit fraud or other similar intentional or illegal acts, we may incur significant liabilities, our services may be perceived as not secure and customers may curtail or stop using our services.
     Our services enable direct remote access to third-party computer systems. We do not control the use or content of information accessed by our customers through our services. If our services are used to commit fraud or other bad or illegal acts, such as posting, distributing or transmitting any software or other computer files that contain a virus or other harmful component, interfering or disrupting third-party networks, infringing any third party’s copyright, patent, trademark, trade secret or other proprietary rights or rights of publicity or privacy, transmitting any unlawful, harassing, libelous, abusive, threatening, vulgar or otherwise objectionable material, or accessing unauthorized third-party data, we may become subject to claims for defamation, negligence, intellectual property infringement or other matters. As a result, defending such claims could be expensive and time-consuming, and we could incur significant liability to our customers and to individuals or businesses who were the targets of such acts. As a result, our business may suffer and our reputation will be damaged.
We provide minimum service level commitments to some of our customers, our failure of which to meet could cause us to issue credits for future services or pay penalties, which could significantly harm our revenue.
     Some of our customer agreements now, and may in the future, provide minimum service level commitments regarding items such as uptime, functionality or performance. If we are unable to meet the stated service level commitments for these customers or suffer extended periods of unavailability for our service, we are or may be contractually obligated to provide these customers with credits for future services or pay other penalties. Our revenue could be significantly impacted if we are unable to meet our service level commitments and are required to provide a significant amount of our services at no cost or pay other penalties. We do not currently have any reserves on our balance sheet for these commitments.
We have experienced rapid growth in recent periods. If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.
     We increased our number of full-time employees from 209 at December 31, 2007, to 287 at December 31, 2008 and to 320 at June 30, 2009, and our revenue increased from $27.0 million in 2007, to $51.7 million in 2008 and to $35.2 million for the six months ended June 30, 2009. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.
If we do not effectively expand and train our work force, our future operating results will suffer.
     We plan to continue to expand our work force both domestically and internationally to increase our customer base and revenue. We believe that there is significant competition for qualified personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training and retaining sufficient numbers of personnel to support our growth. New hires require significant training and, in most cases, take significant time before they achieve full productivity. Our recent hires and planned hires may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our recruiting, training and retention efforts are not successful or do not generate a corresponding increase in revenue, our business will be harmed.
Our sales cycles for enterprise customers, currently approximately 10% of our overall sales, can be long, unpredictable and require considerable time and expense, which may cause our operating results to fluctuate.
     The timing of our revenue from sales to enterprise customers is difficult to predict. These efforts require us to educate our customers about the use and benefit of our services, including the technical capabilities and potential cost savings to an organization. Enterprise customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, typically several months. We spend substantial time, effort and money on our enterprise sales efforts without any assurance that our efforts will produce any sales. In addition, service subscriptions are frequently subject to budget constraints and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our results could fall short of public expectations and our business, operating results and financial condition could be adversely affected.
Our long-term success depends, in part, on our ability to expand the sales of our services to customers located outside of the United States, and thus our business is susceptible to risks associated with international sales and operations.
     We currently maintain offices and have sales personnel or independent consultants outside of the United States and are attempting to expand our international operations. In November 2007, we opened our Europe, Middle East and Africa sales and marketing headquarters in Amsterdam, The Netherlands and in January 2009, we opened our Asia-Pacific sales and marketing headquarters in Sydney, Australia. Our international expansion efforts may not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States.
     These risks include:
•	localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	lack of familiarity with and unexpected changes in foreign regulatory requirements;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences, including the complexities of foreign value added or other tax systems and restrictions on the repatriation of earnings;

•	dependence on certain third parties, including channel partners with whom we do not have extensive experience;

•	the burdens of complying with a wide variety of foreign laws and legal standards;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability abroad, terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.
     Operating in international markets also requires significant management attention and financial resources. The investment and additional resources required to establish operations and manage growth in other countries may not produce desired levels of revenue or profitability.
Our success depends on our customers’ continued high-speed access to the Internet and the continued reliability of the Internet infrastructure.
     Because our services are designed to work over the Internet, our revenue growth depends on our customers’ high-speed access to the Internet, as well as the continued maintenance and development of the Internet infrastructure. The future delivery of our services will depend on third-party Internet service providers to expand high-speed Internet access, to maintain a reliable network with the necessary speed, data capacity and security, and to develop complementary products and services, including high-speed modems, for providing reliable and timely Internet access and services. The success of our business depends directly on the continued accessibility, maintenance and improvement of the Internet as a convenient means of customer interaction, as well as an efficient medium for the delivery and distribution of information by businesses to their employees. All of these factors are out of our control.
     To the extent that the Internet continues to experience increased numbers of users, frequency of use or bandwidth requirements, the Internet may become congested and be unable to support the demands placed on it, and its performance or reliability may decline. Any future Internet outages or delays could adversely affect our ability to provide services to our customers.
Our success depends in large part on our ability to protect and enforce our intellectual property rights.
     We rely on a combination of copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. In addition, we have one issued patent and three patents pending, and we are in the process of filing additional patents. We cannot assure you that any patents will issue from our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Any patents that may issue in the future from pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark or trademark registrations will be issued for pending or future applications or that any registered service marks or trademarks will be enforceable or provide adequate protection of our proprietary rights.
     We endeavor to enter into agreements with our employees and contractors and agreements with parties with whom we do business to limit access to and disclosure of our proprietary information. The steps we have taken, however, may not prevent unauthorized use or the reverse engineering of our technology. Moreover, others may independently develop technologies that are competitive to ours or infringe our intellectual property. Enforcement of our intellectual property rights also depends on our successful legal actions against these infringers, but these actions may not be successful, even when our rights have been infringed.
     Furthermore, effective patent, trademark, service mark, copyright and trade secret protection may not be available in every country in which our services are available. In addition, the legal standards relating to the validity, enforceability and scope of protection of intellectual property rights in Internet-related industries are uncertain and still evolving.
Our use of “open source” software could negatively affect our ability to sell our services and subject us to possible litigation.
     A portion of the technologies licensed by us incorporate so-called “open source” software, and we may incorporate open source software in the future. Such open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer our services that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and/or that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our services that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services.
We rely on third-party software, including server software and licenses from third parties to use patented intellectual property that is required for the development of our services, which may be difficult to obtain or which could cause errors or failures of our services.
     We rely on software licensed from third parties to offer our services, including server software from Microsoft and patented third-party technology. In addition, we may need to obtain future licenses from third parties to use intellectual property associated with the development of our services, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software required for the development and maintenance of our services could result in delays in the provision of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party software could result in errors or a failure of our services which could harm our business.
Our failure to raise additional capital or generate the cash flows necessary to expand our operations and invest in our services could reduce our ability to compete successfully.
     We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:
•	develop or enhance our services;

•	continue to expand our development, sales and marketing organizations;

•	acquire complementary technologies, products or businesses;

•	expand our operations, in the United States or internationally;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.

If we fail to maintain proper and effective internal controls, our ability to produce accurate and timely financial statements could be impaired, which could harm our operating results, our ability to operate our business and investors’ views of us.
     Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. Our internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America. In connection with our initial public offering, we began the process of documenting, reviewing and improving our internal controls over financial reporting for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which will require an annual management assessment of the effectiveness of our internal controls over financial reporting and a report from our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting. Both we and our independent registered public accounting firm will be attesting to the effectiveness of our internal controls over financial reporting in connection with our Annual Report on Form 10-K with the Securities and Exchange Commission for the year ending December 31, 2010. As part of our process of documenting and testing our internal control over financial reporting, we may identify areas for further attention and improvement. We have begun recruiting additional finance and accounting personnel with skill sets that we will need as a public company.
     Implementing any appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our services to new and existing customers.
Material defects or errors in the software we use to deliver our services could harm our reputation, result in significant costs to us and impair our ability to sell our services.
     The software applications underlying our services are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have from time to time found defects in our services, and new errors in our existing services may be detected in the future. Any defects that cause interruptions to the availability of our services could result in:
•	a reduction in sales or delay in market acceptance of our services;

•	sales credits or refunds to our customers;

•	loss of existing customers and difficulty in attracting new customers;

•	diversion of development resources;

•	harm to our reputation; and

•	increased insurance costs.
     After the release of our services, defects or errors may also be identified from time to time by our internal team and by our customers. The costs incurred in correcting any material defects or errors in our services may be substantial and could harm our operating results.

Government regulation of the Internet and e-commerce and of the international exchange of certain technologies is subject to possible unfavorable changes, and our failure to comply with applicable regulations could harm our business and operating results.
     As Internet commerce continues to evolve, increasing regulation by federal, state or foreign governments becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our products and services. In addition, taxation of products and services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet may also be imposed. Any regulation imposing greater fees for Internet use or restricting the exchange of information over the Internet could result in reduced growth or a decline in the use of the Internet and could diminish the viability of our Internet-based services, which could harm our business and operating results.
     Our software products contain encryption technologies, certain types of which are subject to U.S. and foreign export control regulations and, in some foreign countries, restrictions on importation and/or use. We have submitted our encryption products for technical review under U.S. export regulations and have advised U.S. export enforcement authorities that our encryption software products were made available for international distribution from our U.S.-based facilities without first completing this required review procedure. This or any other failure on our part to comply with encryption or other applicable export control requirements could result in financial penalties or other sanctions under the U.S. export regulations, which could harm our business and operating results. Foreign regulatory restrictions could impair our access to technologies that we seek for improving our products and services and may also limit or reduce the demand for our products and services outside of the United States.
Our operating results may be harmed if we are required to collect sales or other related taxes for our subscription services in jurisdictions where we have not historically done so.
     Primarily due to the nature of our services in certain states and countries, we do not believe we are required to collect sales or other related taxes from our customers in certain states or countries. However, one or more other states or countries may seek to impose sales or other tax collection obligations on us, including for past sales by us or our resellers and other partners. A successful assertion that we should be collecting sales or other related taxes on our services could result in substantial tax liabilities for past sales, discourage customers from purchasing our services or otherwise harm our business and operating results.
We may expand by acquiring or investing in other companies, which may divert our management’s attention, result in additional dilution to our stockholders and consume resources that are necessary to sustain our business.
     Although we have no ongoing negotiations or current agreements or commitments for any acquisitions, our business strategy may include acquiring complementary services, technologies or businesses. We also may enter into relationships with other businesses to expand our portfolio of services or our ability to provide our services in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.
     An acquisition, investment or new business relationship may result in unforeseen operating difficulties and expenditures. In particular, we may encounter difficulties assimilating or integrating the businesses, technologies, products, personnel or operations of the acquired companies, particularly if the key personnel of the acquired company choose not to work for us, the company’s software is not easily adapted to work with ours or we have difficulty retaining the customers of any acquired business due to changes in management or otherwise. Acquisitions may also disrupt our business, divert our resources and require significant management attention that would otherwise be available for development of our business. Moreover, the anticipated benefits of any acquisition, investment or business relationship may not be realized or we may be exposed to unknown liabilities. For one or more of those transactions, we may:
•	issue additional equity securities that would dilute our stockholders;

•	use cash that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities;

•	encounter difficulties retaining key employees of the acquired company or integrating diverse software codes or business cultures; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.
     Any of these risks could harm our business and operating results.
The loss of key personnel or an inability to attract and retain additional personnel may impair our ability to grow our business.
     We are highly dependent upon the continued service and performance of our senior management team and key technical and sales personnel, including our President and Chief Executive Officer and Chief Technical Officer. These officers are not party to an employment agreement with us, and they may terminate employment with us at any time with no advance notice. The replacement of these officers likely would involve significant time and costs, and the loss of these officers may significantly delay or prevent the achievement of our business objectives.
     We face intense competition for qualified individuals from numerous technology, software and manufacturing companies. For example, our competitors may be able attract and retain a more qualified engineering team by offering more competitive compensation packages. If we are unable to attract new engineers and retain our current engineers, we may not be able to develop and maintain our services at the same levels as our competitors and we may, therefore, lose potential customers and sales penetration in certain markets. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to implement our business plan and, as a result, our ability to compete would decrease, our operating results would suffer and our revenues would decrease.
RISKS RELATED TO THE OWNERSHIP OF OUR COMMON STOCK
An active trading market for our common stock may not develop or be sustained, and you may not be able to resell your shares at or above the price at which you purchased them.
     We have a limited history as a public company. An active trading market for our shares may never develop or be sustained. In the absence of an active trading market for our common stock, investors may not be able to sell their common stock at or above the price they paid or at the time that they would like to sell.
Our stock price may be volatile, and the market price of our common stock may drop below the price you pay.
     The market price of our common stock could be subject to significant fluctuations, and it may decline below the price you paid for the stock. Market prices for securities of early stage companies have historically been particularly volatile. As a result of this volatility, you may not be able to sell your common stock at or above the price you paid. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	fluctuations in our recorded revenue, even during periods of significant sales order activity;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our services to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products or services;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant services, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both;

•	additions or departures of key personnel;

•	general perception of the future of the remote-connectivity market or our services;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.
     In addition, if the market for technology stocks or the stock market in general experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.
A significant portion of our total outstanding shares may be sold into the public market in the near future, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
     Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the lock-up agreements our shareholders entered into with the underwriters of our IPO. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have 22,144,851shares of common stock outstanding as of July 31, 2009. Approximately 14,716,634 shares, representing 66.5% of our outstanding shares, are currently restricted as a result of securities laws or lock-up agreements but will be able to be sold, subject to any applicable volume limitations under federal securities laws, may be sold in the near future.
     In addition, as of July 31, 2009, there were 3,181,900 shares subject to outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended. Moreover, holders of an aggregate of approximately 9.9 million shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also intend to register all shares of common stock that we may issue under our equity incentive plans, including 832,982 shares reserved for future issuance under our equity incentive plans, including our 2009 stock incentive plan, which was effective on July 7, 2009. Once we register and issue these shares, they can be freely sold in the public market upon issuance, subject to the lock-up agreements.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.
     The trading market for our common stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. If any of the analysts who may cover us change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.
Our management will have broad discretion over the use of our cash reserves, if any, and might not apply this cash in ways that increase the value of your investment.
     Our management will have broad discretion to use our cash reserves, if any, and you will be relying on the judgment of our management regarding the application of this case. Our management might not apply our cash in ways that increase the value of your investment. We expect to use our case reserves for capital expenditures and general corporate purposes and working capital, which may in the future include investments in, or acquisitions of, complementary businesses, services or technologies. Our management might not be able to yield a significant return, if any, on any investment of this cash. You will not have the opportunity to influence our decisions on how to use our case reserves.
We do not expect to declare any dividends in the foreseeable future.
     We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investment. Investors seeking cash dividends should not purchase or hold our common stock.
We will incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.
As a public company, we incur significant additional legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements. We also have incurred and will incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and the exchange on which we list our shares of common stock. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty. We also expect these new rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.
Anti-takeover provisions contained in our certificate of incorporation and bylaws, as well as provisions of Delaware law, could impair a takeover attempt.
     Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our board of directors. Our corporate governance documents include provisions:
•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our board of directors;

•	controlling the procedures for the conduct and scheduling of board of directors and stockholder meetings;

•	providing the board of directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;

•	limiting the determination of the number of directors on our board of directors and the filling of vacancies or newly created seats on the board to our board of directors then in office; and

•	providing that directors may be removed by stockholders only for cause.
These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.
     As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our amended and restated certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Sales of Unregistered Securities
          On May 7, 2009, we issued options to certain employees to purchase an aggregate of 10,800 shares of common stock at an exercise price of $12.10 per share. From January 1, 2009 to June 30, 2009, our employees exercised options to purchase 53,300 shares of our common stock pursuant to options issued under our 2007 Stock Incentive Plan at an average purchase price of $1.25 per share for an aggregate purchase price of $66,625.
          No underwriters were involved in the foregoing sales of securities. These securities were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.
          All of the foregoing securities are deemed restricted securities for purposes of the Securities Act, and all certificates representing such securities included appropriate legends setting forth that such securities had not been registered and the applicable restrictions on transfer.
(b) Use of Proceeds from Public Offering of Common Stock
          On July 7, 2009, we closed our IPO, in which 7,666,667 shares of common stock were sold at a price to the public of $16.00 per share. We sold 5,750,000 shares of our common stock in the offering and selling stockholders sold 1,916,667 of the shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $122.7 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-148620), which was declared effective by the SEC on June 30, 2009. The offering commenced as of June 30, 2009 and did not terminate before all of the securities registered in the registration statement were sold. J.P. Morgan Securities Inc. and Barclays Capital Inc. acted as representatives of the underwriters. We raised approximately $83.0 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other estimated offering costs of $2.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. We intend to use the net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. Pending these uses, we have invested the funds in a registered money market. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
Item 4. Submission of Matters to a Vote of Security Holders
          Effective June 12, 2009, in connection with our IPO, our stockholders approved by written consent pursuant to Section 228 of the Delaware General Corporation Law (i) the filing of a Certificate of Amendment to our Fifth Amended and Restated Certificate of Incorporation to effect a reverse split of our common stock and decrease the authorized number of shares of Common Stock, (ii) the filing, following the closing of our IPO, of a Restated Certificate of Incorporation, (iii) the election of David E. Barrett, Edwin J. Gillis, Steven J. Benson, Irfan Salim, Kenneth D. Cron and Michael K. Simon as directors, (iv) upon the filing of the Restated Certificate of Incorporation, the election and classification of David E. Barrett and Irfan Salim as Class I Directors, Steven J. Benson and Kenneth D. Cron as Class II Directors, and Edwin J. Gillis and Michael K. Simon as Class III Directors (v) the 2009 Stock Incentive Plan, and (vi) the adoption and ratification of all actions taken and things done by our incorporators, stockholders, directors and officers, including without limitation all elections of officers and directors.
          Holders of (a) more than 60% of our then outstanding redeemable convertible preferred stock and (b) a majority of our then outstanding shares of capital stock, on an as-converted to common stock basis, approved the foregoing matters.
Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed (other than exhibit 32.1 and 32.2) as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGMEIN, INC.
Date: August 6, 2009	By:	/s/ Michael K. Simon
Michael K Simon
President and Chief Executive Officer (Principal Executive Officer)

Date: August 6, 2009	By:	/s/ James F. Kelliher
James F. Kelliher
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1 +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2 +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

+	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.