Form 10-Q
period 2009-09-30
LogMeIn, Inc.
filed 2009-10-29
CIK 1420302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
As of October 26, 2009, there were 22,203,101 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

LOGMEIN, INC.
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements	1
Condensed Consolidated Balance Sheet	1
Condensed Consolidated Statement of Operations	2
Condensed Consolidated Statement of Cash Flows	3
Notes on Condensed Consolidated Financial Statements	4

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	23
ITEM 4: Controls and Procedures	23

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings	23
ITEM 1A: Risk Factors	24
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	38
ITEM 6: Exhibits	39
Signatures	40

EX-10.1 Separation Agreement, dated October 5, 2009, between the Registrant and Carol Meyers
EX-31.1 Certification of Chief Executive Officer pursuant to Section 302
EX-31.2 Certification of Chief Financial Officer pursuant to Section 302
EX-32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer
EX-32.2 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer

Part I. Financial Information

Item 1.	Financial Statements
LogMeIn, Inc.
Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2008	2009

ASSETS
Current assets:
Cash and cash equivalents	$22,912,981	$121,007,148
Accounts receivable (net of allowance for doubtful accounts of approximately $69,000 and $88,000 as of December 31, 2008 and September 30, 2009, respectively)	4,700,616	4,430,369
Prepaid expenses and other current assets (including $149,578 and $49,584 of non-trade receivable due from related party at December 31, 2008 and September 30, 2009, respectively)	1,665,305	2,123,999

Total current assets	29,278,902	127,561,516
Property and equipment, net	4,000,497	5,066,888
Restricted cash	592,038	602,472
Acquired intangibles, net	1,493,850	936,649
Goodwill	615,299	615,299
Deferred offering costs	1,412,009	—
Other assets	22,359	32,035

Total assets	$37,414,954	$134,814,859

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,504,448	$1,971,715
Accrued liabilities	5,197,843	6,577,119
Deferred revenue, current portion	25,257,316	29,804,637

Total current liabilities	31,959,607	38,353,471
Deferred revenue, net of current portion	3,101,095	2,159,114
Other long-term liabilities	130,358	490,726

Total liabilities	35,191,060	41,003,311

Commitments and contingencies (Note 10)
Redeemable convertible preferred stock, par value $0.01 per share;
30,901,343 and 5,000,000 shares authorized at December 31, 2008 and September 30, 2009;
Series A — designated, issued, and outstanding 17,010,413 and 0 at December 31, 2008 and September 30, 2009	12,500,967	—
Series B — designated 11,668,707 and 0 shares; issued and outstanding 11,668,703 and 0 shares at December 31, 2008 and September 30, 2009	11,628,984	—
Series B-1 - designated, issued, and outstanding 2,222,223 and 0 shares at December 31, 2008 and September 30, 2009	10,713,318	—

Total redeemable convertible preferred stock	34,843,269	—

Stockholders’ equity (deficit):
Common stock, $0.01 par value — 20,022,752 and 75,000,000 shares authorized as of December 31, 2008 and September 30, 2009, respectively; 3,980,278 and 22,203,101 shares outstanding as of December 31, 2008 and September 30, 2009, respectively	39,803	222,031
Additional paid-in capital	311,048	120,096,026
Accumulated deficit	(32,980,213)	(26,657,084)
Accumulated other comprehensive income	9,987	150,575

Total stockholders’ equity (deficit)	(32,619,375)	93,811,548

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$37,414,954	$134,814,859

See notes to condensed consolidated financial statements.

LogMeIn, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Revenue (including $1,518,000, $1,485,000, $1,518,000 and $4,521,000 fom a related party during the three and nine months ended September 30, 2008 and 2009, respectively)	$14,385,860	$18,970,752	$35,727,057	$54,174,989
Cost of revenue	1,575,787	1,909,976	4,292,382	5,507,722

Gross profit	12,810,073	17,060,776	31,434,675	48,667,267

Operating expenses
Research and development	3,281,107	3,578,728	8,987,026	9,487,212
Sales and marketing	7,865,278	9,059,326	23,406,449	26,378,524
General and administrative	1,579,634	2,344,130	4,848,403	5,786,568
Legal settlements	—	—	600,000	—
Amortization of acquired intangibles	81,929	81,929	245,786	245,787

Total operating expenses	12,807,948	15,064,113	38,087,664	41,898,091

Income (loss) from operations	2,125	1,996,663	(6,652,989)	6,769,176
Interest income	68,908	42,311	259,790	68,351
Interest expense	(7,477)	(294)	(57,946)	(1,480)
Other expense	(19,634)	(140,979)	(104,462)	(300,897)

Income (loss) before income taxes	43,922	1,897,701	(6,555,607)	6,535,150
Provision for income taxes	(34,455)	(47,846)	(89,007)	(212,021)

Net income (loss)	9,467	1,849,855	(6,644,614)	6,323,129

Accretion of redeemable convertible preferred stock	(587,057)	(49,084)	(1,761,172)	(1,311,225)

Net income (loss) attributable to common stockholders	$(577,590)	$1,800,771	$(8,405,786)	$5,011,904

Net income (loss) attributable to common stockholders per share:
Basic	$(0.15)	$0.08	$(2.15)	$0.28
Diluted	$(0.15)	$0.07	$(2.15)	$0.27
Weighted average shares outstanding:
Basic	3,934,043	21,372,510	3,918,617	9,857,792
Diluted	3,934,043	23,472,881	3,918,617	11,675,094
See notes to condensed consolidated financial statements.

LogMeIn, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2008	2009
Cash flows from operating activities
Net income (loss)	$(6,644,614)	$6,323,129
Adjustments to reconcile net income (loss) to net cash
provided by operating activities
Depreciation and amortization	1,693,021	2,278,525
Provision for bad debts	54,000	85,000
Deferred income tax expense	12,539	12,390
Stock-based compensation	2,020,282	2,115,522
Loss on disposal of equipment	—	1,006
Discount on note payable	57,679	—
Changes in assets and liabilities:
Accounts receivable	(1,481,371)	185,247
Prepaid expenses and other current assets	(783,658)	(458,694)
Other assets	(18,311)	(9,676)
Accounts payable	(854,155)	478,625
Accrued liabilities	1,277,872	1,474,079
Deferred revenue	10,616,528	3,605,340
Other long-term liabilities	81,726	347,978

Net cash provided by operating activities	6,031,538	16,438,471

Cash flows from investing activities
Purchases of property and equipment	(2,629,423)	(2,927,539)
Increase in restricted cash and deposits	(403,018)	(2,724)

Net cash used in investing activities	(3,032,441)	(2,930,263)

Cash flows from financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of issuance costs of $1,273,000	—	84,286,993
Payments of issuance costs for proposed initial public offering of common stock	(808,373)	—
Proceeds from issuance of common stock	53,375	166,088
Payments on note payable	(1,250,000)	—

Net cash (used in) provided by financing activities	(2,004,998)	84,453,081

Effect of exchange rate changes on cash and cash equivalents and restricted cash	174	132,878

Net increase in cash and cash equivalents	994,273	98,094,167
Cash and cash equivalents, beginning of period	18,676,421	22,912,981

Cash and cash equivalents, end of period	$19,670,694	$121,007,148

Supplemental disclosure of cash flow information
Cash paid for interest	$202,710	$1,766
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$524,799	$80,265
Accretion of reedemable convertible preferred stock	$1,761,172	$1,311,226
Deferred stock offering costs	$213,934	$110,751
Conversion of redeemable preferred stock to common stock	—	36,154,494
See notes to condensed consolidated financial statements.

LogMeIn, Inc.
Notes to Condensed Consolidated Financial Statements
          1. Nature of the Business
     LogMeIn, Inc. (the “Company”) develops and markets a suite of remote access and support solutions that provide instant, secure connections between internet enabled devices. The Company’s product line includes GravityTM, LogMeIn Free®, LogMeIn Pro2®, LogMeIn® CentralTM, LogMeIn Rescue®, LogMeIn® Rescue+Mobile TM, LogMeIn Backup®, LogMeIn® IgnitionTM, LogMeIn Hamachi®, and RemotelyAnywhere®. The Company is based in Woburn, Massachusetts with wholly-owned subsidiaries in Budapest, Hungary, Amsterdam, The Netherlands, and Sydney, Australia.
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
     Unaudited Interim Financial Statements — The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the consolidated financial statements are unaudited and have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited financial statements should be read along with the Company’s audited financial statements included in the final prospectus dated June 30, 2009, filed with the Securities and Exchange Commission on July 1, 2009. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through October 29, 2009, the date of issuance of these financial statements.
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
     Deferred Offering Costs —The Company filed its initial Form S-1 with the Securities and Exchange Commission on January 11, 2008 and closed its initial public offering of common stock (“IPO”) on July 7, 2009. The costs directly associated with the Company’s IPO were deferred as incurred, and upon the close of its IPO on July 7, 2009, the costs were recorded as a reduction of the proceeds received in arriving at the amount to be recorded in stockholders’ equity in July 2009.
     Revenue Recognition — The Company derives revenue primarily from subscription fees related to its LogMeIn premium services and from the licensing of its RemotelyAnywhere software and related maintenance.
     Revenue from the Company’s LogMeIn premium services is recognized on a daily basis over the subscription term as the services are delivered, provided that there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectability is deemed probable. Subscription periods range from monthly to four years, but are generally one year in duration. The Company’s software cannot be run on another entity’s hardware nor do customers have the right to take possession of the software and use it on another entity’s hardware.
     The Company recognizes revenue from the bundled delivery of its RemotelyAnywhere software product and related maintenance ratably, on a daily basis, over the term of the maintenance contract, generally one year, when there is persuasive evidence of an arrangement, the product has been provided to the customer, the collection of the fee is probable, and the amount of fees to be paid by the customer is fixed or determinable. The Company currently does not have vendor-specific objective evidence for the fair value of its maintenance arrangements and therefore the license and maintenance are bundled together. The Company recognizes revenue from the sale of its Ignition for iPhone product which is sold as a perpetual license and is recognized when there is persuasive evidence of an arrangement, the product has been provided to the customer, the collection of the fee is probable, and the amount of fees to be paid by the customer is fixed or determinable.
     The Company’s multi-element arrangements typically include multiple deliverables by the Company such as subscription and professional services, including development services. Agreements with multiple element deliverables are analyzed to determine if fair value exists for each element on a stand-alone basis. If the fair value of each deliverable is determinable then revenue is recognized separately when or as the services are delivered, or if applicable, when milestones associated with the deliverable are achieved and accepted by the customer. If the fair value of any of the undelivered performance obligations cannot be determined, the arrangement is accounted for as a single element and the Company recognizes revenue on a straight-line basis over the period in which the Company expects to complete its performance obligations under the agreement.
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
     As of December 31, 2008 and September 30, 2009, there were no customers that represented 10% or more of accounts receivable. For the three months ended September 30, 2008, one customer accounted for 11% of revenue, and during the three months ended September 30, 2009 and the nine months ended September 30, 2008 and 2009, no customers accounted for more than 10% of revenue.
     Software Development Costs — The Company has determined that technological feasibility of its software products and the software component of its solutions to be marketed to external users is reached shortly before their introduction to the marketplace. As a result, development costs incurred after the establishment of technological feasibility and before their release to the marketplace have not been material, and such costs have been expensed as incurred. In addition, costs incurred during the application development stage for software programs to be used solely to meet the Company’s internal needs have not been material.
     Foreign Currency Translation —The functional currency of operations outside the United States of America is deemed to be the currency of the local country. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders’ deficit. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency losses of $19,634 and $140,979 for the three months ended September 30, 2008 and 2009, respectively and $104,462 and $300,897 for the nine months ended September 30, 2008 and 2009, respectively.
     Stock-Based Compensation — Stock-based compensation is measured based upon the grant date fair value and recognized as an expense in the financial statements over the vesting period of the award. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of stock grants.

     Income Taxes — Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. Valuation allowances are recorded to reduce the net deferred tax assets to amounts the Company believes are more likely than not to be realized. The Company provides reserves for potential payments of tax to various tax authorities related to uncertain tax positions and other issues. Reserves are based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized following resolution of any potential contingencies present related to the tax benefit. Potential interest and penalties associated with such uncertain tax positions are recorded as a component of income tax expense. Through September 30, 2009, the Company has not identified any material uncertain tax positions for which reserves would be required.
     Comprehensive Income (Loss) — Comprehensive income (loss) is the change in stockholders’ equity (deficit) during a period relating to transactions and other events and circumstances from non-owner sources and currently consists of net income (loss) and foreign currency translation adjustments. Comprehensive income (loss) from operations was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009

Net income (loss)	$9,467	$1,849,855	$(6,644,614)	$6,323,129
Cumulative translation adjustments	(97,126)	98,557	12,333	140,588

Comprehensive income (loss)	$(87,659)	$1,948,412	$(6,632,281)	$6,463,717

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
     Net Income (Loss) Attributable to Common Stockholders Per Share — The Company uses the two-class method to compute net income per share because the Company had previously issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the company. The two class method requires earnings available to common shareholders for the period, after an allocation of earnings to participating securities, to be allocated between common and participating securities based upon their respective rights to receive distributed and undistributed earnings. The Company’s convertible preferred stock was a participating security as it shared in any dividends paid to common stockholders. Such participating securities were automatically converted to common stock upon the Company’s IPO in July 2009. Basic net income (loss) attributable to common stockholders per share is computed after allocation of earnings to the convertible preferred stock (losses are not allocated) by using the weighted average number common shares outstanding for the period.
     For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since the Company’s preferred stock does not participate in losses. Diluted net income per common share for the three and nine months ended September 30, 2008 is the same as basic net income per common share as the effect of the participating convertible securities is antidilutive.
     The following potential common shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because they had an antidilutive impact:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Options to purchase common shares	3,248,500	1,034,373	3,248,500	1,034,373
Conversion of redeemable convertible preferred stock	12,360,523	12,360,523	12,360,523	12,360,523
Total options and conversion of convertible preferred stock	15,609,023	13,394,896	15,609,023	13,394,896
Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008

Basic and diluted net loss per share
Numerator
Net income (loss)	9,471	(6,644,614)
Accretion of redeemable convertible preferred stock	(587,057)	(1,761,172)
Net income allocated to redeemable convertible preferred stock	—	—

Net loss, as adjusted	$(577,586)	$(8,405,786)

Denominator
Weighted average common shares outstanding	3,934,043	3,918,617

Basic and diluted net loss per share	$(0.15)	$(2.15)

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Basic net income per share
Numerator
Net income	1,849,855	6,323,129
Accretion of redeemable convertible preferred stock	(49,084)	(1,311,225)
Net income allocated to redeemable convertible preferred stock	(51,167)	(2,466,543)

Net income, as adjusted	$1,749,604	$2,545,361

Denominator
Weighted average common shares outstanding, basic	21,372,510	9,202,277

Basic net income per share	$0.08	$0.28

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009

Diluted net income per share
Numerator
Net income available to common shareholders	1,800,771	5,011,903
Accretion of dilutive redeemable convertible preferred stock	34,000	908,278

Net income, as adjusted	$1,834,771	$5,920,181

Denominator
Weighted average common shares outstanding	22,511,824	20,109,294
Add: Options to purchase common shares	2,100,371	1,817,302

Weighted average common shares outstanding, diluted	24,612,195	21,926,596

Diluted net income per share	$0.07	$0.27

          Recently Issued Accounting Pronouncements — In October 2009, an update was made to “Revenue Recognition — Multiple Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have on its consolidated financial statements.
          3. Initial Public Offering
          On July 7, 2009, the Company closed its IPO of 7,666,667 shares of common stock at an offering price of $16.00 per share, of which 5,750,000 shares were sold by the Company and 1,916,667 shares were sold by selling stockholders, resulting in net proceeds to the Company of approximately $83,000,000, after deducting underwriting discounts and offering costs. Effective with the close of the IPO, the Company’s outstanding shares of redeemable convertible preferred stock were automatically converted into 12,360,523 shares of common stock.
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
     The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value:

Basis of Fair Value Measurement
Quoted Prices
		in Active	Significant
		markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	December 31,	Items	Inputs	Inputs
	2008	(Level 1)	(Level 2)	(Level 3)

Cash equivalents — money market funds	$19,322,320	$19,322,320	$—	$—

Basis of Fair Value Measurement
Quoted Prices
		in Active	Significant
		markets for	Other	Significant
	Balance at	Identical	Observable	Unobservable
	September 30,	Items	Inputs	Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Cash equivalents — money market funds	$112,934,829	$112,934,829	$—	$—

          5. Intangible Assets
          Acquired intangible assets consisted of the following:

		December 31, 2008			September 30, 2009
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
					(Unaudited)	(Unaudited)	(Unaudited)

Identifiable intangible assets:
Trademark	5 years	$635,506	$308,902	$326,604	$635,506	$404,228	$231,278
Customer base	5 years	1,003,068	487,564	515,504	1,003,068	638,025	365,043
Software	4 years	298,977	181,656	117,321	298,977	237,714	61,263
Technology	4 years	1,361,900	827,479	534,421	1,361,900	1,082,835	279,065

		$3,299,451	$1,805,601	$1,493,850	$3,299,451	$2,362,802	$936,649

     The Company is amortizing the acquired intangible assets on a straight-line basis over the estimated useful lives noted above. Amortization expense for intangible assets was $742,934 for the year ended December 31, 2008 and $557,200 for the nine months ended September 30, 2008 and 2009. Amortization relating to software and technology is recorded within cost of revenues and the amortization of trademark and the customer base is recorded within operating expenses. Future estimated amortization expense for intangible assets was as follows at December 31, 2008:

Years Ending December 31
2009	$742,934
2010	$564,238
2011	$186,678
          6. Accrued Liabilities
     Accrued liabilities consisted of the following:

	December 31,	September 30,
	2008	2009

Marketing programs	$855,038	$1,353,460
Payroll and payroll related	2,346,304	3,122,478
Professional fees	214,422	501,559
Other accrued expenses	1,782,079	1,599,622

Total accrued expenses	$5,197,843	$6,577,119

          7. Income Taxes
     The Company’s tax provision for the three and nine months ended September 30, 2008 and 2009 primarily consists of alternative minimum taxes and foreign income taxes, as well as a deferred provision related to the book and tax basis differences of goodwill. The provision for the 2009 periods was substantially offset by a decrease to the valuation allowance as net loss carryforwards were utilized to offset domestic pretax income for the period. The benefit for the 2008 periods was substantially offset by an increase in the valuation allowance as net loss carryforwards were generated.

     The Company has significant deferred tax assets related to its net operating loss carryforwards and tax credits and has provided a valuation allowance for the full amount of its deferred tax assets, as it is not more than likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards will be realized.
     The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. The Company has no amount recorded for any unrecognized tax benefits, and its policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the three and nine months ended September 30, 2008 and 2009, the Company did not recognize any interest or penalties in its statements of operations, and there are no accruals for interest or penalties at December 31, 2008 or September 30, 2009.
          8. Stockholders’ Equity (Deficit)
     On June 9, 2009, the Company’s Board of Directors approved a Restated Certificate of Incorporation to be effective upon the closing of the IPO. This Restated Certificate of Incorporation, among other things, increased the Company’s authorized common shares to 75,000,000 on July 7, 2009.
          9. Stock Option Plans
     On June 9, 2009, the Company’s Board of Directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which became effective upon the closing of the IPO. A total of 800,000 shares of common stock, subject to increase on an annual basis, are reserved for future issuance under the 2009 Plan. Shares of common stock reserved for issuance under the 2007 Stock Incentive Plan that remained available for issuance at the time of effectiveness of the 2009 Plan and any shares of common stock subject to awards under the 2007 Plan that expire, terminate, or are otherwise forfeited, canceled, or repurchased by the Company were added to the number of shares available under the 2009 Plan. The 2009 Plan is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control. There were 842,332 shares available for grant under the 2009 Plan as of September 30, 2009.
     The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of stock option grants. The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of comparable public companies over the option’s expected term given the Company’s limited trading history. The Company estimates expected term based on historical exercise activity and giving consideration to the contractual term of the options, vesting schedules, employee turnover, and expectation of employee exercise behavior. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate for periods within the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Historical employee turnover data is used to estimate pre-vesting option forfeiture rates. The compensation expense is amortized on a straight-line basis over the requisite service period of the options, which is generally four years.

     The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	3.33%	2.71%	2.90% - 3.33%	1.88% - 2.71%
Expected term (in years)	5.54 - 6.25	6.25	5.54 - 6.25	6.25
Volatility	75%	75%	75% - 80%	75%
     The following table summarizes stock option activity, including performance-based options:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Shares	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding, December 31, 2008	3,209,650	4.18	7.6	$24,426,411

Granted	93,200	12.65
Exercised	(112,300)	1.48		1,542,860

Forfeited	(63,250)	10.43

Outstanding, September 30, 2009	3,127,300	4.39	7.0	43,557,339

Exercisable at December 31, 2008	1,682,900	2.48	6.9	15,637,519

Exercisable at September 30, 2009	2,128,850	2.78	6.5	33,065,161

     The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2008, of $11.78, and $18.31 per share on September 30, 2009, or at time of exercise, and the exercise price of the options.
     The weighted average grant date fair value of stock options issued or modified was $7.73 per share for the year ended December 31, 2008, and $8.54 for the nine months ended September 30, 2009.
     The Company recognized stock based compensation expense within the accompanying consolidated statements of operations as summarized in the following table:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009

Cost of revenue	$15,236	$8,580	$44,683	$37,745
Research and development	102,304	251,333	301,203	427,192
Selling and marketing	251,865	220,780	700,889	678,751
General and administrative	302,378	420,446	973,507	971,834

	$671,783	$901,139	$2,020,282	$2,115,522

     As of December 31, 2008 and September 30, 2009, there was approximately $6,436,000 and $4,432,000 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock option grants which are expected to be recognized over a weighted average period of 1.5 and 2.3 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.
     Of the total stock options issued subject to the Plans, certain stock options have performance-based vesting. These performance-based options granted during 2004 and 2007 were generally granted at-the-money, contingently vest over a period of two to four years depending upon the nature of the performance goal, and have a contractual life of ten years.
     The Company granted 180,000 performance options in 2007, which vested upon the closing of the IPO. The Company recorded compensation expense of $338,000 in July 2009 related to these performance options.
     The performance-based options are summarized below:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Shares	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding, December 31, 2008	718,000	1.25	6.5	$7,556,950

Granted	—
Exercised	(17,000)	1.25		150,110

Forfeited	—

Outstanding, September 30, 2009	701,000	1.25	5.8	11,959,060

Exercisable at December 31, 2008	493,000	1.25	6.0	5,188,825

Exercisable at September 30, 2009	701,000	1.25	5.8	11,959,060

     The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2008, of $11.78 per share, and $18.31 per share on September 30, 2009, and the exercise price of the options.
          10. Commitments and Contingencies
     Operating Leases — The Company has operating lease agreements for offices in Massachusetts, Hungary, The Netherlands and Australia that expire in 2009 through 2014. The lease agreement for the Massachusetts office requires a security deposit of $125,000 in the form of a letter of credit which is collateralized by a certificate of deposit in the same amount. The 2009 lease agreement for one of the Company’s Hungarian offices requires a security deposit, which totaled approximately $245,000 (45,359,642 HUF) at September 30, 2009. The certificate of deposit and the security deposit are classified as restricted cash. The Massachusetts, The Netherlands, and new Budapest, Hungary leases contain termination options which allow the Company to terminate the leases pursuant to certain lease provisions.
     Rent expense under these leases was approximately $338,000, $516,000, $965,000 and $1,226,000 for the three and nine months ended September 30, 2008 and 2009, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.
     The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $383,000, $439,000, $1,004,000 and $1,156,000 for the three and nine months ended September 30, 2008 and 2009, respectively.

     Litigation — During 2007 and through May 22, 2008, the Company settled three patent infringement lawsuits for an aggregate amount of $2,825,000. In each settlement, the plaintiff dismissed the action with prejudice, and all parties provided mutual releases from claims arising from or related to the patent or patents at issue. The Company recorded $0 and $600,000 related to one of these lawsuits for the three and nine months ended September 30, 2008.
     On June 2, 2009, PB&J Software, LLC (“PB&J”), filed a complaint that named the Company and four other companies as defendants in a lawsuit in the U.S. District Court for the District of Minnesota. The Company received service of the complaint on July 20, 2009. The complaint alleges that the Company has infringed U.S. Patent No. 7,310,736, which allegedly is owned by PB&J and has alleged claims directed to a particular application or system for transferring or storing back-up copies of files from one computer to a second computer. The complaint seeks damages in an unspecified amount and injunctive relief. The Company believes that it has meritorious defenses to the claim and intends to defend the lawsuit vigorously.
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
          11. Related Party Transactions
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
     In June 2009, the Company entered into a license, royalty and referral agreement with Intel Americas, Inc., pursuant to which the Company will pay Intel specified royalties with respect to subscriptions to its products that incorporate the Intel technology covered by the service and marketing agreement with Intel Corporation. In addition, in the event Intel refers customers to the Company under this agreement, the Company will pay Intel specified fees.
     At December 31, 2008 and September 30, 2009, Intel owed the Company approximately $150,000 and $50,000, respectively, recorded as a non-trade receivable relating to this agreement. The Company recognized $1,518,000, $1,485,000, $1,518,000 and $4,521,000 of net revenue relating to these agreements for the three and nine months ended September 30, 2008 and 2009, respectively. As of December 31, 2008, the Company had recorded $3,214,000 related to this agreement as deferred revenue of which $2,143,000 was classified as long term deferred revenue. As of September 30, 2009, the Company has recorded $2,410,000 related to this agreement as deferred revenue, of which $1,339.000 is classified as long-term deferred revenue. The Company recorded operating expense relating to referral fees of approximately $16,000 relating to this agreement during the three month and nine months ended September 30, 2009. Approximately $16,000 relating to the referral fees and $8,000 relating to license fees are payable to Intel as of September 30, 2009.

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
     We derive our revenue principally from subscription fees from SMBs, IT service providers and consumers. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the nine months ended September 30, 2009, we generated revenues of $54.2 million, compared to $35.7 million for the nine months ended September 30, 2008, an increase of approximately 52%. In fiscal 2008, we generated revenues of $51.7 million.
     In addition to selling our services to end-users, we entered into a service and marketing agreement with Intel Corporation in December 2007 pursuant to which we are adapting our service delivery platform, Gravity, to work with specific technology delivered with Intel hardware and software products. The agreement provides that Intel will market and sell the services to its customers. Intel pays us a minimum license and service fee on a quarterly basis during the term of the agreement, and we share with Intel revenue generated by the use of the services by third parties to the extent it exceeds the minimum payments. We began recognizing revenue associated with the Intel service and marketing agreement in the quarter ended September 30, 2008. During the nine months ended September 30, 2009, we recognized $4.5 million in revenue from this agreement.
     Through September 30, 2009, we have primarily funded our operations through the sale of redeemable convertible preferred stock which resulted in proceeds of approximately $27.8 million, cash flows from operations and to a lesser extent approximately $83.0 million of net proceeds received in connection with our initial public offering of common stock, or our IPO. We incurred net losses of $6.7 million for 2006, $9.1 million for 2007 and $5.4 million for 2008 and earned net income of $6.3 million for the nine months ended September 30, 2009. We expect to continue making significant future expenditures to develop and expand our business.

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
•	We continue to closely monitor current adverse economic conditions, particularly as they impact SMBs, IT service providers and consumers. We are unable to predict the likely duration and severity of the current adverse economic conditions in the U.S. and other countries, but the longer the duration the greater risks we face in operating our business.

•	We believe that competition will continue to increase. Increased competition could result from existing competitors or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

•	We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.
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
     In addition to our subscription fees, to a lesser extent, we also generate revenue from the license and annual maintenance fees from the licensing of our RemotelyAnywhere product. We license RemotelyAnywhere to our customers on a perpetual basis. Because we do not have vendor specific objective evidence of fair value, or VSOE, for our maintenance arrangements, we record the initial license and maintenance fee as deferred revenue and recognize the fees as revenue ratably, on a daily basis, over the initial maintenance period. We also initially record maintenance fees for subsequent maintenance periods as deferred revenue and recognize revenue ratably, on a daily basis, over the maintenance period. We also generate revenue from the license of our Ignition for iPhone product which is sold as a perpetual license and is recognized as delivered. Revenue from RemotelyAnywhere and Ignition for iPhone represented less than 5% of our revenue for the interim periods covered by this report.
Employees
     We have increased our number of full-time employees to 334 at September 30, 2009 as compared to 287 at December 31, 2008 and 262 at September 30, 2008.
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
Critical Accounting Policies
     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:
•	Revenue recognition;

•	Income taxes;

•	Software development costs;

•	Valuation of long lived and intangible assets, including goodwill; and

•	Stock-based compensation.
     During the three and nine months ended September 30, 2009, there were no significant changes in our critical accounting policies or estimates. See Notes 2 and 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and in our prospectus filed on June 30, 2009 for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.
Results of Consolidated Operations
     The following table sets forth selected consolidated statements of operations data for each of the periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(In thousands)
Revenue	$14,386	$18,971	$35,727	$54,175
Cost of revenue	1,576	1,910	4,292	5,508

Gross profit	12,810	17,061	31,435	48,667

Operating expenses:
Research and development	3,281	3,579	8,987	9,487
Sales and marketing	7,865	9,059	23,407	26,378
General and administrative	1,580	2,344	4,848	5,787
Legal settlements	—	—	600	—
Amortization of acquired intangibles	82	82	246	246

Total operating expenses	12,808	15,064	38,088	41,898

Income (loss) from operations	2	1,997	(6,653)	6,769
Interest and other (income) expense, net	42	(99)	97	(234)

Income (loss) before provision for income taxes	44	1,898	(6,556)	6,535
Provision for income taxes	(35)	(48)	(89)	(212)

Net income (loss)	$9	$1,850	$(6,645)	$6,323

     The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
	(In thousands)
Revenue	100%	100%	100%	100%
Cost of revenue	11	10	12	10

Gross profit	89	90	88	90

Operating expenses:
Research and development	23	19	25	18
Sales and marketing	55	48	66	49
General and administrative	11	12	14	11
Legal settlements	—	—	2	—
Amortization of acquired intangibles	—	—	—	1

Total operating expenses	89	79	107	77

Income (loss) from operations	—	11	(19)	12
Interest and other (income) expense, net	—	(1)	(1)	—

Income (loss) before provision for income taxes	—	10	(18)	12
Provision for income taxes	—	—	(1)	—

Net income (loss)	—%	10%	(19)%	12%

Three Months Ended September 30, 2009 and 2008
     Revenue. Revenue for the three months ended September 30, 2009 was $19.0 million, an increase of $4.6 million, or 32%, over revenue of $14.4 million for the three months ended September 30, 2008, primarily due to revenue generated from new customers. The remaining increase in revenue was due to incremental subscription revenue from our existing customers.
     Cost of Revenue. Cost of revenue for the three months ended September 30, 2009 was $1.9 million, an increase of $0.3 million, or 21%, over cost of revenue of $1.6 million for the three months ended September 30, 2008. As a percentage of revenue, cost of revenue was 10% for the three months ended September 30, 2009 versus 11% for the three months ended September 30, 2008. The decrease in cost of revenue as a percentage of revenue was primarily the result of more efficient utilization of our data center and customer support organizations. The increase in absolute dollars resulted primarily from an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. The increase in data center costs was due to the expansion of our data center facilities as we added capacity to our hosting infrastructure. Additionally, $0.1 million of the increase in cost of revenue was due to the increased costs in our customer support organization we incurred, primarily as a result of hiring new employees to support our customer growth.
     Research and Development Expenses. Research and development expenses for the three months ended September 30, 2009 were $3.6 million, an increase of $0.3 million, or 9%, over research and development expenses of $3.3 million for the three months ended September 30, 2008. The increase was primarily due to a $0.1 million increase in personnel-related costs, including salary and other compensation related costs, as we increased the number of research and development personnel to 141 at September 30, 2009 from 112 at September 30, 2008. The increase was also due to a $0.1 million increase in consultant costs and a $0.1 million increase in rent-related costs.
     Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2009 were $9.1 million, an increase of $1.2 million, or 15%, over sales and marketing expenses of $7.9 million for the three months ended September 30, 2008. The increase was primarily due to a $0.7 million increase in personnel related and recruiting costs from additional employees hired to support our growth in sales and expand our marketing efforts. The total number of sales and marketing personnel increased to 115 at September 30, 2009 from 89 at September 30, 2008. The increase was also due to $0.2 million increase in marketing programs costs, a $0.1 million increase in travel-related costs and a $0.1 million increase in telephone costs.
     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2009 were $2.3 million, an increase of $0.8 million, or 48%, over general and administrative expenses of $1.6 million for the three months ended September 30, 2008. The increase was primarily due to a $0.3 million increase in personnel-related costs as we increased the number of general and administrative employees to support our overall growth. The increase was also due to a $0.2 million increase in legal costs and a $0.1 million increase in corporate insurance costs.
     Amortization of Acquired Intangibles. Amortization of acquired intangibles for the three months ended September 30, 2009 and 2008 was $0.1 million and related to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc.
     Interest and Other (Income) Expense, Net. Interest and other (income) expense, net for the three months ended September 30, 2009 was an expense of $99,000, compared to income of $42,000, for the three months ended September 30, 2008. The change was mainly due to an a decrease in interest income and an increase in foreign exchange losses offset by a decrease in interest expense associated with a note payable related to our acquisition of Applied Networking, Inc.
     Income Taxes. During the three months ended September 30, 2009 and 2008, we recorded a deferred tax provision of $4,000 related to the different book and tax treatment for goodwill and a provision for alternative minimum taxes, foreign and state income taxes totaling $44,000 and $30,000, respectively. We recorded a federal income tax provision for the three months ended September 30, 2009 and a Federal income tax benefit for the three months ended September 30, 2008 which were offset by the change in the valuation allowance. We have also provided a full valuation allowance for our net deferred tax assets as we believe it is not more likely than not that any future benefits from these deferred tax assets would be realized.
     Net Income (Loss). We recognized net income of $1.8 million for the three months ended September 30, 2009 compared to net income of $9,500 for the three months ended September 30, 2008. The increase in net income was associated with the increase in revenues offset by an increase in operating expenses.
Nine Months Ended September 30, 2009 and 2008
     Revenue. Revenue for the nine months ended September 30, 2009 was $54.2 million, an increase of $18.4 million, or 52%, over revenue of $35.7 million for the nine months ended September 30, 2008, primarily due to increased revenue from new customers (including $3.0 million of incremental revenue from Intel). The remaining increase in revenue was due to incremental subscription revenue from our existing customers.
     Cost of Revenue. Cost of revenue for the nine months ended September 30, 2009 was $5.5 million, an increase of $1.2 million, or 28%, over cost of revenue of $4.3 million for the nine months ended September 30, 2008. As a percentage of revenue, cost of revenue was 10% for the nine months ended September 30, 2009 versus 12% for the nine months ended September 30, 2008. The decrease in cost of revenue as a percentage of revenue was primarily the result of more efficient utilization of our data center and customer support organizations. The increase in absolute dollars primarily resulted from an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. Of the increase in cost of revenue, $0.7 million resulted from increased data center costs associated with the hosting of our services. The increase in data center costs was due to the expansion of our data center facilities as we added capacity to our hosting infrastructure. Additionally, $0.5 million of the increase in cost of revenue was due to the increased costs in our customer support organization we incurred, primarily as a result of hiring new employees to support our customer growth.
     Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2009 were $9.5 million, an increase of $0.5 million, or 6%, over research and development expenses of $9.0 million for the nine months ended September 30, 2008. The increase was primarily due to a $0.1 million increase in personnel-related costs, including salary and other compensation related costs, as we increased the number of research and development personnel to 141 at September 30, 2009 from 112 at September 30, 2008. The increase was also due to a $0.1 million increase in consultant costs, a $0.1 million increase in rent costs and a $0.1 million increase in telephone costs.
     Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2009 were $26.4 million, an increase of $2.9 million, or 13%, over sales and marketing expenses of $23.4 million for the nine months ended September 30, 2008. The increase was primarily due to a $2.0 million increase in personnel related and recruiting costs from additional employees hired to support our growth in sales and expand our marketing efforts. The total number of sales and marketing personnel increased to 115 at September 30, 2009 from 89 at September 30, 2008. The increase was also due to a $0.2 million increase in consultant costs, a $0.2 million increase in travel related costs and a $0.2 million increase in telephone costs.
     General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2009 were $5.8 million, an increase of $0.9 million, or 19%, over general and administrative expenses of $4.8 million for the nine months ended September 30, 2008. The increase was primarily due to a $0.6 million increase in personnel related costs as we increased the number of general and administrative employees to support our overall growth. The increase was also due to a $0.2 million increase in legal costs and a $0.1 million increase in corporate insurance costs.
     Legal Settlement Expenses. Legal settlement expenses for the nine months ended September 30, 2009 were zero, a decrease of $0.6 million, or 100%, over legal settlement expenses of $0.6 million for the nine months ended September 30, 2008. In May 2008, we settled a lawsuit which began in 2007 related to an alleged patent infringement.
     Amortization of Acquired Intangibles. Amortization of acquired intangibles for the nine months ended September 30, 2009 and 2008 was $0.2 million and related to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc.
     Interest and Other (Income) Expense, Net. Interest and other (income) expense, net for the nine months ended September 30, 2009 was an expense of $234,000, compared to income of $97,000, for the nine months ended September 30, 2008. The change was mainly due to a decrease in interest income and an increase in foreign exchange losses offset by a decrease in interest expense associated with a note payable related to our acquisition of Applied Networking, Inc.
     Income Taxes. During the nine months ended September 30, 2009 and 2008, we recorded a deferred tax provision of approximately $12,000 related to the different book and tax treatment for goodwill and a provision for alternative minimum taxes, foreign and state income taxes totaling $200,000 and $77,000, respectively. We recorded a federal income tax provision for the nine months ended September 30, 2009 and a Federal income tax benefit for the nine months ended September 30, 2008 which were offset by the change in the valuation allowance. We have provided a full valuation allowance for our net deferred tax assets as we believe it is not more likely than not that any future benefits from these deferred tax assets would be realized.
     Net Income (Loss). We recognized a net income of $6.3 million for the nine months ended September 30, 2009 compared to a net loss of $6.6 million for the nine months ended September 30, 2008. The increase in net income arose principally from revenues offset by an increase in operating expenses.

Liquidity and Capital Resources
     The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2008	2009
	(In thousands)
Net cash provided by operations	$6,032	$16,438
Net cash used in investing activities	(3,033)	(2,930)
Net cash (used in) provided by financing activities	(2,005)	84,453
Effect of exchange rate changes	—	133

Net increase in cash	$994	$98,094

     Since our inception and through September 30, 2009, we have financed our operations primarily through the sale of redeemable convertible preferred stock, cash flows from operations and to a lesser extent proceeds received in connection with our IPO. At September 30, 2009, our principal source of liquidity was cash and cash equivalents totaling $121.0 million.
Cash Flows From Operating Activities
     Net cash inflows from operating activities during the nine months ended September 30, 2009 were mainly due to $6.3 million of net income for the period, non-cash operating expenses, including $2.3 million for depreciation and amortization and $2.1 million for stock compensation, as well as a $2.0 million increase in current liabilities, a $3.6 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth, a $0.3 million increase in other long-term liabilities and a $0.2 million decrease in accounts receivable. These were offset by a $0.5 million increase in prepaid expenses and other current assets.
     Net cash inflows from operating activities during the nine months ended September 30, 2008 resulted from a $10.6 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth as well as an increase in current liabilities. These increases and increases in non-cash operating expenses, including $1.7 million for depreciation and amortization and $2.0 million for stock compensation, offset a $6.6 million operating loss for the period, a $1.5 million increase in accounts receivable and a $0.8 million increase in prepaid expenses and other current assets.
Cash Flows From Investing Activities
     Net cash used in investing activities during the nine months ended September 30, 2009 and 2008 consisted primarily of the purchase of equipment. Purchases of equipment resulted from the expansion of our data centers as well as an increase in the number of our employees in connection with the expansion of our office and related infrastructure.
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

Cash Flows From Financing Activities
     Net cash flows provided by financing activities were $84.5 million for the nine months ended September 30, 2009 and were mainly the result of net proceeds received related to our IPO and proceeds received from the issuance of common stock upon the exercise of stock options.
     Net cash flows used in financing activities were $2.0 million for the nine months ended September 30, 2008 and were mainly associated with the final payment of $1.3 million associated with a note payable related to our acquisition of Applied Networking, Inc. and the payment of approximately $0.8 million associated with fees related to our IPO offset by proceeds received from the issuance of common stock upon the exercise of stock options.
     On July 7, 2009, we closed our IPO raising net proceeds of approximately $83.0 million after deducting underwriting discounts and offering costs. While we believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, we may elect to raise additional capital through the sale of additional equity or debt securities or obtain a credit facility to develop or enhance our services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If we elect, additional financing may not be available in amounts or on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
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
Recent Accounting Pronouncements
     In October 2009, an update was made to “Revenue Recognition — Multiple Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective beginning January 1, 2011 and can be applied prospectively or retrospectively. We are currently evaluating the effect that adoption of this update will have on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a result of the majority of our research and development expenditures being made from our Hungarian research and development facilities, and in our international sales and marketing offices in Amsterdam, The Netherlands and Sydney, Australia. In the nine months ended September 30, 2009, approximately 16%, 13% and 2% of our operating expenses occurred in our operations in Hungary, Amsterdam and Sydney, respectively. In the nine months ended September 30, 2008, approximately 18% and 10% of our operating expenses occurred in our operations in Hungary and Amsterdam, respectively. Additionally, a small but increasing percentage of our sales outside the United States are denominated in local currencies and, thus, also subject to fluctuations due to changes in foreign currency exchange rates. To date, changes in foreign currency exchange rates have not had a material impact on our operations, and a future change of 20% or less in foreign currency exchange rates would not materially affect our operations. At this time we do not, but may in the future, enter into any foreign currency hedging programs or instruments that would hedge or help offset such foreign currency exchange rate risk.
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
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On June 3, 2009, we learned that PB&J Software, LLC, or PB&J, had filed a complaint on June 2, 2009 that named us and four other companies as defendants in a lawsuit in the U.S. District Court for the District of Minnesota. We received service of the complaint on July 20, 2009. The complaint alleges that we have infringed U.S. Patent No. 7,310,736, which allegedly is owned by PB&J and has alleged claims directed to a particular application or system for transferring or storing back-up copies of files from one computer to a second computer. The complaint seeks damages in an unspecified amount and injunctive relief. We believe we have meritorious defenses to the claim and intend to defend the lawsuit vigorously.
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
     There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and become increasingly visible as a publicly-traded company, the possibility of intellectual property rights claims against us may grow. During 2007 and 2008, we were a defendant in three patent infringement lawsuits and paid approximately $2.8 million to settle these lawsuits. In addition, on July 20, 2009 we received service of a complaint from PB&J Software, LLC, alleging that we have infringed on one of their patents relating to a particular application or system for transferring or storing back-up copies of files from one computer to a second computer. While we believe we have meritorious defenses to this claim, we could be required to spend significant resources investigating and defending this claim. In addition, any adverse determination or settlement of this claim could prevent us from offering a portion of our services or require us to pay damages or license fees.
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
     We increased our number of full-time employees from 209 at December 31, 2007, to 287 at December 31, 2008 and to 334 at September 30, 2009, and our revenue increased from $27.0 million in 2007, to $51.7 million in 2008 and to $54.2 million for the nine months ended September 30, 2009. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.
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
     Our software products contain encryption technologies, certain types of which are subject to U.S. and foreign export control regulations and, in some foreign countries, restrictions on importation and/or use. We have submitted our current encryption products for technical review under U.S. export regulations and have received the necessary approvals. Any failure on our part to comply with encryption or other applicable export control requirements could result in financial penalties or other sanctions under the U.S. export regulations, which could harm our business and operating results. Foreign regulatory restrictions could impair our access to technologies that we seek for improving our products and services and may also limit or reduce the demand for our products and services outside of the United States.

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
     Sales of a substantial number of shares of our common stock in the public market could occur at any time after the expiration of the lock-up agreements our shareholders entered into with the underwriters of our IPO. These sales, or the market perception that the holders of a large number of shares intend to sell shares, could reduce the market price of our common stock. We have 22,203,101 shares of common stock outstanding as of October 26, 2009. Approximately 14,500,000 shares, representing 65% of our outstanding shares, are currently restricted as a result of securities laws or lock-up agreements but may be sold, subject to any applicable volume limitations under federal securities laws, in the near future.
     In addition, as of October 26, 2009, there were 3,125,650 shares subject to outstanding options that will become eligible for sale in the public market to the extent permitted by any applicable vesting requirements, the lock-up agreements and Rules 144 and 701 under the Securities Act of 1933, as amended. Moreover, holders of an aggregate of approximately 9.9 million shares of our common stock will have rights, subject to some conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We also registered all shares of common stock under our equity incentive plans, including 843,982 shares reserved for future issuance under our equity incentive plans, including our 2009 stock incentive plan, which was effective on July 7, 2009. Once registered and issued, these shares may be freely sold in the public market, subject to the lock-up agreements.
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
We incur increased costs and demands upon management as a result of complying with the laws and regulations affecting public companies, which could harm our operating results.

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

     On August 6, 2009, we issued options under our 2009 Stock Incentive Plan to certain employees to purchase an aggregate of 24,400 shares of common stock at an exercise price of $19.03 per share. From July 1, 2009 to September 30, 2009, our employees exercised options to purchase 59,000 shares of our common stock pursuant to options issued under our 2007 Stock Incentive Plan and 2004 Equity Incentive Plan at an average purchase price of $1.69 per share for an aggregate purchase price of $99,463.
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
(b) Use of Proceeds from Public Offering of Common Stock
     On July 7, 2009, we closed our IPO, in which 7,666,667 shares of common stock were sold at a price to the public of $16.00 per share. We sold 5,750,000 shares of our common stock in the offering and selling stockholders sold 1,916,667 of the shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $122.7 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-148620), which was declared effective by the SEC on June 30, 2009. We raised approximately $83.0 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other estimated offering costs of $2.6 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. From the effective date of the registration statement through September 30, 2009, we have not used any of the net proceeds of the IPO. We intend to use the net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. Pending these uses, we have invested the funds in a registered money market. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
Item 6. Exhibits
The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed (other than exhibits 32.1 and 32.2) as part of this Quarterly Report on Form 10-Q and such Exhibit Index is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGMEIN, INC.
Date: October 29, 2009	By:	/s/ Michael K. Simon
Michael K Simon
President and Chief Executive Officer (Principal Executive Officer)

Date: October 29, 2009	By:	/s/ James F. Kelliher
James F. Kelliher
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

10.1	Separation Agreement, dated October 5, 2009, between the Registrant and Carol Meyers

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1 +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2 +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

+	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.