Form 10-K
period 2009-12-31
LogMeIn, Inc.
filed 2010-02-26
CIK 1420302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-34391
LOGMEIN, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1515952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Unicorn Park Drive Woburn, Massachusetts	01801
(Address of principal executive offices)	(Zip Code)

(781) 638-9050
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered

Common Stock, $.01 par value	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:
None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 and 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Market on February 15, 2010 was $294,868,000. The registrant has provided this information as of February 15, 2010 because its common equity was not publicly traded as of the last business day of its most recently completed second fiscal quarter.

As of February 15, 2010, the registrant had 22,555,126 shares of Common Stock, $0.01 par value per share, outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for the 2010 annual stockholders’ meeting to be held on May 27, 2010 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

LOGMEIN, INC.

Forward-Looking Statements

Matters discussed in this Annual Report on Form 10-K relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, market opportunity, plans and objectives, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933,as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of this Annual Report on Form 10-K and elsewhere in this Report. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

LogMeIn provides on-demand, remote-connectivity solutions to small and medium-sized businesses, or SMBs, IT service providers and consumers. We believe our solutions are used to connect more Internet-enabled devices worldwide than any other connectivity service. Businesses and IT service providers use our solutions to deliver remote, end-user support and to access and manage computers and other Internet-enabled devices more effectively and efficiently from a remote location, or remotely. Consumers and mobile workers use our remote connectivity solutions to access computer resources remotely, thereby facilitating their mobility and increasing their productivity. Our solutions, which are deployed and accessed from anywhere through a web browser, or on-demand, are secure, scalable and easy for our customers to try, purchase and use.

In February 2003, we incorporated under the laws of Bermuda. In August 2004, we completed a domestication in the State of Delaware under the name 3am Labs, Inc. We changed our name to LogMeIn, Inc. in March 2006. Our principal executive offices are located at 500 Unicorn Park Drive, Woburn, Massachusetts 01801, and our telephone number is (781) 638-9050. Our website address is www.logmein.com. We have included our website address in this report solely as an inactive textual reference.

In 2004, we introduced LogMeIn Free, a service that allows users to access computer resources remotely. We believe LogMeIn Free and LogMeIn Hamachi2, our popular free services, provide on-demand remote access, or remote-connectivity, to computing resources for more users than any other on-demand connectivity service, giving us access to a large and diverse group of users and increasing awareness of our fee-based, or premium services, which we sell on a subscription basis. As of December 31, 2009, our users have connected over 94 million computers and other Internet-enabled devices to a LogMeIn service.

We complement our free services with nine premium services sold on a subscription basis, including LogMeIn Rescue and LogMeIn Central, our flagship remote support and management services, and LogMeIn Pro2, our premium remote access service. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, expiring free trials that we convert to paid subscriptions and direct marketing to new and existing customers.

All of our free and premium solutions are delivered as hosted services, which means that the technology enabling the use of our solutions resides on our servers and IT hardware, rather than those of our users. We call the software, hardware and networking technology used to deliver our solutions Gravity. The Gravity proprietary platform consists of software applications, customized databases and web servers. Gravity establishes secure connections over the Internet between remote computers and other Internet-enabled devices and manages the direct transmission of data between remotely connected devices. This robust and scalable platform connects over 10 million computers to our services each day.

We believe that our sales model of a high volume of new and renewed subscriptions at low transaction prices increases the predictability of our revenues compared to perpetual licensed-based software businesses. During the fiscal years ended December 31, 2007, 2008 and 2009, we generated revenues of $27.0 million, $51.7 million and $74.4 million, respectively.

Periodic reports, proxy statements and other information are available to the public, free of charge, on our website, www.logmein.com, as soon as reasonably practicable after they have been filed with the SEC and through the SEC’s website, www.sec.gov. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 100 F Street, N.E., Washington, DC 20549 or by calling the SEC at 1-800-SEC-0330.

Our Solutions

Our solutions allow our users to remotely access, support and manage computers and other Internet-enabled devices on demand. We believe our solutions benefit users in the following ways:

•	Reduced set-up, support and management costs. Our services enable IT staff to administer, monitor and support computers and other Internet-enabled devices at a remote location. Businesses easily set up our on-demand services with little or no modification to the remote location’s network or security systems and without the need for upfront technology or software investment. In addition, our customers lower their support and management costs by performing management-related tasks remotely, reducing or eliminating the costs of on-site support and management.

•	Increased mobile worker productivity. Our remote-access services allow non-technical users to access and control remote computers and other Internet-enabled devices, increasing their mobility and allowing them to remain productive while away from the office.

•	Increased end-user satisfaction. Our customers rely on our on-demand services to improve the efficiency and effectiveness of end-user support. Satisfaction with support services is primarily measured by call-handling time and whether or not the problem is resolved on the first call. Our services enable help desk technicians to quickly and easily gain control of a remote user’s computer. Once connected, the technician can diagnose and resolve problems while interacting with and possibly training the end user. By using our solutions to support remote users, our customers have reported increased user satisfaction while reducing call handling time by as much as 50% over phone-only support.

•	Reliable, fast and secure service. Our service possesses built-in redundancy of servers and other infrastructure in three data centers, two located in the United States and one located in Europe. Our proprietary platform enables our services to connect and manage devices at enhanced speeds. Our services implement industry-standard security protocols and authenticate and authorize users of our services without storing passwords.

•	Easy to try, buy and use. Our services are simple to install, which allows our prospective customers to use our services within minutes of registering for a trial. Our customers can use our services to manage their remote systems from any Web browser. In addition, our low service-delivery costs and hosted delivery model allow us to offer each of our services at competitive prices and to offer flexible payment options.

Our Competitive Strengths

We believe that the following competitive strengths differentiate us from our competitors and are key to our success:

•	Large established user community. As of December 31, 2009, over 28 million registered users have connected over 94 million Internet-enabled devices to a LogMeIn service. These users drive awareness of our services through personal recommendations, blogs, social media and other online communication methods and provide us with a significant audience to which we can market and sell premium services.

•	Efficient customer acquisition model. We believe our free products and our large installed user base help to generate word-of-mouth referrals, which in turn increases the efficiency of our paid marketing activities, the large majority of which are focused on pay-per-click search engine advertising. Sales of our premium services are generated through word-of-mouth referrals, Web-based advertising, expiring free trials that we convert to paying customers and marketing to our existing customer and user base. We believe this direct approach to acquiring new customers generates an attractive and predictable return on our sales and marketing expenditures.

•	Technology-enabled cost advantage. Our service delivery platform, Gravity, establishes secure connections over the Internet between remote computing devices and manages the direct transmission of data between them. This patented platform reduces our bandwidth and other infrastructure requirements, which we believe makes our services faster and less expensive to deliver as compared to competing services. We believe this cost advantage allows us to offer free services and serve a broader user community than our competitors.

•	On-demand delivery. Delivering our services on-demand allows us to serve additional customers with little incremental expense and to deploy new applications and upgrades quickly and efficiently to our existing customers.

•	High recurring revenue and high transaction volumes. We sell our services on a monthly or annual subscription basis, which provides greater levels of recurring revenues and predictability compared to traditional perpetual, license-based business models. Approximately 95% of our subscriptions have a one-year term. We believe that our sales model of a high volume of new and renewed subscriptions at low transaction prices increases the predictability of our revenues compared to perpetual licensed-based software businesses.

Growth Strategy

Our objective is to extend our position as a leading provider of on-demand, remote-connectivity solutions. To accomplish this, we intend to:

•	Acquire new customers. We acquire new customers through word-of-mouth referrals from our existing user community and from paid, online advertising designed to attract visitors to our website. We also encourage our website visitors to register for free trials of our premium services. We supplement our online efforts with email, newsletter and other traditional marketing campaigns and by participating in trade events and Web-based seminars. To increase our sales, we plan to continue aggressively marketing our solutions and encouraging trials of our services while expanding our sales force.

•	Increase sales to existing customers. We upsell and cross-sell our broad portfolio of services to our existing customer base. In the first twelve months after their initial purchase, our customers, on average, subscribe to additional services worth approximately 40% of their initial purchase. To further penetrate our customer base, we plan to continue actively marketing our portfolio of services through e-commerce and by expanding our sales force.

•	Continue to build our user community. We grow our community of users by marketing our services through paid advertising that targets prospective customers who are seeking remote-connectivity solutions and by offering our popular free services, LogMeIn Free and LogMeIn Hamachi[2]. This strategy improves the effectiveness of our online advertising by increasing our response rates when people seeking remote-connectivity solutions conduct online searches. In addition, our large and growing community of users drives awareness of our services and increases referrals of potential customers and users.

•	Expand internationally. We believe there is a significant opportunity to increase our sales internationally. We offer solutions in 12 different languages and our solutions are used in more than 200 countries. We intend to expand our international sales and marketing staff and increase our international marketing expenditures to take advantage of this opportunity.

•	Continue to expand our service portfolio. We intend to continue to invest in the development of new on-demand, remote-connectivity solutions for businesses, IT service providers and consumers.

•	Pursue strategic acquisitions. We plan to pursue acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy. We may also target future acquisitions to expand or add functionality and capabilities to our existing portfolio of services, as well as add new solutions to our portfolio.

Services and Technology

Our services are accessed on the Web and delivered on-demand via our service delivery platform, Gravity. Our services generally fall into one of two categories:

•	Remote user access services. These services allow users to access computers and other Internet-enabled devices in order to continue working while away from the office or to access personal systems while away from home. These services include free remote access offerings and premium versions that include additional features.

•	Remote support and management services. These services are used by internal IT departments and by external service and support organizations to deliver support and management of IT resources remotely.

Remote User Access Services

LogMeIn Free is our free remote access service.  It provides secure access to a remote computer or other Internet-enabled device. Once installed on a device, a user can quickly and easily access that device’s desktop, files, applications and network resources.

LogMeIn Pro2 is our premium remote access service. It can be rapidly installed without IT expertise. Users typically engage in a trial prior to purchase.

LogMeIn Pro2 offers several premium features not available through LogMeIn Free, including:

•	File transfer. Files and folders can be moved easily between computers using drag-and-drop or dual-pane file transfer capabilities.

•	Remote sound. A user can hear on his local computer e-mail notifications, music and podcasts originating from a remote PC.

•	File share. Large files can be distributed by sending a link that permits remote third parties to download a file directly from a LogMeIn subscriber’s computer.

•	Remote to local printing. Files from a remote PC are automatically printed to a local printer without downloading drivers or manually configuring printer settings.

•	Desktop sharing. A remote third-party user can be invited to view or control a LogMeIn user’s desktop for online meetings and collaboration.

•	File sync. Files and folders can be synchronized between remote and local computers.

•	Drive mapping. Drives on a remote PC can be accessed as if they are local.

LogMeIn Hamachi2 is a hosted virtual private network, or VPN, service that sets up a computer network among remote computers. It typically works with existing network and firewall configurations and can be managed from a web browser or the user’s software. Using LogMeIn Hamachi2, users can securely communicate over the Internet as if their computers are on the same local area network, allowing for remote access and virtual networking. LogMeIn Hamachi2 is offered both as a free service for non-commercial use and as a paid service for commercial use.

LogMeIn Ignition is a premium service that delivers one click access to remote computers that subscribe to LogMeIn Free or LogMeIn Pro2. Users can install LogMeIn Ignition on a computer or run the application from a universal storage device in order to directly access their subscribed computer, eliminating the need for installation of additional software. LogMeIn Ignition also delivers access through an Apple iPhone or Apple iPod touch.

Remote Support and Management Services

LogMeIn Rescue is a Web-based remote support service used by helpdesk professionals to support remote computers and applications and assist computer users via the Internet. LogMeIn Rescue enables the delivery of interactive support to a remote computer without having pre-installed software. The end user grants permission to the help desk technician before the technician can access, view or control the end user’s computer. Using LogMeIn Rescue, support professionals can communicate with end users through an Internet chat window while diagnosing and repairing computer problems. If given additional permission by the computer user, the support professional can take over keyboard and mouse control of the end user’s computer to take necessary support actions and to train the end user on the use of software and operating system applications. Upon completion of the session, all LogMeIn software is removed from the remote computer. LogMeIn Rescue is used by companies of varying sizes, from one-person support organizations to Fortune 100 companies servicing employees and customers.

LogMeIn Rescue includes the following features:

•	Rapid incident resolution. Helpdesk professionals can gain access to the target PC quickly, often in under 60 seconds, and can take advantage of our remote control capabilities to perform support functions available through a technician console, including: reading critical system information, deploying scripts, copying files through drag and drop and rebooting the machine.

•	Seamless end-user experience. LogMeIn Rescue facilitates an end user’s receipt of customer support. End users remain in control of the support session and can initiate a session in a variety of ways, such as by clicking a link on a website or in an email or by entering a pin code provided by the support provider. The end user then sees a chat window, branded with the support provider’s logo, and responds to a series of access and control requests while chatting with the support provider.

•	Support session and queue management. The helpdesk professional can use the LogMeIn Technician Console to manage a queue of support incident requests and up to ten simultaneous live remote sessions. The support queue can be shared and current live sessions can be transferred to other co-workers as needed.

•	Administration Center. The Administration Center is used to create and assign permissions for groups of support technicians. It is also used to create support channels the web-based links and/or icons that automatically connect customers to technicians and assign them to specific groups. Support managers use the Administration Center to generate reports about individual sessions, post-session survey data and technician activity.

•	Integrated security. LogMeIn Rescue includes security features designed to safeguard the security and privacy of both the support provider and the end user. All data transmission is encrypted using industry-standard encryption often used by financial institutions. Sessions can be recorded by the support provider and will create a record of each level of access permission granted by the end user. Any files transferred between computers are uniquely identified to demonstrate that no changes were made to original files.

LogMeIn Rescue+Mobile is an extension of LogMeIn Rescue’s web-based remote support service that allows call center technicians and IT professionals to remotely access and support smartphones. Smartphone users requesting help will receive a text message from a technician to download a small software application onto the smartphone. Once installed, the user enters a code connecting the device to the technician. After the user grants the technician permission, the technician can remotely access and control the phone from their Rescue+Mobile Technician Console to remotely control and update the phone’s configuration settings, access system information, file transfer and reboot the smartphone.

LogMeIn Central is a web-based management console that helps business users, IT professionals and other users deploy and administer LogMeIn Pro2, LogMeIn Free and LogMeIn Hamachi2.

LogMeIn Central is offered as a premium service and includes the following features:

•	User management. LogMeIn Central provides account holders with the ability to manage additional users for an account, including user access controls and permissions.

•	Software deployment. LogMeIn Central allows the deployment of LogMeIn host software over the web.

•	Reporting. LogMeIn Central provides the ability to report on account, device and session data.

•	Integrated security. LogMeIn Central utilizes industry-standard encryption and authentication methods. In addition, LogMeIn Central also supports detailed account audit logging, including changes to account email addresses, failed attempts to login and changes to account security settings.

•	Host configuration. LogMeIn Central enables the configuration of LogMeIn host software, including access settings, network restrictions and other compliance options.

•	Computer grouping and account personalization. LogMeIn Central allows users to organize their devices into specific groups, and personalize the console to meet specific needs, including the saved searches, links to resources and customized charting and graphing.

When combined with LogMeIn Pro2 host software, LogMeIn Central also provides alerting and monitoring, computer inventory tracking, background login and advanced reporting and analysis. When combined with LogMeIn Hamachi2 host software, LogMeIn Central provides additional web-based management capabilities for VPN connectivity services, such as hub-and-spoke, gateway and mesh networking and advanced reporting and analysis.

We also offer a systems administration product called RemotelyAnywhere. RemotelyAnywhere is used to manage personal computers and servers from within the IT system of an enterprise. Unlike our LogMeIn services, RemotelyAnywhere is licensed to our customers on a perpetual basis, and we offer maintenance covering upgrades and service supporting this application.

LogMeIn Backup is a service that subscribers install on two or more computers to create a backup network and is generally sold as a complement to the LogMeIn Central or LogMeIn Pro2 services. LogMeIn Backup is easy to install and provides IT service providers a simple backup alternative to offer their customers using storage capacity that they control. Users can transfer specified files and folders from one computer to another either manually or automatically in accordance with a pre-determined schedule. Files can be stored on, and restored to, any PC that the subscriber chooses, using industry-standard encryption protocols for the transmission and storage of the data.

LogMeIn Gravity Service Delivery Platform

The Gravity proprietary platform consists of software applications, customized databases and web servers. Gravity establishes secure connections over the Internet between remote computers and other Internet-enabled devices and manages the direct transmission of data between remotely connected devices. This patented platform reduces our bandwidth and other infrastructure requirements, which we believe makes our services faster and less expensive to deliver as compared to competing services. Gravity consists of proprietary software applications that run on standard hardware servers and operating systems and is designed to be scalable and serve our large-scale user community at low cost.

The infrastructure-related costs of delivering our services include bandwidth, power, server depreciation and co-location fees. Gravity transmits data using a combination of methods working together to relay data via our data centers and to transmit data over the Internet directly between end-point devices. During the twelve months ended December 31, 2009, more than 90% of the data transmitted by our services was transmitted directly between end-point devices, reducing our bandwidth and bandwidth-related costs.

Gravity is physically hosted in three separate data centers. We lease space in co-location hosting facilities operated by third parties. Two of our Gravity data centers are located in the United States, and the third is located in Europe. During the twelve months ended December 31, 2009, we averaged 10.8 million computers connecting to our Gravity service each day. Our goal is to maintain sufficient excess capacity such that any one of the data centers could fail, and the remaining data centers could handle the load without extensive disruption to our service. During the twelve months ended December 31, 2009, our Gravity service was available 99.96% of the time.

Gravity also implements multiple layers of security. Our service utilizes industry-standard security protocols for encryption and authentication. Access to a device through our service requires system passwords such as the username and password for Windows. We also add additional layers of security such as single-use passwords, IP address filtering and IP address lockout. For security purposes, Gravity does not save end-user passwords for devices.

Sales and Marketing

Our sales and marketing efforts are designed to attract prospects to our website, enroll them in free trials of our services and convert them to and retain them as paying customers. We also expend sales and marketing resources to attract users of our free services. We acquire new customers through a combination of paid and unpaid sources. We also invest in public relations to broaden the general awareness of our services and to highlight the quality and reliability of our services for specific audiences. We are constantly seeking and employing new methods to reach more users and to convert them to paying customers.

Paid Sources of Demand Generation

Online Advertising.  We advertise online through pay-per-click spending with search engines, banner advertising with online advertising networks and other websites and email newsletters likely to be frequented by our target consumers, SMBs and IT professionals.

Tradeshows.  We showcase our suite of services at technology and industry-specific tradeshows. Our participation in these shows ranges from elaborate presentations in front of large groups to one-on-one discussions and demonstrations at manned booths. In 2009, we attended 28 trade shows in the United States and Europe.

Offline Advertising.  Our offline print advertising is comprised of publications, such as WinITPro, CRN, and VAR Business, which are targeted at IT professionals. We sponsor advertorials in regional newspapers, which target IT consumers. Additionally, we have advertised using more traditional methods, such as radio and outdoor advertising, in regional markets.

Unpaid Sources of Demand Generation

Word-of-Mouth Referrals.  We believe that we have developed a loyal customer and user base, and new customers frequently claim to have heard about us from a current LogMeIn user. Many of our users arrive at our website via word-of-mouth referrals from existing users of our services.

Direct Advertising Into Our User Community.  We have a large existing community of free users and paying customers. Users of most of our services, including our most popular service, LogMeIn Free, come to our website each time they initiate a new remote access session. We use this opportunity to promote additional premium services to them.

Other Marketing Initiatives

Social Media Marketing.  We participate in online communities such as Twitter, Facebook and YouTube for the purpose of marketing, public relations and customer service. Through these online collaboration sites, we actively engage our users, learn about their wants, and foster word-of-mouth by creating and responding to content about LogMeIn events, promotions, product news and user questions.

Web-Based Seminars.  We offer free online seminars to current and prospective customers designed to educate them about the benefits of remote access, support and administration, particularly with LogMeIn, and guide them in the use of our services. We often highlight customer success stories and focus the seminar on business problems and key market and IT trends.

Public Relations.  We engage in targeted public relations programs, including press releases announcing important company events and product releases, interviews with reporters and analysts, both general and industry specific, attending panel and group discussions and making speeches at industry events. We also register our services in awards competitions and encourage bloggers to comment on our products.

Sales Efforts and Other Initiatives

New Account Sales.  Our sales are typically preceded by a trial of one of our services, and 98% of our purchase transactions are settled via credit card. Our sales operations team determines whether or not a trial should be managed by a telephone-based sales representative or handled via our e-commerce sales process. As of December 31, 2009, we employed 49 telephone-based sales representatives to manage newly generated trials. In addition, a small sales and business development team concentrates on sales to larger organizations and the formulation of strategic technology partnerships that are intended to generate additional sales.

Renewal Sales.  All of our services are sold on a subscription basis. Approximately 95% of our subscriptions have a term of one year.

International Sales.  We currently have sales teams located in Europe and Australia focusing on international sales. In each of the years ended December 31, 2007, 2008 and 2009, we generated approximately 30% of our sales orders outside of North America. As of December 31, 2007, 2008 and 2009, we had long-lived assets of approximately 20%, 22% and 38%, respectively, located outside of the United States.

For the twelve months ended December 31, 2007, 2008 and 2009, we spent $19.5 million, $31.6 million and $35.8 million, respectively, on sales and marketing.

Intel Relationship

In December 2007, we entered into a service and marketing agreement with Intel Corporation to jointly develop a service that delivers connectivity to computers built with Intel components. Under the terms of this four-year agreement, we have adapted our service delivery platform, Gravity, to work with specific technology delivered with Intel hardware and software products. This agreement provides that Intel will market and sell the service to its customers. Intel pays us a minimum license and service fee on a quarterly basis during the term of the agreement. We began recognizing revenue associated with the Intel service and marketing agreement in the quarter ended September 30, 2008. In addition, we share revenue generated by the use of the services by third parties with Intel to the extent it exceeds the minimum payments. In conjunction with this agreement, Intel Capital purchased 2,222,223 shares of our series B-1 redeemable convertible preferred stock for $10.0 million in December 2007, which converted into 888,889 shares of common stock upon the closing of our initial public offering, or IPO.

In June 2009, we entered into a license, royalty and referral agreement with Intel Americas, Inc., pursuant to which we will pay Intel a specified royalty so that we may distribute the technology covered by the service and marketing agreement with Intel Corporation. In addition, in the event Intel refers customers to us under this agreement, we will pay Intel specified fees.

Research and Development

We have made and intend to continue making significant investments in research and development in order to continue to improve the efficiency of our service delivery platform, improve existing services and bring new services to market. Our primary engineering organization is based in Budapest, Hungary, where the first version of our service was developed. Our founding engineering team has worked together for over 10 years, designing and running highly large-scale Internet services. Approximately 42% of our employees, as of December 31, 2009, work in research and development. Research and development expenses totaled $6.7 million in 2007, $12.0 million in 2008 and $13.1 million in 2009.

In June 2009, we received approval of a grant from the Hungarian government which reimburses us for a portion of our Hungarian research and development related costs for a four year period, beginning in September 2008. These reimbursements are recorded as a reduction of research and development expense and totaled approximately $200,000 in the year ended December 31, 2009.

Competition

The market for remote-access based products and services is evolving, and we expect to face additional competition in the future. We believe that the key competitive factors in the market include:

•	service reliability;

•	ease of initial setup and use;

•	fitness for use and the design of features that best meet the needs of the target customer;

•	the ability to support multiple device types and operating systems;

•	cost of customer acquisition;

•	product and brand awareness;

•	the ability to reach large fragmented groups of users;

•	cost of service delivery; and

•	pricing flexibility.

We believe that our large-scale user base, efficient customer acquisition model and low service delivery costs enable us to compete effectively.

Citrix’s Online division and Cisco’s WebEx division are our two most significant competitors. Both companies offer a service that provides hosted remote access and remote access-based services. Both of these competitors focus a greater percentage of their product offerings on collaboration than we do, while we continue to focus our development and marketing efforts on serving the needs of IT staff and IT service providers.

Both of these competitors attract new customers through traditional marketing and sales efforts, while we have focused first on building a large-scale community of users. Our approach is differentiated from both Citrix and WebEx because we believe we reach significantly more users which allows us to attract paying customers efficiently.

In addition, certain of our solutions, including our free remote access service, also compete with current or potential services offered by Microsoft and Apple. Certain of our competitors may also offer, currently or in the future, lower priced, or free, products or services that compete with our solutions.

We believe our large user base also gives us an advantage over smaller competitors and potential new entrants into the market by making it more expensive for them to gain general market awareness. We currently compete against several smaller competitors, including NTRglobal (headquartered in Spain), NetViewer and TeamViewer (headquartered in Germany) and Bomgar. In addition, potential customers may look to software-

based and free solutions, including Symantec’s PCAnywhere and Microsoft’s Remote Desktop, which comes bundled into most current versions of the Microsoft operating system, and others.

Many of our actual and potential competitors enjoy greater name recognition, longer operating histories, more varied products and services and larger marketing budgets, as well as substantially greater financial, technical and other resources, than we do. In addition, we may also face future competition from new market entrants. We believe that our large user base, efficient customer acquisition model and low service delivery position us well to compete effectively in the future.

Intellectual Property

Our intellectual property rights are important to our business. We rely on a combination of copyright, trade secret, trademark and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We also have one issued patent and three patents pending and are in the process of filing additional patent applications that cover many features of our services.

We enter into confidentiality and other written agreements with our employees, customers, consultants and partners, and through these and other written agreements, we attempt to control access to and distribution of our software, documentation and other proprietary technology and other information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop products or services with the same functionality as our services. In addition, U.S. patent filings are intended to provide the holder with a right to exclude others from making, using, selling or importing in the United States the inventions covered by the claims of granted patents. If granted, our patents may be contested, circumvented or invalidated. Moreover, the rights that may be granted in those pending patents may not provide us with proprietary protection or competitive advantages, and we may not be able to prevent third parties from infringing these patents. Therefore, the exact effect of our pending patents, if issued, and the other steps we have taken to protect our intellectual property cannot be predicted with certainty.

Although the protection afforded by copyright, trade secret and trademark law, written agreements and common law may provide some advantages, we believe that the following factors help us maintain a competitive advantage:

•	the technological skills of our research and development personnel;

•	frequent enhancements to our services; and

•	continued expansion of our proprietary technology.

“LogMeIn” is a registered trademark in the United States and in the European Union. We also hold a number of other trademarks and service marks identifying certain of our services or features of our services. We also have a number of trademark applications pending.

Employees

As of December 31, 2009, we had 338 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Segments

We have determined that we have one operating segment. For more information about our segments, see Note 2 to our consolidated financial statements, Summary of Significant Accounting Policies — Segment Data.

ITEM 1A.	RISK FACTORS

These are risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements contained in this Annual Report on Form 10-K. Because of these factors, as well as other variables affecting our operating results, past financial performance should not be considered as a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods. These risks are not the only ones we face. Please also see “FORWARD-LOOKING STATEMENTS” earlier in this Annual Report on Form 10-K.

RISKS RELATED TO OUR BUSINESS

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

We derive, and expect to continue to derive, substantially all of our revenue from the sale of on-demand solutions, a relatively new and rapidly changing market. As a result, widespread acceptance and use of the on-demand business model is critical to our future growth and success. Under the perpetual or periodic license model for software procurement, users of the software typically run applications on their hardware. Because companies are generally predisposed to maintaining control of their IT systems and infrastructure, there may be resistance to the concept of accessing the functionality that software provides as a service through a third party. If the market for on-demand, software solutions fails to grow or grows more slowly than we currently anticipate, demand for our services could be negatively affected.

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

Adverse economic conditions or reduced IT spending may adversely impact our revenues and profitability.

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

Failure to renew or early termination of our agreement with Intel would adversely impact our revenues.

In December 2007, we entered into a service and marketing agreement with Intel Corporation to jointly develop and market a service that delivers connectivity to computers built with Intel components. Under the terms of this four-year agreement, we are adapting our service delivery platform, Gravity, to work with specific technology delivered with Intel hardware and software products. If we are unable to renew our agreement with Intel after the initial four-year term on commercially reasonable terms, or at all, our revenue would decrease. In addition, the agreement grants Intel early termination rights in certain circumstances, such as a failure of the parties to exceed certain minimum revenue levels after the third year of the agreement. If Intel exercises any of its early termination rights, even after Intel’s payment of required early termination fees, our revenues would decrease.

Assertions by a third party that our services infringe its intellectual property, whether or not correct, could subject us to costly and time-consuming litigation or expensive licenses.

There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and become increasingly visible, the possibility of intellectual property rights claims against us may grow. During 2007 and 2008, we were a defendant in three patent infringement lawsuits and paid approximately $2.8 million to settle these lawsuits. In addition, on July 20, 2009 we received service of a complaint from PB&J Software, LLC, alleging that we have infringed on one of their patents relating to a particular application or system for transferring or storing back-up copies of files from one computer to a second computer. While we believe we have meritorious defenses to this claim, we could be required to spend significant resources investigating and defending this claim. In addition, any adverse determination or settlement of this claim could prevent us from offering a portion of our services or require us to pay damages or license fees.

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

We have had a history of losses.

We experienced net losses of $6.7 million for 2006, $9.1 million for 2007, and $5.4 million for 2008. In the quarter ended September 30, 2008, we achieved profitability and reported net income for the first time. We reported net income of $8.8 million for 2009. We cannot predict if we will sustain this profitability or, if we fail to sustain this profitability, again attain profitability in the near future or at all. We expect to continue making significant future expenditures to develop and expand our business. In addition, as a newly public company, we incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures make it harder for us to maintain future profitability. Our recent growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this report and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to maintain profitability, and we may incur significant losses for the foreseeable future.

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

Our data centers are vulnerable to damage or interruption from human error, intentional bad acts, pandemics, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. At least one of our data facilities is located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. The occurrence of a natural disaster or an act of terrorism, or vandalism or other misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.

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

We believe that our quarterly revenue and operating results may vary significantly in the future and that period-to-period comparisons of our operating results may not be meaningful. You should not rely on past results as an indication of future performance.

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

We increased our number of full-time employees from 209 at December 31, 2007, to 287 at December 31, 2008 and to 338 at December 31, 2009, and our revenue increased from $27.0 million in 2007 to $51.7 million in 2008 and was $74.4 million for the fiscal year ended December 31, 2009. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. Our internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America. We are in the process of documenting, reviewing and improving, to the extent necessary, our internal controls over financial reporting for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires an annual management assessment of the effectiveness of our internal controls over financial reporting and a report from our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting. Both we and our independent registered public accounting firm will be attesting to the effectiveness of our internal controls over financial reporting in connection with the filing of our Annual Report on Form 10-K for the year ending December 31, 2010 with the Securities and Exchange Commission. As part of our process of documenting and testing our internal controls over financial reporting, we may identify areas for further attention and improvement.

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

We are highly dependent upon the continued service and performance of our senior management team and key technical and sales personnel, including our President and Chief Executive Officer, Chief Financial Officer and Chief Technical Officer. These officers are not party to an employment agreement with us, and they may terminate employment with us at any time with no advance notice. The replacement of these officers likely would involve significant time and costs, and the loss of these officers may significantly delay or prevent the achievement of our business objectives.

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

RISKS RELATED TO OWNERSHIP OF OUR COMMON STOCK

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

Our stock price may be volatile, and the market price of our common stock may drop in the future.

Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until January 31, 2010, our common stock has traded as high as $23.50 and as low as $15.15. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

As of February 15, 2010 we have 22,555,126 shares of our common stock outstanding. In connection with our secondary public offering, the holders of approximately 8,690,000 shares of common stock signed lock-up agreements under which they have agreed not to sell, transfer or dispose of, directly or indirectly, any shares of our common stock or any securities into or exercisable or exchangeable for shares of our common stock, without the prior written consent of J.P. Morgan Securities Inc. and Barclays Capital Inc. Those lock-up agreements are expected to expire on March 7, 2010. After the expiration of the lock-up period, these shares may be sold in the public market, subject to prior registration or qualification for an exemption from registration, including, in the case of shares held by affiliates, compliance with the volume restrictions of Rule 144. To the extent that any of these stockholders sell, or indicate an intent to sell, substantial amounts of our common stock in the public market after the contractual lock-ups and other legal restrictions on resale lapse, the trading price of our common stock could decline significantly.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business, our market or our competitors. If any of the analysts who cover us or may cover us in the future change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who covers us or may cover us in the future were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Our management has broad discretion over the use of our existing cash resources and might not use such funds in ways that increase the value of our common stock.

Our management will continue to have broad discretion to use our cash resources. Our management might not apply these cash resources in ways that increase the value of our common stock.

We do not expect to declare any dividends in the foreseeable future.

We do not anticipate declaring any cash dividends to holders of our common stock in the foreseeable future. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on the value of their shares of our common stock.

As a newly public company, we incur significant costs which could harm our operating results.

As a newly public company, we incur significant additional legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements.

We also have incurred and will continue to incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and The NASDAQ Global Market. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We are unable to currently estimate these costs with any degree of certainty. We also expect these new rules and regulations may make it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation law, which prevents some stockholders holding more than 15% of our outstanding common stock from engaging in certain business combinations without approval of the holders of substantially all of our outstanding common stock. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our principal facilities consist of approximately 31,200 square feet of office space located at 500 Unicorn Park Drive, Woburn, Massachusetts, and approximately 25,200 square feet of space at our development facility located in Budapest, Hungary. Additionally, we also have leased office space in Szeged, Hungary, Amsterdam, The Netherlands, Sydney, Australia and London, England. We believe our facilities are sufficient to support our needs through 2010 and that additional space will be available in the future on commercially reasonable terms as needed.

We also lease space in three data centers operated by third parties, of which two are located in the United States and the third is located in Europe.

ITEM 3.	LEGAL PROCEEDINGS

On June 2, 2009, PB&J Software, LLC, or PB&J, filed a complaint that named us and four other companies as defendants in a lawsuit in the U.S. District Court for the District of Minnesota (Civil Action No. 09-cv-206-JMR/SRN). We received service of the complaint on July 20, 2009. The complaint alleges that we have infringed U.S. Patent No. 7,310,736, which allegedly is owned by PB&J and has claims directed to a particular application or system for transferring or storing back-up copies of files from one computer to a second computer. The complaint seeks damages in an unspecified amount and injunctive relief. We believe we have meritorious defenses to the claims and intend to defend the lawsuit vigorously. In December 2009, the court granted a motion for a stay of action pending reexamination proceedings initiated at the United Stated Patent and Trademark Office addressing the PB&J patent at issue in the lawsuit. As of February 26, 2010, the stay of litigation is still in effect.

We are from time to time subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on our consolidated financial statements.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock

Our common stock began trading under the symbol “LOGM” on the NASDAQ Global Market on July 1, 2009. Prior to that date, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the NASDAQ Global Market:

	High	Low

2009
Third Quarter	$20.99	$15.15
Fourth Quarter	$23.50	$16.59

Holders of Our Common Stock

As of February 15, 2010, there were 77 holders of record of shares of our common stock.

Dividends

We have never declared or paid dividends on our common stock. We currently intend to retain any future earnings to finance our research and development efforts, improvements to our existing services, the development of our proprietary technologies and the expansion of our business. We do not intend to declare or pay cash dividends on our capital stock in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors and will depend upon a number of factors, including our results of operations, financial condition, future prospects, contractual restrictions, restrictions imposed by applicable law and other factors our board of directors deems relevant.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

(a) Recent Sales of Unregistered Securities

From January 1, 2009 to October 26, 2009, the date we filed the Registration on Form S-8 (File No. 333-162664) registering shares of common stock issuable under our stock incentive plans, we issued options to certain employees, consultants and others to purchase an aggregate of 93,200 shares of common stock, and options to purchase 112,300 shares of common stock were exercised.

The issuance of such options and the common stock issuable upon the exercise of options as described above were issued pursuant to written compensatory plans or arrangements with our employees, directors and consultants, in reliance on the exemption provided by Rule 701 promulgated under the Securities Act of 1933, as amended, or the Securities Act. All recipients either received adequate information about us or had access, through employment or other relationships, to such information.

The foregoing securities are deemed restricted securities for purposes of the Securities Act, and all certificates representing the issued shares of common stock described above included appropriate legends setting forth that the securities had not been registered and the applicable restrictions on transfer.

(b) Use of Proceeds from Public Offering of Common Stock

On July 7, 2009, we closed our IPO, in which 7,666,667 shares of common stock were sold at a price to the public of $16.00 per share. We sold 5,750,000 shares of our common stock in the offering and selling stockholders sold 1,916,667 of the shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $122.7 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-148620), which was declared effective by the SEC on June 30, 2009. J.P. Morgan Securities, Inc. and Barclays Capital, Inc. served as representatives of the several underwriters in this offering. We raised approximately $82.9 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other estimated offering costs of $2.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. From the effective date of the registration statement through December 31, 2009, we have not used any of the net proceeds of the IPO. We intend to use the net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. Pending these uses, we have invested the funds in a registered money market fund and marketable securities. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

On November 19, 2009, we closed a secondary public offering of our common stock. On December 16, 2009, we closed the sale of additional shares of common stock issued in the offering upon the exercise of the underwriters’ over-allotment option. In aggregate, a total of 3,326,609 shares of common stock were sold at a price to the public of $18.50 per share. J.P. Morgan Securities Inc. and Barclays Capital Inc. served as representatives of the several underwriters for the offering. We sold 99,778 shares of our common stock in the offering and selling stockholders sold an additional 3,226,831 shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $61.5 million. The offer and sale of all of the shares in the secondary offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-162936), which was declared effective by the SEC on November 19, 2009. We raised approximately $1.2 million in net proceeds after deducting underwriting discounts and commissions of $0.1 million and other estimated offering costs of $0.5 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. From the effective date of the registration statement through December 31, 2009, we have not used any of the of the net proceeds received from our secondary public offering. We intend to use the net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. There has been no material change in the planned use of proceeds from our secondary public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected financial data together with our consolidated financial statements and the related notes appearing at the end of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period.

	Years Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands, except for per share data)

Consolidated Statement of Operations Data:
Revenue	$3,518	$11,307	$26,998	$51,723	$74,408
Cost of revenue(1)	767	2,033	3,925	5,970	7,508

Gross profit	2,751	9,274	23,073	45,753	66,900

Operating expenses:
Research and development(1)	1,634	3,232	6,661	11,997	13,149
Sales and marketing(1)	5,758	10,050	19,488	31,631	35,821
General and administrative(1)	1,351	2,945	3,611	6,583	8,297
Legal settlements	—	—	2,225	600	—
Amortization of intangibles(1)	—	141	328	328	328

Total operating expenses	8,743	16,368	32,313	51,139	57,595

Income (loss) from operations	(5,992)	(7,094)	(9,240)	(5,386)	9,305
Interest, net	105	365	260	217	128
Other income (expense), net	(27)	28	(25)	(111)	(294)

Income (loss) before provision for income taxes	(5,914)	(6,701)	(9,005)	(5,280)	9,139
Provision for income taxes	—	—	(50)	(122)	(342)

Net income (loss)	(5,914)	(6,701)	(9,055)	(5,402)	8,797
Accretion of redeemable convertible preferred stock	(279)	(1,790)	(1,919)	(2,348)	(1,311)

Net income (loss) attributable to common stockholders	$(6,193)	$(8,491)	$(10,974)	$(7,750)	$7,486

Net income (loss) attributable to common stockholders per share:
Basic	$(1.86)	$(2.47)	$(2.98)	$(1.97)	$0.39
Diluted	$(1.86)	$(2.47)	$(2.98)	$(1.97)	$0.37
Weighted average shares outstanding:
Basic	3,324	3,434	3,686	3,933	12,990
Diluted	3,324	3,434	3,686	3,933	14,835

(1)	Includes stock-based compensation expense and acquisition-related intangible amortization expense as indicated in the following table:

	Years Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands)

Cost of revenue:
Stock-based compensation	$—	$—	$10	$64	$54

Acquisition-related intangible amortization	—	179	415	415	415

Research and development:
Stock-based compensation	10	11	105	419	537

Sales and marketing:
Stock-based compensation	—	28	177	962	932

General and administrative:
Stock-based compensation	—	27	222	1,304	1,399

Amortization of intangibles:
Acquisition-related intangible amortization	—	141	328	328	328

	As of December 31,
	2005	2006	2007	2008	2009(1)
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term marketable securities	$11,962	$7,983	$18,676	$22,913	$130,246
Total assets	13,255	14,656	28,302	37,415	142,859
Deferred revenue, including long-term portion	2,849	7,288	16,104	28,358	34,103
Long-term debt, including current portion	—	2,281	1,192	—	—
Total liabilities	3,640	11,615	23,238	35,191	44,349
Redeemable convertible preferred stock	18,806	20,596	32,495	34,843	—
Total stockholders’ equity (deficit)	(9,191)	(17,554)	(27,431)	(32,619)	98,509

(1)	Comparability affected by proceeds received from our 2009 public offerings.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Overview

LogMeIn provides on-demand, remote-connectivity solutions to SMBs, IT service providers and consumers. Businesses and IT service providers use our solutions to deliver end-user support and to remotely access and manage computers and other Internet-enabled devices more effectively and efficiently. Consumers and mobile workers use our solutions to access computer resources remotely, thereby facilitating their mobility and increasing their productivity. Our solutions, which are deployed on-demand and accessible through a web browser, are secure, scalable and easy for our customers to try, purchase and use.

We offer two free services and nine premium services. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, expiring free trials that we convert to paid subscriptions and direct marketing to new and existing customers.

We derive our revenue principally from subscription fees from SMBs, IT service providers and consumers. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the year ended December 31, 2009, we generated revenues of $74.4 million, compared to $51.7 million for the year ended December 31, 2008, an increase of approximately 44%.

In addition to selling our services to end users, we entered into a service and marketing agreement with Intel Corporation in December 2007 pursuant to which we are adapting our service delivery platform, Gravity, to work with specific technology delivered with Intel hardware and software products. The agreement provides that Intel will market and sell the services to its customers. Intel pays us a minimum license and service fee on a quarterly basis during the term of the agreement, and we share with Intel revenue generated by the use of the services by third parties to the extent it exceeds the minimum payments. We began recognizing revenue associated with the Intel service and marketing agreement in the quarter ended September 30, 2008. During the year ended December 31, 2009, we recognized $6.0 million in revenue from this agreement.

Through December 31, 2009, we have primarily funded our operations through the sale of redeemable convertible preferred stock which resulted in proceeds of approximately $27.8 million and cash flows from operations. We incurred net losses of $9.1 million for 2007 and $5.4 million for 2008 and earned net income of $8.7 million for 2009. We expect to continue making significant future expenditures to develop and expand our business.

Certain Trends and Uncertainties

The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. The summary should be considered along with the factors identified in the section titled “Risk Factors” of this Annual Report on Form 10-K.

•	We continue to closely monitor current adverse economic conditions, particularly as they impact SMBs, IT service providers and consumers. We are unable to predict the likely duration and severity of the current adverse economic conditions in the United States and other countries, but the longer the duration the greater risks we face in operating our business.

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

In addition to our subscription fees, to a lesser extent, we also generate revenue from license and annual maintenance fees from the licensing of our RemotelyAnywhere product. We license RemotelyAnywhere to our customers on a perpetual basis. Because we do not have vendor specific objective evidence of fair value, or VSOE, for our maintenance arrangements, we record the initial license and maintenance fee as deferred revenue and recognize the fees as revenue ratably, on a daily basis, over the initial maintenance period. We also initially record maintenance fees for subsequent maintenance periods as deferred revenue and recognize revenue ratably, on a daily basis, over the maintenance period. We also generate revenue from the license of our Ignition for iPhone product which is sold as a perpetual license and is recognized as delivered. Revenue from RemotelyAnywhere and Ignition for iPhone represented less than 5% of our revenue for the year ended December 31, 2009.

Employees

We have increased our number of full-time employees to 338 at December 31, 2009 as compared to 287 at December 31, 2008.

Cost of Revenue and Operating Expenses

We allocate certain overhead expenses, such as rent and utilities, to expense categories based on the headcount in or office space occupied by personnel in that expense category as a percentage of our total headcount or office space. As a result, an overhead allocation associated with these costs is reflected in the cost of revenue and each operating expense category.

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

Research and Development.  Research and development expenses consist primarily of wages and benefits for development personnel, consulting fees associated with outsourced development projects, facilities rent and depreciation associated with assets used in development. We have focused our research and development efforts on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Hungary. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our services but decrease as a percentage of revenue.

Sales and Marketing.  Sales and marketing expenses consist primarily of online search and advertising costs, wages, commissions and benefits for sales and marketing personnel, offline marketing costs such as media advertising and trade shows, and credit card processing fees. Online search and advertising costs consist primarily of pay-per-click payments to search engines and other online advertising media such as banner ads. Offline marketing costs include radio and print advertisements as well as the costs to create and produce these advertisements, and tradeshows, including the costs of space at trade shows and costs to design and construct trade show booths. Advertising costs are expensed as incurred. In order to continue to grow our business and awareness of our services, we expect that we will continue to commit resources to our sales and marketing efforts. We expect that sales and marketing expenses will increase in absolute dollars but decrease as a percentage of revenue over time as our revenue increases.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are summarized below. See Note 2 to our financial statements included elsewhere in this Annual Report on Form 10-K for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.

Revenue Recognition.  We provide our customers access to our services through subscription arrangements for which our customers pay us a fee. Our customers enter into a subscription agreement with us for the use of our software, our connectivity service and access to our customer support services, such as telephone and email support. Subscription periods range from monthly to four years, and they are generally one year in duration. The software cannot be run on another entity’s hardware, and our customers do not have the right to take possession of the software and use it on their own or another entity’s hardware. We begin to recognize revenue when there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectability is deemed probable. We recognize the subscription fee as revenue on a daily basis over the subscription period.

Agreements may include multiple deliverables by us such as subscription and professional services, including development services. Agreements with multiple element deliverables are analyzed to determine if fair value exists for each element on a stand-alone basis. If the value of each deliverable is determinable then revenue is recognized separately when or as the services are delivered, or if applicable, when milestones associated with the deliverable are achieved and accepted by the customer. If the fair value of any of the undelivered performance obligations cannot be determined, the arrangement is accounted for as a single element and we recognize revenue on a straight-line basis over the period in which we expect to complete performance obligations under the agreement.

Our arrangements for the licensing of RemotelyAnywhere permit our customers to use the software on their hardware and include one year of maintenance services, which includes the right to support and upgrades, on a when and if available basis. We do not have VSOE for our maintenance service arrangements and thus recognize revenue ratably on a daily basis over the initial maintenance period, which is generally one year. We also recognize revenue from the sale of our Ignition for iPhone software product, which is sold on a perpetual basis. We begin to recognize revenue when there is persuasive evidence of an arrangement, the product has been provided to the customer, the fee is fixed or determinable and collectability is deemed probable.

Income Taxes.  We are subject to federal and various state income taxes in the United States, The Netherlands, Hungary and Australia, and we use estimates in determining our provision for these income taxes and deferred tax assets. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities, and we assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At December 31, 2009, our deferred tax assets consisted primarily of net operating losses and research and development credit carryforwards. As of December 31, 2009, we had U.S. federal and state net operating loss carryforwards of approximately $12.1 million and $13.8 million, respectively, which expire at varying dates through 2029 for U.S. federal income tax purposes and primarily through 2014 for state income tax purposes. We used approximately $7.1 million of federal and $4.3 million of state net operating loss carryforwards during the year ended December 31, 2009. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, we have provided a full valuation allowance against our deferred tax assets as we believe the objective and verifiable evidence of our historical pre-tax net losses outweighs the positive evidence of our 2009 pre-tax profit and forecasted future results. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. We will continue to monitor both the positive and negative evidence and we will adjust the valuation allowance as sufficient objective positive evidence becomes available.

Software Development Costs.  We have determined that technological feasibility of our software products and the software component of our solutions to be marketed to external users is reached shortly before their introduction to the marketplace. As a result, the development costs incurred after the establishment of technological feasibility and before their release to the marketplace have not been material, and such costs have been expensed as incurred. In addition, costs incurred during the application development stage for software programs to be used solely to meet our internal needs have not been material.

Valuation of Long-Lived and Intangible Assets, Including Goodwill.  We review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. Our recorded intangible assets are associated with our acquisition of substantially all of the assets of Applied Networking, Inc. in July 2006. We are amortizing the recorded values of such intangible assets over their estimated useful lives, which range from four to five years. Through December 31, 2009, we have not recorded any impairment charges associated with our long-lived and intangible assets.

We test goodwill for impairment on an annual basis and whenever events or changes in circumstances indicate that the carrying amount of goodwill may exceed its fair value. Our annual goodwill impairment test is at December 31 of each year. The recorded amount of goodwill at December 31, 2009 represents the goodwill from our acquisition of Applied Networking, Inc. At December 31, 2009, the fair value of our reporting unit significantly exceeded its carrying value. Through December 31, 2009, we have not recorded any impairments of goodwill.

Stock-Based Compensation.  Prior to January 1, 2006, we accounted for share-based awards, including stock options, to employees using the intrinsic value method. Under the intrinsic value method, compensation expense was measured on the date of award as the difference, if any, between the deemed fair value of our common stock and the option exercise price, multiplied by the number of options granted. The option exercise prices and fair value of our common stock were determined by our management and board of directors based on a review of various objective and subjective factors. No compensation expense was recorded for stock options issued to employees prior to January 1, 2006 in fixed amounts and with fixed exercise prices at least equal to the fair value of our common stock at the date of grant.

Effective January 1, 2006, share-based awards are accounted for at fair value, which requires us to recognize compensation expense for all share-based awards granted, modified, repurchased or cancelled on or after January 1, 2006. These costs are recognized on a straight-line basis over the requisite service period for all time-based vested awards. We continue to account for share-based awards granted prior to January 1, 2006 using the intrinsic method.

Determining the appropriate fair value model and calculating the fair value of stock-based payment awards requires the use of highly subjective estimates and assumptions, including the estimated fair value of common stock, expected life of the stock-based payment awards and stock price volatility. Because there was no public market for our common stock prior to our IPO, our Board of Directors determined the fair value of common stock at each option grant date, taking into account our most recently available independent valuation of common stock, as well as a number of objective and subjective factors, including peer group trading multiples, the amount of preferred stock liquidation preferences, the illiquid nature of our common stock and our size and lack of historical profitability. Beginning in 2006 and through our IPO in July 2009, we obtained independent common stock valuations to assist our Board of Directors in determining the fair value of our common stock.

Determining the fair value of share-based awards requires the use of highly subjective assumptions, including the expected term of the award and expected stock price volatility. The assumptions used in calculating the fair value of share-based awards granted in 2008 and 2009 are set forth below:

	Years Ended December 31,
	2008	2009

Expected dividend yield	0%	0%
Risk-free interest rate	2.52% - 3.33%	1.88% - 2.71%
Expected term (in years)	5.54 - 6.25	5.11 - 6.25
Volatility	75% - 80%	75%

The assumptions used in determining the fair value of share-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change, and we use different assumptions, our share-based compensation could be materially different in the future. The risk-free interest rate used for each grant is based on a U.S. Treasury instrument with a term similar to the expected term of the share-based award. The expected term of options has been estimated utilizing the vesting period of the option, the contractual life of the option and our option exercise history. Because there was no public market for our common stock prior to our IPO, we lacked company-specific historical and implied volatility information. Therefore, we estimate our expected stock volatility based on that of publicly-traded peer companies, and we expect to continue to use this methodology until such time as we have adequate historical data regarding the volatility of our publicly-traded stock price. We recognize compensation expense for only the portion of options that are expected to vest. Accordingly, we have estimated expected forfeitures of stock options based on our historical forfeiture rate and we use these rates to develop future forfeiture rates. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to compensation expense may be required in future periods.

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Years Ended December 31,
	2007	2008	2009

Operations Data:
Revenue	100%	100%	100%
Cost of revenue	15	12	10

Gross profit	85	88	90

Operating expenses:
Research and development	25	23	18
Sales and marketing	72	61	48
General and administrative	14	13	11
Legal settlements	8	1	—
Amortization of acquired intangibles	1	1	—

Total operating expenses	120	99	77

Income (loss) from operations	(34)	(11)	13
Interest and other income, net	1	1	(1)

Income (loss) before provision for income taxes	(33)	(10)	12
Provision for income taxes	(1)	—	—

Net income (loss)	(34)%	(10)%	12%

Years Ended December 31, 2009 and 2008

Revenue.  Revenue for the year ended December 31, 2009 was $74.4 million, an increase of $22.7 million, or 44%, over revenue of $51.7 million for the year ended December 31, 2008. Of the 44% increase in revenue, the majority of the increase was due to increases in revenue from new customers, as our total number of premium accounts increased to approximately 300,000 at December 31, 2009 from approximately 174,000 premium accounts at December 31, 2008, incremental add-on revenues from the our existing customer base and incremental revenue associated with our Intel agreement.

Cost of Revenue.  Cost of revenue for the year ended December 31, 2009 was $7.5 million, an increase of $1.5 million, or 26%, over cost of revenue of $6.0 million for the year ended December 31, 2008. As a percentage of revenue, cost of revenue was 10% for the year ended December 31, 2009 versus 12% for the year ended December 31, 2008. The decrease in cost of revenue as a percentage of revenue was primarily the result of more efficient utilization of our data center and customer support organizations. The increase in absolute dollars resulted primarily from an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. Of the increase in cost of revenue, $1.0 million resulted from increased data center costs associated with the hosting of our services. The increase in data center costs was due to the expansion of our data center facilities as we added capacity to our hosting infrastructure. Additionally, $0.7 million of the increase in cost of revenue was due to the increased costs in our customer support organization we incurred, primarily as a result of hiring new employees to support our customer growth.

Research and Development Expenses.  Research and development expenses for the year ended December 31, 2009 were $13.1 million, an increase of $1.2 million, or 10%, over research and development expenses of $12.0 million for the year ended December 31, 2008. As a percentage of revenue, research and development expenses were 18% and 23% for the years ended December 31, 2009 and 2008, respectively. The increase in absolute dollars was primarily due to a $0.4 million increase in personnel-related costs, including salary and other compensation related costs, as we increased the number of research and development personnel to 143 at December 31, 2009 from 122 at December 31, 2008. The increase was also due to a $0.3 million increase in rent costs primarily related to our new office space in Budapest, Hungary, a $0.2 million increase in telephone costs, a $0.1 million increase in depreciation expense and a $0.1 million increase in consultant costs.

Sales and Marketing Expenses.  Sales and marketing expenses for the year ended December 31, 2009 were $35.8 million, an increase of $4.2 million, or 13%, over sales and marketing expenses of $31.6 million for the year ended December 31, 2008. As a percentage of revenue, sales and marketing expenses were 48% and 61% for the years ended December 31, 2009 and 2008, respectively. The increase in absolute dollars was primarily due to a $2.1 million increase in personnel related and recruiting costs from additional employees hired to support our growth in sales and expand our marketing efforts. The total number of sales and marketing personnel increased to 115 at December 31, 2009 from 101 at December 31, 2008. The increase was also due to a $0.4 million increase in marketing program costs, a $0.3 million increase in consultant costs, a $0.3 million increase in telephone costs, a $0.2 million increase in hardware and software maintenance costs, a $0.2 million increase in travel related costs and a $0.5 million increase in other miscellaneous expenses, primarily consisting of credit card processing fees.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2009 were $8.3 million, an increase of $1.7 million, or 26%, over general and administrative expenses of $6.6 million for the year ended December 31, 2008. As a percentage of revenue, general and administrative expenses were 11% and 13% for the years ended December 31, 2009 and 2008, respectively. The increase in absolute dollars was primarily due to a $0.9 million increase in personnel-related costs as we increased the number of general and administrative employees to support our overall growth. The increase was also due to a $0.3 million increase in legal costs and a $0.2 million increase in corporate insurance costs.

Legal Settlement Expenses.  Legal settlement expenses for the year ended December 31, 2009 were zero, a decrease of $0.6 million, or 100%, over legal settlement expenses of $0.6 million for the year ended December 31, 2008. In May 2008, we settled a lawsuit which began in 2007 related to an alleged patent infringement.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles for the year ended December 31, 2009 and 2008 was $0.3 million and related to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc.

Interest and Other (Income) Expense, Net.  Interest and other (income) expense, net for the year ended December 31, 2009 was an expense of $0.2 million, compared to income of $0.1 million, for the year ended December 31, 2008. The change was mainly due to a decrease in interest income and an increase in foreign exchange losses offset by a decrease in interest expense associated with a note payable related to our acquisition of Applied Networking, Inc.

Income Taxes.  During the year ended December 31, 2009 and 2008, we recorded a deferred tax provision of approximately $15,000 and $17,000 related to the different book and tax treatment for goodwill and a provision for alternative minimum taxes, foreign and state income taxes totaling $0.3 million and $0.1 million, respectively. We recorded a federal income tax provision for the year ended December 31, 2009 and a federal income tax benefit for the year ended December 31, 2008 which were offset by the change in the valuation allowance. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, we have provided a full valuation allowance against our deferred tax assets as we believe the objective and verifiable evidence of our historical pretax net losses outweighs the positive evidence of our 2009 pre-tax profit and forecasted future results. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. We will continue to monitor the positive and negative evidence and we will adjust the valuation allowance as sufficient objective positive evidence becomes available.

Net Income (Loss).  We recognized a net income of $8.8 million for the year ended December 31, 2009 compared to a net loss of $5.4 million for the year ended December 31, 2008. The increase in net income arose principally from an increase in revenues partially offset by an increase in operating expenses.

Years Ended December 31, 2008 and 2007

Revenue.  Revenue for the year ended December 31, 2008 was $51.7 million, an increase of $24.7 million, or 92%, over revenue of $27.0 million for the year ended December 31, 2007. Our revenue consists of fees for our subscription services. Of the 92% increase in revenue, the majority of the increase was due to increases in revenue from new customers, as our total number of premium accounts increased by 67% to approximately 174,000 at December 31, 2008 from approximately 104,000 premium accounts at December 31, 2007. The remaining increase in revenue was due to incremental subscription revenue from our existing customers and revenue associated with the Intel agreement.

Cost of Revenue.  Cost of revenue for the year ended December 31, 2008 was $6.0 million, an increase of $2.1 million, or 54%, over cost of revenue of $3.9 million for the year ended December 31, 2007. As a percentage of revenue, cost of revenue was 12% for the year ended December 31, 2008 versus 15% for the year ended December 31, 2007. The decrease in costs of revenue as a percentage of revenue was primarily the result of more efficient utilization of our data center and customer support organizations. The increase in cost of revenue in absolute dollars is primarily due to increased hosting and customer support costs resulting from an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users. The total number of devices connected to our service increased to approximately 60 million as of December 31, 2008 from approximately 32 million as of December 31, 2007. Of the increase in cost of revenue, $1.3 million resulted from increased data center costs associated with the hosting of our services. The increase in data center costs was due to expansion of our data center facilities as we added capacity to our hosting infrastructure, including the establishment of two new data centers in 2007, including one in Europe and one in the United States. Additionally, $0.8 million of the increase in cost of revenue was due to increased costs in our customer support organization primarily associated with costs of new employees hired to support our customer growth.

Research and Development Expenses.  Research and development expenses for the year ended December 31, 2008 were $12.0 million, an increase of $5.3 million, or 79%, over research and development expenses of $6.7 million for the year ended December 31, 2007. The increase was primarily due to additional personnel-related costs, including salary and other compensation related costs, as we increased the number of research and development employees to enhance the functionality of our services and to develop new offerings. The total number of research and development personnel increased by 39% to 122 at December 31, 2008 from 88 at December 31, 2007.

Sales and Marketing Expenses.  Sales and marketing expenses for the year ended December 31, 2008 were $31.6 million, an increase of $12.1 million, or 62%, over sales and marketing expenses of $19.5 million for the year ended December 31, 2007. The increase was primarily due to a $6.1 million increase in personnel-related and recruiting costs, including salary and other compensation related costs, resulting from increased headcount mainly to support the growth in sales and expanded marketing efforts. The total number of sales and marketing personnel increased to 101 at December 31, 2008 from 69 at December 31, 2007. The increase was also attributable to a $2.6 million increase in online search and advertising costs, a $0.4 million increase in trade show costs, a $0.6 million increase in travel related costs, a $0.2 million increase in telephone costs, and a $0.4 million increase in consulting costs, all a result of the initiatives to increase awareness of our services and to add new users and customers. In addition, we experienced a $0.4 million increase in rent expense in connection with the expansion of our Woburn, Massachusetts office, as well as the addition of the office in Amsterdam, The Netherlands.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2008 were $6.6 million, an increase of $3.0 million, or 83%, over general and administrative expenses of $3.6 million for the year ended December 31, 2007. The primary reason for the increase was an increase in personnel-related and recruiting costs, including salary and other compensation related costs, of $2.0 million as we increased the number of general and administrative employees to support our overall growth. Additionally, professional fees increased by $0.6 million and travel related costs increased by $0.1 million.

Legal Settlement Expenses.  Legal settlement expenses for the year ended December 31, 2008 were $0.6 million, a decrease of $1.6 million, or 73%, over legal settlement expenses of $2.2 million for the year ended December 31, 2007. In May 2008, we settled a lawsuit which began in 2007 related to an alleged patent infringement.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles for the years ended December 31, 2008 and 2007 was $0.3 million and related to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc.

Interest and Other Income, Net.  Interest and other income, net, for the year ended December 31, 2008 was $0.1 million, a decrease of $0.1 million over interest and other income, net of $0.2 million for the year ended December 31, 2007. The decrease was mainly due to an increase in foreign exchange losses and a decrease in interest income offset by a decrease in interest expense associated with a note payable related to our acquisition of Applied Networking, Inc.

Income taxes.  During the years ended December 31, 2008 and 2007, we recorded a deferred tax provision of approximately $17,000 and $25,000, respectively, related to the different book and tax treatment for goodwill and a provision for foreign and state income taxes totaling $105,000 and $26,000, respectively. We recorded a federal income tax benefit for the years ended December 31, 2008 and 2007 related to the net tax losses in the periods. We have also provided a full valuation allowance for our net deferred tax assets as it is not more likely than not that any future benefits from these deferred tax assets would be realized.

Net loss.  We recognized a net loss of $5.4 million for the year ended December 31, 2008 versus $9.1 million for the year ended December 31, 2007. The decrease in net loss was associated with the increase in revenues partially offset by increase in operating expenses.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2007	2008	2009
	(In thousands)

Net cash provided by operations	$3,378	$10,131	$24,339
Net cash used in investing activities	(1,695)	(3,775)	(33,165)
Net cash provided by (used in) financing activities	8,965	(2,101)	86,157
Effect of exchange rate changes	46	(18)	46

Net increase in cash	$10,694	$4,237	$77,377

Since our inception and through December 31, 2009, we have financed our operations primarily through the sale of redeemable convertible preferred stock and cash flows from operations. At December 31, 2009, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $130.2 million.

Cash Flows From Operating Activities

Net cash provided by operating activities was $24.3 million, $10.1 million, and $3.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Net cash inflows from operating activities during the year ended December 31, 2009 were mainly due to $8.8 million of net income for the period, non-cash operating expenses, including $3.2 million for depreciation and amortization and $2.9 million for stock compensation, as well as a $2.8 million increase in current liabilities, a $5.7 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth, a $0.5 million increase in other long-term liabilities and a $0.4 million decrease in accounts receivable. These were offset by a $0.2 million increase in prepaid expenses and other current assets.

Net cash inflows from operating activities during the year ended December 31, 2008 resulted from a $12.3 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth as well as an increase in current liabilities. These increases and increases in non-cash operating expenses, including $2.4 million for depreciation and amortization and $2.8 million for stock compensation, offset a $5.4 million operating loss for the period, a $1.5 million increase in accounts receivable and a $1.0 million increase in prepaid expenses and other current assets.

Net cash inflows from operating activities during 2007 resulted from increases in subscription sales orders and increases in current liabilities. Increases in these items and increases in non-cash operating expenses such as depreciation, amortization and stock compensation offset a net loss for the period of $9.1 million, including legal settlements paid of $1.9 million, and an increase in accounts receivable. The majority of our revenue was derived from annual subscriptions paid at the beginning of the subscription period, which resulted in an increase in deferred revenue of $8.8 million. Accounts receivable increased $1.9 million associated with increases in subscription orders and customer growth. Depreciation and amortization was $1.7 million, an increase of $0.9 million over 2006, due mainly to increased depreciation from purchases of computer equipment associated with expanding our data center and increased amortization costs associated with the intangible assets acquired as part of our acquisition of Applied Networking, Inc. Current liabilities increased due mainly to increased operating costs of our business in 2007 from 2006.

Cash Flows From Investing Activities

Net cash used in investing activities was $33.2 million, $3.8 million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Net cash used in investing activities during the year ended December 31, 2009 consisted primarily of net cash paid to purchase marketable securities and property and equipment. Purchases of equipment resulted from the expansion of our data centers as well as our new office space in Budapest, Hungary. The purchase of marketable securities and property and equipment were offset by a reduction in restricted cash.

Net cash used in investing activities during the years ended December 31, 2008 and 2007 consisted primarily of the purchase of equipment related to the expansion of our data centers. Net cash used in investing activities during the year ended December 31, 2008 was also due to the purchase of equipment related to the increase in the number of our employees in connection with the expansion of our office and related infrastructure, as well as two certificate of deposits that serve as a security deposit for corporate credit cards and a security deposit related to a new lease agreement for office space in Budapest, Hungary.

Our capital expenditures totaled $3.4 million, $3.3 million and $1.7 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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

Cash Flows From Financing Activities

Net cash flows provided by financing activities were $86.2 million for the year ended December 31, 2009 and were mainly the result of net proceeds received related to our IPO and secondary public offering and proceeds received from the issuance of common stock upon the exercise of stock options.

Net cash flows used in financing activities were $2.1 million for the year ended December 31, 2008 and were mainly associated with the final payment of $1.3 million associated with a note payable related to our acquisition of Applied Networking, Inc. and the payment of approximately $1.0 million associated with fees related to our IPO partially offset by proceeds received from the issuance of common stock upon the exercise of stock options.

Net cash flows from financing activities for 2007 were mainly associated with the issuance of 2,222,223 shares of our series B-1 redeemable convertible preferred stock in December 2007 for an aggregate purchase price of $10.0 million and $0.5 million from the issuance of common stock as a result of common stock option exercises. These increases were offset by the payment of $1.3 million associated with a note payable related to our acquisition of Applied Networking, Inc. and the payment of approximately $0.3 million associated with fees related to our IPO.

On July 7, 2009, we closed our IPO raising net proceeds of approximately $82.9 million after deducting underwriting discounts and commissions and offering costs. On December 16, 2009, we closed our secondary public offering raising net proceeds of approximately $1.2 million after deducting underwriting discounts and commissions and offering costs. While we believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, we may elect to raise additional capital through the sale of additional equity or debt securities or obtain a credit facility to develop or enhance our services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If we elect, additional financing may not be available in amounts or on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2009 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$7,525,000	$2,123,000	$4,216,000	$1,186,000	$—
Hosting service agreements	$718,000	$718,000	—	—	—

Total	$8,243,000	$2,841,000	$4,216,000	$1,186,000	$—

The commitments under our operating leases shown above consist primarily of lease payments for our Woburn, Massachusetts corporate headquarters, our international sales and marketing offices located in Amsterdam, The Netherlands, Sydney, Australia and London, England and our research and development offices in Budapest and Szeged Hungary, and contractual obligations related to our data centers.

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

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Foreign Currency Exchange Risk.  Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a result of the majority of our research and development expenditures being made from our Hungarian research and development facilities, and in our international sales and marketing offices in Amsterdam, The Netherlands and Sydney, Australia. In the year ended December 31, 2009, approximately 17%, 13% and 2% of our operating expenses occurred in our operations in Hungary, Amsterdam and Sydney, respectively. In the year ended December 31, 2008, approximately 17% and 10% of our operating expenses occurred in our operations in Hungary and Amsterdam, respectively. Additionally, more than 40% of our sales outside the United States are denominated in local currencies and, thus, also subject to fluctuations due to changes in foreign currency exchange rates. To date, changes in foreign currency exchange rates have not had a material impact on our operations, and a future change of 20% or less in foreign currency exchange rates would not materially affect our operations. At this time we do not, but may in the future, enter into any foreign currency hedging programs or instruments that would hedge or help offset such foreign currency exchange rate risk.

Interest Rate Sensitivity.  Interest income is sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our cash and cash equivalents and short-term marketable securities, which are primarily consisted of cash, money market instruments, government securities, corporate and agency bonds and commercial paper, we believe there is no material risk of exposure to changes in the fair value of our cash and cash equivalents and marketable securities as a result of changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LogMeIn, Inc.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
LogMeIn, Inc.
Woburn, Massachusetts

We have audited the accompanying consolidated balance sheets of LogMeIn, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2009, and the related consolidated statements of operations, redeemable convertible preferred stock, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LogMeIn, Inc. and subsidiaries as of December 31, 2008 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
February 26, 2010

LogMeIn, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2008	2009

ASSETS
Current assets:
Cash and cash equivalents	$22,912,981	$100,290,001
Marketable securities	—	29,956,204
Accounts receivable (net of allowance for doubtful accounts of approximately $69,000 and $83,000 as of December 31, 2008 and December 31, 2009, respectively)	4,700,616	4,149,645
Prepaid expenses and other current assets (including $149,578 and $101,284 of non-trade receivable due from related party at December 31, 2008 and December 31, 2009, respectively)	1,665,305	1,834,244

Total current assets	29,278,902	136,230,094
Property and equipment, net	4,000,497	4,859,139
Restricted cash	592,038	373,184
Acquired intangibles, net	1,493,850	750,915
Goodwill	615,299	615,299
Deferred offering costs	1,412,009	—
Other assets	22,359	29,918

Total assets	$37,414,954	$142,858,549

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,504,448	$2,328,223
Accrued liabilities	5,197,843	7,323,176
Deferred revenue, current portion	25,257,316	32,190,539

Total current liabilities	31,959,607	41,841,938
Deferred revenue, net of current portion	3,101,095	1,912,329
Other long-term liabilities	130,358	594,931

Total liabilities	35,191,060	44,349,198

Commitments and contingencies (Note 11)
Redeemable convertible preferred stock, par value $0.01 per share; 30,901,343 and 5,000,000 shares authorized at December 31, 2008 and December 31, 2009;
Series A — designated, issued, and outstanding 17,010,413 and 0 shares at December 31, 2008 and December 31, 2009	12,500,967	—
Series B — designated 11,668,707 and 0 shares; issued and outstanding 11,668,703 and 0 shares at December 31, 2008 and December 31, 2009	11,628,984	—
Series B-1 — designated, issued, and outstanding 2,222,223 and 0 shares at December 31, 2008 and December 31, 2009	10,713,318	—

Total redeemable convertible preferred stock	34,843,269	—

Stockholders’ equity (deficit):
Common stock, $0.01 par value — 20,022,752 and 75,000,000 shares authorized as of December 31, 2008 and December 31, 2009, respectively; 3,980,278 and 22,448,808 shares outstanding as of December 31, 2008 and December 31, 2009, respectively	39,803	224,488
Additional paid-in capital	311,048	122,465,372
Accumulated deficit	(32,980,213)	(24,182,960)
Accumulated other comprehensive income	9,987	2,451

Total stockholders’ equity (deficit)	(32,619,375)	98,509,351

Total liabilities, redeemable convertible preferred stock and stockholders’ equity (deficit)	$37,414,954	$142,858,549

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2007	2008	2009

Revenue (including $3,036,000 and $6,007,000 from a related party during the years ended December 31, 2008 and 2009, respectively)	$26,998,592	$51,723,453	$74,408,660
Cost of revenue	3,925,311	5,970,260	7,508,376

Gross profit	23,073,281	45,753,193	66,900,284

Operating expenses
Research and development	6,661,336	11,996,947	13,148,986
Sales and marketing	19,488,123	31,631,080	35,820,996
General and administrative	3,610,850	6,583,317	8,297,399
Legal settlements	2,225,000	600,000	—
Amortization of acquired intangibles	327,715	327,715	327,716

Total operating expenses	32,313,024	51,139,059	57,595,097

Income (loss) from operations	(9,239,743)	(5,385,866)	9,305,187
Interest income	425,284	276,439	129,485
Interest expense	(164,495)	(60,094)	(1,766)
Other expense	(25,273)	(110,519)	(294,116)

Income (loss) before income taxes	(9,004,227)	(5,280,040)	9,138,790
Provision for income taxes	(50,257)	(122,005)	(341,537)

Net income (loss)	(9,054,484)	(5,402,045)	8,797,253

Accretion of redeemable convertible preferred stock	(1,919,366)	(2,348,229)	(1,311,225)

Net income (loss) attributable to common stockholders	$(10,973,850)	$(7,750,274)	$7,486,028

Net income (loss) attributable to common stockholders per share:
Basic	$(2.98)	$(1.97)	$0.39
Diluted	$(2.98)	$(1.97)	$0.37
Weighted average shares outstanding:
Basic	3,685,656	3,933,446	12,989,943
Diluted	3,685,656	3,933,446	14,835,314

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock, Stockholders’ Equity (Deficit) and Comprehensive Income (Loss)

	Series A Redeemable		Series B Redeemable		Series B-1 Redeemable		Total Redeemable
	Convertible		Convertible		Convertible		Convertible			Common Stock			Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock				Additional		Other	Total	Comprehensive
	Number of		Number of		Number of		Number of		Number of		Paid-In	Accumulated	Comprehensive	Stockholders’	Income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Deficit	(Loss)
Balance at January 1, 2007	17,010,413	$10,444,273	11,668,703	$10,151,325	—	$—	28,679,116	$20,595,598	3,452,786	$34,528	$51,792	$(17,656,906)	$16,145	$(17,554,441)
Issuance of common stock upon option exercises	—	—	—	—	—	—	—	—	439,192	4,392	544,608	—	—	549,000
Sale of Series B-1 Redeemable Convertible Preferred Stock , net of issuance costs of $19,928	—	—	—	—	2,222,223	9,980,076	2,222,223	9,980,076	—	—	—	—	—	—
Accretion of Redeemable Convertible Preferred Stock to redemption value	—	1,146,025	—	763,455	—	9,886	—	1,919,366	—	—	(1,052,588)	(866,778)	—	(1,919,366)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	514,568	—	—	514,568
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	(9,054,484)	—	(9,054,484)	$(9,054,484)
Cumulative translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	34,088	34,088	34,088

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$(9,020,396)

Balance at December 31, 2007	17,010,413	11,590,298	11,668,703	10,914,780	2,222,223	9,989,962	30,901,339	32,495,040	3,891,978	38,920	58,380	(27,578,168)	50,233	(27,430,635)
Issuance of common stock upon option exercises	—	—	—	—	—	—	—	—	88,300	883	109,492	—	—	110,375
Accretion of Redeemable Convertible Preferred Stock to redemption value	—	910,669	—	714,204	—	723,356	—	2,348,229	—	—	(2,348,229)	—	—	(2,348,229)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,491,405	—	—	2,491,405
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,402,045)	—	(5,402,045)	$(5,402,045)
Cumulative translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	(40,246)	(40,246)	(40,246)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$(5,442,291)

Balance at December 31, 2008	17,010,413	12,500,967	11,668,703	11,628,984	2,222,223	10,713,318	30,901,339	34,843,269	3,980,278	39,803	311,048	(32,980,213)	9,987	(32,619,375)
Issuance of common stock upon option exercises	—	—	—	—	—	—	—	—	258,229	2,582	514,027	—	—	516,609
Issuance of common stock in connection with initial public offering, net of issuance costs of $2,672,414	—	—	—	—	—	—	—	—	5,750,000	57,500	82,830,086	—	—	82,887,586
Issuance of common stock in connection with secondary public offering, net of issuance costs of $508,314	—	—	—	—	—	—	—	—	99,778	998	1,235,057	—	—	1,236,055
Accretion of Redeemable Convertible Preferred Stock to redemption value	—	509,072	—	399,206	—	402,947	—	1,311,225	—	—	(1,311,225)	—	—	(1,311,225)
Conversion of redeemable convertible preferred stock to common stock upon close of initial public offering	(17,010,413)	(13,010,039)	(11,668,703)	(12,028,190)	(2,222,223)	(11,116,265)	(30,901,339)	(36,154,494)	12,360,523	123,605	36,030,889	—	—	36,154,494
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,855,490	—	—	2,855,490
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	8,797,253	—	8,797,253	$8,797,253
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—	—	—	—	—	(53,691)	(53,691)	$(53,691)
Cumulative translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	46,155	46,155	46,155

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$8,789,717

Balance at December 31, 2009	—	$—	—	$—	—	$—	—	$—	22,448,808	$224,488	$122,465,372	$(24,182,960)	$2,451	98,509,351

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2008	2009

Cash flows from operating activities
Net income (loss)	$(9,054,484)	$(5,402,045)	$8,797,253
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,704,355	2,403,057	3,201,029
Amortization of premiums on investments	—	—	931
Provision for bad debts	47,000	79,000	115,000
Deferred income tax expense	24,629	16,669	14,696
Stock-based compensation	514,568	2,748,925	2,921,612
Loss on disposal of equipment	—	—	998
Discount on note payable	161,238	57,679	—
Changes in assets and liabilities:
Accounts receivable	(1,947,819)	(1,541,298)	435,971
Prepaid expenses and other current assets	(286,704)	(1,027,534)	(168,939)
Other assets	—	(22,359)	(7,559)
Accounts payable	1,976,208	(1,254,196)	729,687
Accrued liabilities	1,467,469	1,734,656	2,104,029
Deferred revenue	8,815,678	12,254,417	5,744,457
Other long-term liabilities	(44,133)	83,959	449,877

Net cash provided by operating activities	3,378,005	10,130,930	24,339,042

Cash flows from investing activities
Purchases of marketable securities	—	—	(30,010,825)
Purchases of property and equipment	(1,671,633)	(3,313,004)	(3,373,180)
(Increase) decrease in restricted cash	(23,737)	(461,959)	218,854

Net cash used in investing activities	(1,695,370)	(3,774,963)	(33,165,151)

Cash flows from financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of issuance costs of $1,397,000	—	—	84,162,339
Proceeds from issuance of common stock in connection with secondary public offering, net of issuance costs of $266,000	—	—	1,478,027
Payments of issuance costs for proposed initial public offering of common stock	(314,400)	(961,864)	—
Proceeds from sale of redeemable convertible preferred stock and warrant — net of issuance costs of $19,928	9,980,076	—	—
Proceeds from issuance of common stock upon option exercises	549,000	110,375	516,609
Payments on note payable	(1,250,000)	(1,250,000)	—

Net cash provided by (used in) financing activities	8,964,676	(2,101,489)	86,156,975

Effect of exchange rate changes on cash and cash equivalents and restricted cash	46,590	(17,918)	46,154

Net increase in cash and cash equivalents	10,693,901	4,236,560	77,377,020
Cash and cash equivalents, beginning of year	7,982,520	18,676,421	22,912,981

Cash and cash equivalents, end of year	$18,676,421	$22,912,981	$100,290,001

Supplemental disclosure of cash flow information
Cash paid for interest	$109,092	$205,123	$1,768
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$290,616	$219,084	$163,639
Accretion of redeemable convertible preferred stock	$1,919,366	$2,348,229	$1,311,225
Deferred stock offering costs included in accounts payable and accrued liabilities	$148,781	$135,745	$241,972
Conversion of redeemable preferred stock to common stock	—	—	36,154,494

See notes to consolidated financial statements.

LogMeIn, Inc.

Notes to Consolidated Financial Statements

1.	Nature of the Business

LogMeIn, Inc. (the “Company”) develops and markets a suite of remote access and support solutions that provide instant, secure connections between internet enabled devices. The Company’s product line includes Gravitytm, LogMeIn® Free ®, LogMeIn®Pro2®, LogMeIn® Central tm, LogMeIn® Rescue®, LogMeIn® Rescue+Mobiletm, LogMeIn® Backuptm, LogMeIn® Ignitiontm, LogMeIn® Hamachitm, and RemotelyAnywhere®. The Company is based in Woburn, Massachusetts with wholly-owned subsidiaries in Budapest, Hungary, Amsterdam, The Netherlands, Sydney, Australia, and London, England.

2.	Summary of Significant Accounting Polices

Principles of Consolidation — The accompanying consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company has prepared the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. By their nature, estimates are subject to an inherent degree of uncertainty. Actual results could differ from those estimates.

Stock Split — On June 25, 2009, the Company effected a 1-for-2.5 reverse stock split of its common stock. All common shares and per common share information referenced throughout the accompanying consolidated financial statements have been retroactively adjusted to reflect the reverse stock split.

Cash Equivalents — Cash equivalents consist of highly liquid investments with an original or remaining maturity of less than three months at the date of purchase. Cash equivalents consist of investments in money market funds which primarily invest in U.S. Treasury obligations. Cash equivalents are stated at cost, which approximates fair value.

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2009, marketable securities consisted of U.S. government agency securities that mature within one and one half years and have an aggregate amortized cost of $30,009,895 and an aggregate fair value of $29,956,204 including $0 unrealized gains and $53,691 of unrealized losses.

Restricted Cash — As of December 31, 2008 and 2009, the Company had a certificate of deposit in the amount of $229,353 and $5,118, respectively, serving as security for a corporate credit card. In addition, the Company had a letter of credit of $125,000 at December 31, 2008 and 2009 from a bank. The letter of credit was issued in lieu of a security deposit on its Woburn, Massachusetts office lease. The letter of credit is secured by a certificate of deposit in the same amount which is held at the same financial institution. In November 2008, the Company entered into a new agreement to lease office space in Budapest, Hungary which required the Company to establish a security deposit with a bank in the amount of 46,122,562 HUF (which totaled $237,685 and $243,066 at December 31, 2008 and 2009, respectively). Such amounts are classified as long-term restricted cash in the accompanying consolidated balance sheets.

Accounts Receivable — The Company reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Estimates are used to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value. The estimates are based on an analysis of past due receivables and historical bad debt trends. After the Company has exhausted all collection efforts, the outstanding receivable is written off against the allowance.

Activity in the allowance for doubtful accounts was as follows:

	December 31,
	2007	2008	2009

Balance, beginning	$52,183	$55,316	$69,266
Provision for bad debt	47,000	79,000	115,000
Uncollectible accounts written off	43,867	65,050	101,150

Balance, ending	$55,316	$69,266	$83,116

Property and Equipment — Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is reflected in the consolidated statements of operations. Expenditures for maintenance and repairs are charged to expense as incurred.

Estimated useful lives of assets are as follows:

Computer equipment and software	2 — 3 years
Office equipment	3 years
Furniture and fixtures	5 years
Leasehold Improvements	Shorter of lease term or estimated useful life

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible assets acquired related to the Applied Networking acquisition in July 2006. The Company does not amortize goodwill, but performs an annual impairment test of goodwill on the last day of its fiscal year and whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. Through December 31, 2009, no impairments have occurred.

Deferred Offering Costs  — The Company filed its initial Form S-1 with the Securities and Exchange Commission on January 11, 2008 and closed its initial public offering (“IPO”) on July 7, 2009. The Company filed its initial form S-1 associated with its secondary public offering (“Secondary”) on November 6, 2009 and closed its Secondary offering on December 16, 2009. The costs directly associated with the Company’s IPO and Secondary offering were deferred as incurred, and upon the close of each offering, the costs were recorded as a reduction of the proceeds received in arriving at the amount to be recorded in stockholders’ equity.

Long-Lived Assets and Intangible Assets — The Company records acquired intangible assets at their respective estimated fair values at the date of acquisition. Acquired intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from four to five years.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through December 31, 2009, no impairments have occurred.

Revenue Recognition — The Company derives revenue primarily from subscription fees related to its LogMeIn premium services and from the licensing of its RemotelyAnywhere software and related maintenance.

Revenue from the Company’s LogMeIn premium services is recognized on a daily basis over the subscription term as the services are delivered, provided that there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured. Subscription periods range from monthly to four years, but are generally one year in duration. The Company’s software cannot be run on another entity’s hardware nor do customers have the right to take possession of the software and use it on their own or another entity’s hardware.

The Company recognizes revenue from the bundled delivery of its RemotelyAnywhere software product and related maintenance ratably, on a daily basis, over the term of the maintenance contract, generally one year, when there is persuasive evidence of an arrangement, the product has been provided to the customer, the collection of the fee is probable, and the amount of fees to be paid by the customer is fixed or determinable. The Company currently does not have vendor-specific objective evidence for the fair value of its maintenance arrangements and therefore the license and maintenance are bundled together. The Company recognizes revenue from the sale of its Ignition for iPhone software product which is sold as a perpetual license and is recognized when there is persuasive evidence of an arrangement, the product has been provided to the customer, the collection of the fee is probable, and the amount of fees to be paid by the customer is fixed or determinable.

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

Deferred Revenue — Deferred revenue primarily consists of billings and payments received in advance of revenue recognition. The Company primarily bills and collects payments from customers for products and services in advance on a monthly and annual basis. Deferred revenue to be recognized in the next twelve months is included in current deferred revenue, and the remaining amounts are included in long-term deferred revenue in the consolidated balance sheets.

Concentrations of Credit Risk and Significant Customers — The Company’s principal credit risk relates to its cash, cash equivalents, short term marketable securities, restricted cash, and accounts receivable. Cash, cash equivalents, and restricted cash are deposited primarily with financial institutions that management believes to be of high-credit quality and custody of its marketable securities is with an accredited financial institution. To manage accounts receivable credit risk, the Company regularly evaluates the creditworthiness of its customers and maintains allowances for potential credit losses. To date, losses resulting from uncollected receivables have not exceeded management’s expectations.

As of December 31, 2008 and 2009, there were no customers that represented 10% or more of accounts receivable. There were no customers that represented 10% or more of revenue for the years ended December 31, 2007, 2008, or 2009.

Research and Development — Research and development expenditures are expensed as incurred.

In June 2009, the Company received approval of a grant from the Hungarian government which reimburses it for a portion of its Hungarian research and development related costs for a four year period, beginning in September 2008. These reimbursements are recorded as a reduction of research and development expense and totalled approximately $200,000 in the year ended December 31, 2009.

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

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders’ equity (deficit). Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency losses of $110,519 and $17,795 for the year ended December 31, 2008 and 2009. Foreign currency gains and losses were insignificant for the year ended December 31, 2007.

Stock-Based Compensation — Stock-based compensation is measured based upon the grant date fair value and recognized as an expense on a straight line basis in the financial statements over the vesting period of the award for those awards expected to vest. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of stock awards. The Company uses the with-or-without method to determine when it will realize excess tax benefits from stock based compensation. Under this method, the Company will realize these excess tax benefits only after it realizes the tax benefits of net operating losses from operations.

Income Taxes — Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, the Company has provided a full valuation allowance against our deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs the positive evidence of its 2009 pre-tax profit and forecasted future results. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence and it will adjust the valuation allowance as sufficient objective positive evidence becomes available. The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through December 31, 2009, the Company has not identified any material uncertain tax positions for which liabilities would be required.

Advertising Costs — The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2007, 2008 and 2009, was approximately $9,101,000, $11,688,000 and $11,717,000 respectively, which consisted primarily of online paid searches, banner advertising, and other online marketing and is included in sales and marketing expense in the accompanying consolidated statements of operations.

Comprehensive Income (Loss) — Comprehensive income (loss) is the change in stockholders’ equity (deficit) during a period relating to transactions and other events and circumstances from non-owner sources and currently consists of net income (loss), foreign currency translation adjustments, and unrealized gains and losses on available-for-sale securities.

Fair Value of Financial Instruments — The carrying value of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivable, and accounts payable, approximate their fair values due to their short maturities.

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

Net Income (Loss) Attributable to Common Stockholders Per Share — The Company uses the two-class method to compute net income (loss) per share because the Company had previously issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the company. The two class method requires earnings available to common stockholders for the period, after an allocation of earnings to participating securities, to be allocated between common and participating securities based upon their respective rights to receive distributed and undistributed earnings. The Company’s convertible preferred stock was a participating security as it shared in any dividends paid to common stockholders. Such participating securities were automatically converted to common stock upon the Company’s IPO in July 2009. Basic net income (loss) attributable to common stockholders per share is computed after allocation of earnings to the convertible preferred stock (losses are not allocated) by using the weighted average number common shares outstanding for the period.

For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since the Company’s convertible preferred stock does not participate in losses.

The following potential common shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because they had an antidilutive impact:

	Years Ended December 31,
	2007	2008	2009

Options to purchase common stock	3,046,000	3,209,650	116,900
Conversion of redeemable convertible preferred stock	12,360,523	12,360,523	12,360,523	(1)

Total options and conversion of redeemable convertible preferred stock	15,406,523	15,570,173	12,477,423

(1)	The redeemable convertible preferred stock was considered antidilutive for the period prior to the Company’s IPO on July 7, 2009. Subsequent to the conversion it is included in common stock.

Year Ended
December 31, 2009

Basic:
Net income	$8,797,253
Accretion of redeemable convertible preferred stock	(1,311,225)
Net income allocated to redeemable convertible preferred stock	(2,466,543)

Net income, attributable to common stock	$5,019,485

Weighted average common shares outstanding, basic	12,949,272

Net income attributable to common stockholders, basic	$0.39

Diluted:
Net income available to common stockholders	$7,486,028
Accretion of redeemable convertible preferred stock	908,278

Net income, attributable to dilutive securities	$8,394,306

Weighted average common shares outstanding	20,711,725
Add: Options to purchase common shares	1,845,371

Weighted average common shares outstanding, diluted	22,557,096

Net income attributable to common stockholders, diluted	$0.37

Net income for the year ended December 31, 2009 was allocated between the periods during which two classes of equity securities were outstanding and the period during which only a single class of equity securities was outstanding based on the respective number of days in each such period. The preferred stock converted into common stock upon the Company’s IPO in July 2009.

Guarantees and Indemnification Obligations — As permitted under Delaware law, the Company has agreements whereby the Company indemnifies certain of its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. As permitted under Delaware law, the Company also has similar indemnification obligations under its certificate of incorporation and by-laws. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has director’s and officer’s insurance coverage that the Company believes limits its exposure and enables it to recover a portion of any future amounts paid.

The Company’s agreements with customers generally require the Company to indemnify the customer against claims in which the Company’s products infringe third-party patents, copyrights, or trademarks and indemnify against product liability matters. The term of these indemnification agreements is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited.

Through December 31, 2009, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding. The Company does not expect significant claims related to these indemnification obligations and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

Subsequent Events — The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence related to certain estimates or to identify matters that require additional disclosure. Subsequent events have been evaluated through February 26, 2010.

3.	Fair Value of Financial Instruments

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

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value:

	Basis of Fair Value Measurements
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Items	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Balance at December 31, 2008
Cash equivalents — money market funds	$19,322,320	$19,322,320	$—	$—
Balance at December 31, 2009
Cash equivalents — money market funds	$77,947,705	$77,947,705	$—	$—
Cash equivalents — bank deposits	$5,003,453	$—	$5,003,453	$—
Marketable securities — U.S. government agency securities	$29,956,204	$29,956,204	$—	$—

4.	Intangible Assets

Acquired intangible assets consist of the following:

		December 31, 2008			December 31, 2009
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Identifiable intangible assets:
Trademark	5 years	$635,506	$(308,902)	$326,604	$635,506	$(436,004)	$199,502
Customer base	5 years	1,003,068	(487,564)	515,504	1,003,068	(688,178)	314,890
Software	4 years	298,977	(181,656)	117,321	298,977	(256,400)	42,577
Technology	4 years	1,361,900	(827,479)	534,421	1,361,900	(1,167,954)	193,946

		$3,299,451	$(1,805,601)	$1,493,850	$3,299,451	$(2,548,536)	$750,915

The Company is amortizing the acquired intangible assets on a straight-line basis over the estimated useful lives noted above. Amortization expense for intangible assets was $742,934 for the years ended December 31, 2007, 2008 and 2009. Amortization relating to software and technology is recorded within cost of revenues and the amortization of trademark and the customer base is recorded within operating expenses. Future estimated amortization expense for intangible assets is as follows at December 31, 2009:

Amortization Expense (Years Ending December 31)	Amount

2010	$564,238
2011	$186,677

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2008	2009

Computer equipment and software	$5,629,204	$7,493,322
Office equipment	502,806	1,052,524
Furniture & fixtures	822,225	962,978
Leasehold improvements	204,881	904,184
Construction in progress	94,780	—

Total property and equipment	7,253,896	10,413,008
Less accumulated depreciation and amortization	(3,253,399)	(5,553,869)

Property and equipment, net	$4,000,497	$4,859,139

Construction in progress consisted principally of leasehold improvements and other related costs associated with the Company’s new office in Budapest, Hungary. The Company occupied the office in August 2009.

Depreciation expense for property and equipment was $961,421, $1,660,123, $2,458,095 the years ended December 31, 2007, 2008 and 2009.

6.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2008	2009

Marketing programs	$855,038	$1,242,250
Payroll and payroll related	2,346,304	3,185,126
Professional fees	214,422	450,788
Other accrued expenses	1,782,079	2,445,012

Total accrued expenses	$5,197,843	$7,323,176

7.	Income Taxes

The domestic and foreign components of income (loss) before provision for income taxes are as follows:

	Years Ended December 31,
	2007	2008	2009

Domestic	$(9,136,869)	$(5,900,148)	$6,875,833
Foreign	132,642	620,108	2,262,957

Total income (loss)	$(9,004,227)	$(5,280,040)	$9,138,790

The provision for income taxes is as follows:

	Years Ended December 31,
	2007	2008	2009

Current
Federal	$—	$—	$163,444
State	5,853	19,489	90,789
Foreign	19,775	85,848	72,608

Total	25,628	105,337	326,841

Deferred
Federal	20,771	14,096	13,947
State	3,858	2,572	749
Foreign	—	—	—

Total	24,629	16,668	14,696

Total provision for income taxes	$50,257	$122,005	$341,537

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	For the Years Ended
	December 31,
	2007	2008	2009

Statutory tax rate	34.0%	34.0%	34.0%
Change in valuation allowance	(31.9)%	(17.4)%	(27.3)%
Impact of permanent differences	(1.1)%	(10.7)%	5.9%
Foreign tax rate differential	0.4%	1.6%	(7.6)%
Research and development credits	(0.8)%	(5.2)%	(3.1)%
Federal Alternative Minimum Tax	—	—	1.8%

Effective tax rate	0.6%	2.3%	3.7%

The Company has deferred tax assets related to temporary differences and operating loss carryforwards as follows:

	December 31,
	2008	2009

Deferred tax assets:
Net operating loss carryforwards	$7,678,000	$5,163,000
Deferred revenue	1,801,000	1,464,000
Amortization	506,000	694,000
Depreciation	36,000	—
Research and development credit carryforwards	384,000	664,000
Bad debt reserves	28,000	32,000
Stock compensation associated with non-qualified awards	599,000	1,130,000
Other	550,000	1,898,000

Total deferred tax assets	11,582,000	11,045,000
Deferred tax asset valuation allowance	(11,582,000)	(10,606,000)

Net deferred tax assets	—	439,000

Deferred tax liabilities:
Depreciation	—	(439,000)
Goodwill amortization	(42,000)	(56,000)

Total deferred tax liabilities	(42,000)	(495,000)

Total	$(42,000)	$(56,000)

The Company recorded a deferred income tax provision of approximately $17,000 and $14,000 for the years ended December 31, 2008 and 2009, respectively, related to the different book and tax treatment for goodwill. For tax purposes, goodwill is subject to annual amortization, while goodwill is not amortized for book purposes. The deferred tax liability of approximately $42,000 and $56,000 at December 31, 2008 and 2009 is included in the Company’s consolidated balance sheets within other long-term liabilities.

The Company has provided a valuation allowance for the full amount of its deferred tax assets at December 31, 2008 and 2009, as it is not more than likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized. The increase in the valuation allowance for the years ended December 31, 2007 and 2008 was $3,672,000 and $1,942,000, respectively. The decrease in the valuation allowance was $976,000 for the year ended December 31, 2009.

As of December 31, 2009, the Company had domestic federal and state net operating loss carryforwards of approximately $12,133,000 and $13,793,000, respectively, which expire at varying dates through 2029 for federal purposes and through 2014 for state income tax purposes. These net operating loss carryforwards include approximately $2,100,000 related to operating loss carryforwards resulting from share based awards, the tax benefit of which, when recognized, will be accounted for as a credit to additional paid-in capital rather than a reduction of income tax. The Company also has federal and state research and development credit carryforwards of approximately $384,000 and $664,000, at December 31, 2008 and 2009, respectively, which are available to offset future federal and state taxes and expire through 2029.

The Company generally considers all earnings generated outside of the U.S. to be permanently reinvested offshore. Therefore, the Company does not accrue U.S. tax for the repatriation of the foreign earnings it considers to be permanently reinvested outside the U.S.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. The Company has no amount recorded for any unrecognized tax benefits as December 31, 2007, 2008 or 2009. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the years ended 2007, 2008 and 2009, the Company did not recognize any interest or penalties in its statements of operations and there are no accruals for interest or penalties at December 31, 2008 and 2009.

The Company has performed an analysis of its ownership changes as defined by Section 382 of the Internal Revenue Code and has determined that an ownership change as defined by Section 382 occurred in October 2004 resulting in approximately $219,000 of NOLs being subject to limitation as of December 31, 2008. As of December 31, 2009, all NOL’s generated by the Company, including those subject to limitation, are available for utilization given the Company’s large annual limitation amount. Subsequent ownership changes as defined by Section 382 could potentially limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

8.	Common Stock, Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

Authorized Shares — On June 9, 2009, the Company’s Board of Directors approved a Restated Certificate of Incorporation to be effective upon the closing of the Company’s IPO. This Restated Certificate of Incorporation, among other things, increased the Company’s authorized common shares to 75,000,000 and authorized 5,000,000 shares of undesignated preferred stock.

Common Stock Reserved — As of December 31, 2008 and 2009, the Company has reserved the following number of shares of common stock for the potential conversion of Preferred Stock and the exercise of stock options:

	Number of Shares as of
	December 31,	December 31,
	2008	2009

Conversion of Series A Preferred Stock	6,804,160	—
Conversion of Series B Preferred Stock	4,667,474	—
Conversion of Series B-1 Preferred Stock	888,889	—
Common stock options	3,281,932	3,823,703

Total reserved	15,642,455	3,823,703

Public Offerings — On July 7, 2009, the Company closed its IPO of 7,666,667 shares of common stock at an offering price of $16.00 per share, of which 5,750,000 shares were sold by the Company and 1,916,667 shares were sold by selling stockholders, resulting in net proceeds to the Company of approximately $83,000,000, after deducting underwriting discounts and offering costs.

On December 16, 2009, the Company closed its Secondary offering of 3,226,831 shares of common stock at an offering price of $18.50 per share, of which 99,778 shares were sold by the Company and 3,127,053 shares were sold by selling stockholders, resulting in net proceeds to the Company of $1,236,055, after deducting underwriting discounts and offering costs.

At the closing of the Company’s IPO, all outstanding shares of redeemable convertible preferred stock were automatically converted into 12,360,523 shares of common stock.

Redeemable Convertible Preferred Stock — Summary information regarding the Series A, B, and B-1 Preferred Stock (collectively the “Preferred Stock”) prior to their conversion to common stock is presented below.

Dividends — The holders of Series A, B and B-1 Preferred were entitled to cumulative dividends at the annual rate, without compounding, of $0.0464, $0.0652 and $0.36 per share, respectively, from the date of issuance of the applicable share of Preferred Stock. Dividends accrued, whether or not declared and were cumulative and were payable upon redemption. No dividends were declared through July 7, 2009, the closing date of the Company’s IPO.

Liquidation — Upon the liquidation, dissolution or winding-up of the Company (including any deemed liquidation events, as defined in the Company’s certificate of incorporation, as amended), each holder of Series A, B and B-1 Preferred Stock was entitled to receive a payment equal to $0.5795, $0.8150 and $4.50 per share, respectively, plus any declared but unpaid dividends.

Voting — The holders of Preferred Stock were entitled to the number of votes equal to the number of shares of common stock into which the shares of Preferred Stock held by each holder were then convertible.

Conversion — Each share of Preferred Stock was convertible at any time at the option of the holder. The conversion price was initially be $0.5795 per share for the Series A Preferred Stock, $0.8150 per share for the Series B Preferred Stock, and $4.50 per share for the Series B-1 Preferred Stock, as would have been adjusted for certain defined events. Conversion to common stock was mandatory upon the earlier of (i) the closing of the sale of shares of common stock to the public at a price (the “Price to Public”) of at least $4.075 per share, subject to certain adjustments, in a firm-commitment underwritten public offering pursuant to an effective registration statement under the Securities Act of 1933, as amended, resulting in at least $50 million of gross proceeds to the Company (a “Qualified IPO”) or (ii) a date specified by vote or written consent of the holders of at least (A) 60% of the voting power of the then outstanding shares of Preferred Stock; (B) a majority of the Series B Preferred Stock and (C) a majority of the Series B-1 Preferred Stock.

Redemption — The Preferred Stock was redeemable by the Company, at the request of holders of at least 60% of the outstanding shares of Preferred Stock, on or after December 26, 2011, at a per share price of

$0.5795 for the Series A Preferred Stock, $0.8150 for the Series B Preferred Stock and $4.50 for the Series B-1 Preferred Stock, subject to certain adjustments plus any accrued and unpaid dividends, whether or not declared. The Preferred Stock was redeemable in three annual installments commencing 60 days from the redemption date. The Company was accreting the Preferred Stock to its redemption value over the period from issuance to December 26, 2011, such that the carrying amounts of the securities would equal the redemption amounts at the earliest redemption date. The Company recorded dividends and related accretion of issuance costs using the effective interest method through a charge to stockholders’ deficit of $1,919,366, $2,348,229 and $1,311,225 for the years ended December 31, 2007, 2008 and 2009, respectively.

Investor Rights — The holders of Preferred Stock have certain rights to register shares of common stock received upon conversion of such instruments under the Securities Act of 1933 pursuant to an investor rights agreement. These holders are entitled, if the Company registered common stock, to include their shares of common stock in such registration; however, the number of shares which could be registered thereby is subject to limitation by the underwriters. The investors are also entitled to unlimited piggyback registration rights of registrations of the Company, subject to certain limitations. The Company is responsible for all fees, costs and expenses of these registrations, other than underwriting discounts and commission.

9.	Stock Incentive Plan

On June 9, 2009, the Company’s Board of Directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which became effective upon the closing of the IPO. A total of 800,000 shares of common stock, subject to increase on an annual basis, are reserved for future issuance under the 2009 Plan. Shares of common stock reserved for issuance under the 2007 Stock Incentive Plan that remained available for issuance at the time of effectiveness of the 2009 Plan and any shares of common stock subject to awards under the 2007 Plan that expire, terminate, or are otherwise forfeited, canceled, or repurchased by the Company were added to the number of shares available under the 2009 Plan. The 2009 Plan is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control. There were 776,732 shares available for grant under the 2009 Plan as of December 31, 2009. On January 1, 2010, subject to the provisions of the 2009 Plan, 448,996 shares were added to the shares available to grant.

The Company generally issues previously unissued shares of common stock for the exercise of stock options. The Company received $549,000, $110,375 and $516,609 in cash from stock option exercises during the years ended December 31, 2007, 2008 and 2009, respectively. Prior to the Company’s IPO, the Company’s Board of Directors estimated the fair value of the Company’s common stock, with input from management, as of the date of each stock option grant. The Board of Directors estimated the fair value of common stock by considering a number of objective and subjective factors, including the original sale price of common stock prior to any preferred financing rounds, the per share value of any preferred financing rounds, the amount of preferred stock liquidation preferences, peer group trading multiples, the illiquid nature of the Company’s common stock, the Company’s size and lack of historical profitability, and common stock valuations from an independent valuation specialist. The fair values of the Company’s common stock, as determined by the Company’s Board of Director during the period from January 1, 2007 through May 7, 2009 (the last grant date prior to the IPO) ranged from $2.73 per share to $12.10 per share. In December 2007, in connection with the Company’s proposed initial public offering, the Company’s Board of Directors decided to reassess the fair value of its common stock as of January 24, 2007, April 27, 2007, and August 3, 2007. As part of this reassessment, the Board of Directors obtained a retrospective fair market valuation from the specialist which employed an option-pricing method to determine the fair value of the Company’s common stock as of these dates.

As a result of the retrospective valuations performed, the Board determined that options granted on April 27, 2007 were not granted at the estimated fair value. Therefore, on April 18, 2008, the Company’s Board of Directors authorized a plan to amend certain stock options issued on April 27, 2007 to increase the exercise price of such stock options from $1.25 per share to $5.60 per share. As part of these amendments, the Company is compensating the affected option holders of an aggregate of 80,000 options for the difference in the exercise prices upon the vesting of the options with a cash bonus payment. The amendment resulted in a stock option modification and a liability of $348,000 for cash bonuses is being recorded over the vesting period of the options of which $64,696 will be recorded as a reduction to additional paid-in capital and $283,304 as stock-based compensation. The Company recorded a liability of $257,520 for cash bonuses which is included in accrued expenses as of December 31, 2008, and recorded additional stock compensation expense of $209,291 during the year ended December 31, 2008 and a decrease to additional paid in capital of $48,229. During the year ended December 31, 2009, the Company made cash bonus payments totaling $304,500 and recorded an additional liability of $66,121 included in accrued expenses resulting in a balance of $19,141 as of December 31, 2009. The Company recorded additional stock compensation expense of $53,828 during the year ended December 31, 2009 and a decrease to additional paid-in capital of $12,293.

The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of stock option grants. The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of comparable public companies over the option’s expected term given the Company’s limited trading history. The Company estimates expected term based on historical exercise activity and giving consideration to the contractual term of the options, vesting schedules, employee turnover, and expectation of employee exercise behavior. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate for periods within the estimated life of the option is based on the U.S. Treasury zero-coupon issues with a remaining term equal to the expected life at the time of grant. Historical employee turnover data is used to estimate pre-vesting option forfeiture rates. The compensation expense is amortized on a straight-line basis over the requisite service period of the options, which is generally four years.

The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Years Ended December 31,
	2007	2008	2009

Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	3.40% - 4.93%	2.52% - 3.33%	1.88% - 2.71%
Expected term (in years)	2.00 - 6.25	5.54 - 6.25	5.11 - 6.25
Volatility	90%	75% - 80%	75%

The following table summarizes stock option activity, including performance-based options:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Share	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding, January 1, 2009	3,209,650	$4.18	7.6
Granted	185,700	16.32
Exercised	(258,229)	2.00		$3,879,591

Forfeited	(90,150)	10.03

Outstanding, December 31, 2009	3,046,971	4.90	6.8	45,814,298

Exercisable at December 31, 2009	2,199,171	3.16	6.3	37,072,985

Vested or expected to vest at December 31, 2009	3,013,767	4.82	6.8	45,602,680

The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2009 of $19.95 per share or at time of exercise, and the exercise price of the options.

The weighted average grant date fair value of stock options issued was $4.58, $8.54 and $11.02 per share for the years ended December 31, 2007, 2008, and 2009, respectively.

The Company recognized stock based compensation expense within the accompanying consolidated statements of operations as summarized in the following table:

	Years Ended December 31,
	2007	2008	2009

Cost of revenue	$10,283	$63,580	$54,068
Research and development	105,030	418,683	536,800
Selling and marketing	177,035	962,302	931,488
General and administrative	222,220	1,304,360	1,399,256

	$514,568	$2,748,925	$2,921,612

As of December 31, 2009, there was approximately $4,657,000 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock option grants which are expected to be recognized over a weighted average period of 2.1 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

Of the total stock options issued subject to the Plans, certain stock options have performance-based vesting. These performance-based options granted during 2004 and 2007 were generally granted at-the-money, contingently vest over a period of two to four years depending upon the nature of the performance goal, and have a contractual life of ten years.

The Company granted 180,000 performance-based options in 2007, which vested upon the closing of the IPO. The Company recorded compensation expense of $338,000 in July 2009 related to these performance-based options.

These performance-based options are summarized below:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Share	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding, January 1, 2009	718,000	$1.25	6.5
Granted	—
Exercised	(66,315)	1.25		$850,684

Forfeited	—

Outstanding, December 31, 2009	651,685	1.25	5.5	12,675,273

Exercisable at December 31, 2009	651,685	1.25	5.5	12,675,273

The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2009 of $19.95 per share, or at time of exercise, and the exercise price of the options.

10.	401(k) Plan

On January 1, 2007, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan is available to all employees upon employment and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company may contribute to the plan at the discretion of the Board of Directors. The Company has not made any contributions to the plan through December 31, 2009.

11.	Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in Massachusetts, Hungary, The Netherlands, Australia and England that expire in 2010 through 2014. The lease agreement for the Massachusetts office requires a security deposit of $125,000 in the form of a letter of credit which is collateralized by a certificate of deposit in the same amount. The lease agreement with the Hungarian office requires a security deposit in the amount of approximately $243,000 (46,122,562 HUF) at December 31, 2009. The certificate of deposit and the security deposit are classified as restricted cash (see Note 2). The Massachusetts, The Netherlands, and Budapest, Hungary leases contain termination options which allow the Company to terminate the leases.

Rent expense under these leases was approximately $560,000, $1,270,000 and $1,778,000 for the years ended December 31, 2007, 2008 and 2009, respectively. The Company records rent expense on a straight-line basis for leases with scheduled acceleration clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $934,000, $1,398,000 and $1,621,000 for the years ended December 31, 2007, 2008 and 2009, respectively.

Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows at December 31, 2009:

Years Ending December 31

2010	$2,841,000
2011	2,140,000
2012	2,076,000
2013	1,036,000
2014	150,000

Total minimum lease payments	$8,243,000

Litigation — During 2007 and through May 22, 2008, the Company settled three patent infringement lawsuits for an aggregate amount of $2,825,000. In each settlement, the plaintiff dismissed the action with prejudice and all parties provided mutual releases from claims arising from or related to the patent or patents at issue. The Company recorded $2,225,000 and $600,000 related to these lawsuits in the years ended December 31, 2007, and 2008, respectively.

On June 2, 2009, PB&J Software, LLC (“PB&J”), filed a complaint that named the Company and four other companies as defendants in a lawsuit in the U.S. District Court for the District of Minnesota. The Company received service of the complaint on July 20, 2009. The complaint alleges that the Company has infringed U.S. Patent No. 7,310,736, which allegedly is owned by PB&J and has alleged claims directed to a particular application or system for transferring or storing back-up copies of files from one computer to a second computer. The complaint seeks damages in an unspecified amount and injunctive relief. The Company believes that it has meritorious defenses to the claim and intends to defend the lawsuit vigorously. In December 2009, the court granted a motion for a stay of action pending reexamination proceedings initiated at the United Stated Patent and Trademark Office addressing the PB&J patent at issue in the lawsuit. As of February 26, 2010 the stay of litigation is still in effect.

The Company is subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company’s consolidated financial statements.

12.	Related Party

In December 2007, the Company entered into a strategic agreement with Intel Corporation to jointly develop a service that delivers connectivity to computers built with Intel components. Under the terms of the multi-year agreement, the Company has adapted its service delivery platform, Gravity, to work with specific technology delivered with Intel hardware and software products. The agreement provides that Intel will market and sell the service to its customers. Intel pays the Company a minimum license and service fee on a quarterly basis during the multi-year term of the agreement. The Company began recognizing revenue associated with the Intel service and marketing agreement upon receipt of acceptance in the quarter ended September 30, 2008. In addition, the Company and Intel will share revenue generated by the use of the service by third parties to the extent it exceeds the minimum payments. In conjunction with this agreement, Intel Capital purchased 2,222,223 shares of our Series B-1 redeemable convertible preferred stock for $10,000,004, which were converted into 888,889 shares of common stock in connection with the closing of the IPO on July 7, 2009.

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

At December 31, 2008 and December 31, 2009, Intel owed the Company approximately $150,000 and $101,000, respectively, recorded as a non-trade receivable relating to this agreement. The Company recognized $3,036,000 and $6,007,000 of net revenue relating to these agreements for the years ended December 31, 2008 and 2009, respectively. As of December 31, 2008, the Company had recorded $3,214,000 related to this agreement as deferred revenue of which $2,143,000 was classified as long term deferred revenue. As of December 31, 2009, the Company has recorded $2,143,000 related to this agreement as deferred revenue, of which $1,071,000 is classified as long-term deferred revenue. The Company recorded expenses relating to referral fees of approximately $33,000 relating to this agreement during the year ended December 31, 2009. Approximately $19,000 relating to the referral fees and $5,000 relating to license fees are payable to Intel as of December 31, 2009.

13.	Quarterly Information (Unaudited)

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31,	March 31,	June 30,	September 30,	December 31
	2008	2008	2008	2008	2009	2009	2009	2009
	(In thousands, except per share data)

Statement of Operations Data:
Revenue	$9,919	$11,422	$14,386	$15,996	$17,197	$18,007	$18,971	$20,233
Gross profit	8,576	10,048	12,811	14,318	15,453	16,154	17,061	18,232
Income (loss) from operations	(3,686)	(2,970)	2	1,267	2,265	2,507	1,997	2,536
Net income (loss)	(3,643)	(3,011)	9	1,243	2,133	2,340	1,850	2,474
Net income (loss) per share-basic	(1.09)	(0.92)	(0.15)	0.04	0.10	0.10	0.08	0.11
Net income (loss) per share-diluted	(1.09)	(0.92)	(0.15)	0.04	0.10	0.10	0.07	0.10

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2009.

We have adopted a code of ethics, called the Code of Business Conduct and Ethics, which applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the Code of Business Conduct and Ethics on our website at https://secure.logmein.com/US/home.aspx under the “Investors” section. We intend to make all required disclosures concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2009.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2009.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2009.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information in our proxy statement for the 2010 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2009.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

See Index to the Consolidated Financial Statements on page 43 of this Annual Report on Form 10-K, which is incorporated into this item by reference.

(a) (2) Financial Statement Schedules

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.

(a) (3) Exhibits

See Exhibit Index on page 68 of this Annual Report on Form 10-K, which is incorporated into this item by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGMEIN, INC.

By:	/s/ Michael K. Simon
Michael K. Simon
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael K. Simon Michael K. Simon	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ James F. Kelliher James F. Kelliher	Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ David E. Barrett David E. Barrett	Director	February 26, 2010

/s/ Steven J. Benson Steven J. Benson	Director	February 26, 2010

/s/ Kenneth D. Cron Kenneth D. Cron	Director	February 26, 2010

/s/ Edwin J. Gillis Edwin J. Gillis	Director	February 26, 2010

/s/ Irfan Salim Irfan Salim	Director	February 26, 2010

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Restated Certificate of Incorporation of the Registrant
3	.2(1)	Amended and Restated Bylaws of the Registrant
4	.1(1)	Specimen Certificate evidencing shares of common stock
10	.1(1)	2004 Equity Incentive Plan, as amended
10	.2(1)	Form of Incentive Stock Option Agreement under the 2004 Equity Incentive Plan
10	.3(1)	Form of Nonstatutory Stock Option Agreement under the 2004 Equity Incentive Plan
10	.4(1)	2007 Stock Incentive Plan
10	.5(1)	Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan
10	.6(1)	Form of Nonstatutory Stock Option Agreement under the 2007 Stock Incentive Plan
10	.7(1)	Form of Restricted Stock Agreement under the 2007 Stock Incentive Plan
10	.8(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and David Barrett
10	.9(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Steven Benson
10	.10(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Kenneth Cron
10	.11(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Edwin Gillis
10	.12(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Irfan Salim
10	.13(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Michael Simon
10	.14(1)	Second Amended and Restated Investor Rights Agreement, dated as of December 26, 2007, among the Registrant and the parties listed therein
10	.15(1)	Lease, dated July 14, 2004, between Acquiport Unicorn, Inc. and the Registrant, as amended by the First Amendment to Lease, dated as of December 14, 2005, as further amended by the Second Amendment to Lease, dated October 19, 2007
10	.16†(1)	Connectivity Service and Marketing Agreement, dated as of December 26, 2007, between Intel Corporation and the Registrant
10	.17(1)	Amended and Restated Letter Agreement, dated as of April 23, 2008, between the Registrant and Michael Simon.
10	.18(1)	Amended and Restated Letter Agreement, dated as of April 23, 2008, between the Registrant and James Kelliher
10	.19(1)	Amended and Restated Letter Agreement, dated as of April 23, 2008, between the Registrant and Martin Anka
10	.20(1)	Amended and Restated Letter Agreement, dated as of April 23, 2008, between the Registrant and Kevin Harrison
10	.21†(1)	License, Royalty and Referral Agreement, dated as of June 8, 2009, between Intel Americas, Inc. and the Registrant
10	.22(1)	2009 Stock Incentive Plan
10	.23(1)	Form of Management Incentive Stock Option Agreement under the 2009 Stock Incentive Plan
10	.24(1)	Form of Management Nonstatutory Stock Option Agreement under the 2009 Stock Incentive Plan
10	.25(1)	Form of Director Nonstatutory Stock Option Agreement under the 2009 Stock Incentive Plan
10	.26(1)	Form of Employment Offer Letter
10	.27(2)	Separation Agreement, dated October 5, 2009, between the Registrant and Carol Meyers
10	.28*	Summary of 2010 Executive Compensation
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of Independent Registered Public Accounting Firm
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (Reg 333-148620)

(2)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2009 (001-34391)