Form 10-Q
period 2010-03-31
LogMeIn, Inc.
filed 2010-04-29
CIK 1420302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-34391
LOGMEIN, INC.
(Exact name of registrant as specified in its charter)

Delaware	20-1515952

(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

500 Unicorn Park Drive
Woburn, Massachusetts	01801

(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of April 15, 2010, there were 22,987,004 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

LOGMEIN, INC.

Part I. Financial Information

Item 1.	Financial Statements
LogMeIn, Inc.
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$100,290,001	$77,982,122
Marketable securities	29,956,204	60,239,322
Accounts receivable (net of allowance for doubtful accounts of approximately $83,000 and $92,000 as of December 31, 2009 and March 31, 2010, respectively)	4,149,645	3,339,077
Prepaid expenses and other current assets (including $101,000 and $43,000 of non-trade receivable due from related party at December 31, 2009 and March 31, 2010, respectively)	1,834,244	1,629,904

Total current assets	136,230,094	143,190,425
Property and equipment, net	4,859,139	5,123,650
Restricted cash	373,184	363,499
Acquired intangibles, net	750,915	565,182
Goodwill	615,299	615,299
Other assets	29,918	57,819

Total assets	$142,858,549	$149,915,874

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,328,223	$3,256,343
Accrued liabilities	7,323,176	6,274,247
Deferred revenue, current portion	32,190,539	34,669,758

Total current liabilities	41,841,938	44,200,348
Deferred revenue, net of current portion	1,912,329	1,698,689
Other long-term liabilities	594,931	548,560

Total liabilities	44,349,198	46,447,597

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value - 75,000,000 shares authorized as of December 31, 2009 and March 31, 2010, 22,448,808 and 22,933,116 shares outstanding as of December 31, 2009 and March 31, 2010, respectively	224,488	229,331
Additional paid-in capital	122,465,372	124,841,449
Accumulated deficit	(24,182,960)	(21,446,941)
Accumulated other comprehensive income (loss)	2,451	(155,562)

Total stockholders’ equity	98,509,351	103,468,277

Total liabilities and stockholders’ equity	$142,858,549	$149,915,874

See notes to condensed consolidated financial statements.

LogMeIn, Inc.
Condensed Consolidated Statements of Income

	Three Months Ended March 31,
	2009	2010
Revenue (including $1,518,000 and $1,487,000 from a related party during the three months ended March 31, 2009 and 2010, respectively)	$17,196,838	$21,324,800
Cost of revenue	1,743,986	2,220,163

Gross profit	15,452,852	19,104,637

Operating expenses
Research and development	3,004,203	3,553,797
Sales and marketing	8,445,485	9,840,481
General and administrative	1,655,980	2,803,357
Amortization of acquired intangibles	81,929	81,929

Total operating expenses	13,187,597	16,279,564

Income from operations	2,265,255	2,825,073
Interest income, net	16,643	114,142
Other expense	(59,487)	(64,037)

Income before income taxes	2,222,411	2,875,178
Provision for income taxes	(89,340)	(139,159)

Net income	2,133,071	2,736,019

Accretion of redeemable convertible preferred stock	(631,070)	—

Net income attributable to common stockholders	$1,502,001	$2,736,019

Net income attributable to common stockholders per share:
Basic	$0.09	$0.12
Diluted	$0.09	$0.11
Weighted average shares outstanding:
Basic	3,987,430	22,643,963
Diluted	3,987,430	24,350,845
See notes to condensed consolidated financial statements.

LogMeIn, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2009	2010
Cash flows from operating activities
Net income	$2,133,071	$2,736,019
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	719,384	941,530
Amortization of premiums on marketable securities	—	33,913
Provision for bad debts	15,000	30,000
Deferred income tax expense	4,130	4,000
Stock-based compensation	608,178	1,026,799
Gain on disposal of equipment	—	(1,238)
Changes in assets and liabilities:
Accounts receivable	635,733	780,568
Prepaid expenses and other current assets	227,043	204,340
Other assets	4,288	(27,901)
Accounts payable	(77,778)	281,745
Accrued liabilities	(519,767)	(842,522)
Deferred revenue	651,279	2,265,579
Other long-term liabilities	2,688	(50,371)

Net cash provided by operating activities	4,403,249	7,382,461

Cash flows from investing activities
Purchases of marketable securities	—	(55,331,450)
Proceeds from maturity of marketable securities	—	25,000,000
Purchases of property and equipment	(207,084)	(365,001)

Net cash used in investing activities	(207,084)	(30,696,451)

Cash flows from financing activities
Payments of issuance costs related to initial public offering of common stock	(1,583)	—
Payments of issuance costs related to secondary offering of common stock	—	(210,394)
Proceeds from issuance of common stock upon option exercises	50,000	1,350,413

Net cash provided by financing activities	48,417	1,140,019

Effect of exchange rate changes on cash, cash equivalents and restricted cash	(78,511)	(133,907)

Net increase (decrease) in cash and cash equivalents	4,166,071	(22,307,878)
Cash and cash equivalents, beginning of period	22,912,981	100,290,001

Cash and cash equivalents, end of period	$27,079,052	$77,982,123

Supplemental disclosure of cash flow information
Cash paid for interest	$666	$228
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$697,860	$817,709
Accretion of redeemable convertible preferred stock	$631,070	—
Deferred stock offering costs included in accounts payable and accrued liabilities	$197,100	$18,493
See notes to condensed consolidated financial statements.

LogMeIn, Inc.
Notes to Condensed Consolidated Financial Statements
          1. Nature of the Business
     LogMeIn, Inc. (the “Company”) develops and markets a suite of remote access and support solutions that provide instant, secure connections between Internet enabled devices. The Company’s product line includes GravityTM, LogMeIn Free®, LogMeIn Pro2 ®, LogMeIn® CentralTM, LogMeIn Rescue®, LogMeIn® Rescue+MobileTM, LogMeIn Backup®, LogMeIn® IgnitionTM, LogMeIn Hamachi®, and RemotelyAnywhere®. The Company is based in Woburn, Massachusetts with wholly-owned subsidiaries in Budapest, Hungary, Amsterdam, The Netherlands, Sydney, Australia, London, England, and Sao Paulo, Brazil.
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
     Unaudited Interim Financial Statements — The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the consolidated financial statements are unaudited and have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited financial statements should be read along with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2010. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.
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
     Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2009 and March 31, 2010, marketable securities consisted of U.S. government agency securities that mature within one and one half years and have an aggregate amortized cost of $30,009,895 and $60,307,433 and an aggregate fair value of $29,956,204 and $60,239,322, including $0 and $12,601 of unrealized gains and $53,691 and $27,021 of unrealized losses, respectively.
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
     The Company recognizes revenue from the bundled delivery of its RemotelyAnywhere software product and related maintenance ratably, on a daily basis, over the term of the maintenance contract, generally one year, when there is persuasive evidence of an arrangement, the product has been provided to the customer, the collection of the fee is probable, and the amount of fees to be paid by the customer is fixed or determinable. The Company currently does not have vendor-specific objective evidence for the fair value of its maintenance arrangements and therefore the license and maintenance are bundled together. The Company recognizes revenue from the sale of its Ignition for iPhone and iPad software product which is sold as a perpetual license and is recognized when there is persuasive evidence of an arrangement, the product has been provided to the customer, the collection of the fee is probable, and the amount of fees to be paid by the customer is fixed or determinable.

     The Company’s multi-element arrangements typically include multiple deliverables by the Company such as subscription and professional services, including development services. Agreements with multiple element deliverables are analyzed to determine if fair value exists for each element on a stand-alone basis. If the fair value of each deliverable is determinable then revenue is recognized separately when or as the services are delivered, or if applicable, when milestones associated with the deliverable are achieved and accepted by the customer. If the fair value of any of the undelivered performance obligations cannot be determined, the arrangement is accounted for as a single element and the Company recognizes revenue on a straightline basis over the period in which the Company expects to complete its performance obligations under the agreement.
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
     As of December 31, 2009 and March 31, 2010, there were no customers that represented 10% or more of accounts receivable. For the three months ended March 31, 2009 and 2010, no customers accounted for more than 10% of revenue.
     Foreign Currency Translation —The functional currency of operations outside the United States of America is deemed to be the currency of the local country. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency losses of approximately $59,000 and $64,000 for the three months ended March 31, 2009 and 2010, respectively.
     Stock-Based Compensation — Stock-based compensation is measured based upon the grant date fair value of the award and recognized as an expense in the financial statements over the vesting period of the award. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of stock based awards.
     Income Taxes — Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. The Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs the positive evidence of its pre-tax income for the year ended December 31, 2009 and the three months ended March 31, 2010 and forecasted future results. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence and it will adjust the valuation allowance as sufficient objective positive evidence becomes available.
     The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through March 31, 2010, the Company has not identified any material uncertain tax positions for which liabilities would be required.
     Comprehensive Income — Comprehensive income is the change in stockholders’ equity during a period relating to transactions and other events and circumstances from non-owner sources and currently consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.
Comprehensive income was calculated as follows:

	Three Months Ended March 31,
	2009	2010
Net income	$2,133,071	$2,736,019
Cumulative transaction adjustments	(133,183)	(143,593)
Unrealized loss on available-for-sale securities	—	(14,420)

Comprehensive income	$1,999,888	$2,578,006

     Net Income Attributable to Common Stockholders Per Share — The Company used the two-class method to compute net income per share for the three-months ended March 31, 2009, because the Company had previously issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the company. The two class method requires earnings available to common shareholders for the period, after an allocation of earnings to participating securities, to be allocated between common and participating securities based upon their respective rights to receive distributed and undistributed earnings. The Company’s convertible preferred stock was a participating security as it shared in any dividends paid to common stockholders. Such participating securities were automatically converted to common stock upon the Company’s IPO in July 2009. Basic net income attributable to common stockholders per share was computed after allocation of earnings to the convertible preferred stock (losses are not allocated) by using the weighted average number common shares outstanding for the period.
     The following potential common shares were excluded from the computation of diluted net income per share attributable to common stockholders because they had an antidilutive impact:

	Three Months Ended March 31,
	2009		2010
Options to purchase common shares	1,034,373		809,575
Conversion of redeemable convertible preferred stock	12,360,523	(1)	—

Total options and conversion of convertible preferred stock	13,394,896		809,575

(1)	The redeemable convertible preferred stock was considered antidilutive for the period prior to the Company’s IPO in July, 2009. Subsequent to the conversion, it is included in common stock.
Basic and diluted net income (loss) per share was calculated as follows:

Three Months Ended
March 31, 2009
Basic and diluted net income per share
Net income	2,133,071
Accretion of redeemable convertible preferred stock	(631,070)
Net income allocated to redeemable convertible preferred stock	(1,135,648)

Net income, as adjusted	$366,353

Weighted average common shares outstanding	3,987,430

Basic and diluted net income per share	$0.09

Three Months Ended
March 31, 2010
Basic net income per share
Net income	$2,736,019

Weighted average common shares outstanding, basic	22,643,963

Basic net income per share	$0.12

Diluted net income per share
Net income	$2,736,019

Weighted average common shares outstanding	22,643,963
Add: Options to purchase common shares	1,706,882

Weighted average common shares outstanding, diluted	24,350,845

Diluted net income per share	$0.11

          Recently Issued Accounting Pronouncements — In October 2009, an update was made to “Revenue Recognition — Multiple Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “ Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. Management is currently evaluating the effect that adoption of this update will have on its consolidated financial statements.
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
     The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value:

	Basis of Fair Value Measurements
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Items	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Balance at December 31, 2009
Cash equivalents — money market funds	$77,947,705	$77,947,705	$—	$—
Cash equivalents — bank deposits	5,003,453	—	5,003,453	—
Short-term marketable securities — U.S. government agency securities	29,956,204	29,956,204	—	—
Balance at March 31, 2010
Cash equivalents — money market funds	$47,629,028	$47,629,028	$—	$—
Cash equivalents — bank deposits	5,008,390	—	5,008,390	—
Short-term marketable securities — U.S. government agency securities	60,239,322	60,239,322	—	—
4. Intangible Assets
     Acquired intangible assets consisted of the following:

		December 31, 2009			March 31, 2010
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Identifiable intangible assets:
Trademark	5 years	$635,506	$436,004	$199,502	$635,506	$467,779	$167,727
Customer base	5 years	1,003,068	688,178	314,890	1,003,068	738,331	264,737
Software	4 years	298,977	256,400	42,577	298,977	275,086	23,891
Technology	4 years	1,361,900	1,167,954	193,946	1,361,900	1,253,073	108,827

		$3,299,451	$2,548,536	$750,915	$3,299,451	$2,734,269	$565,182

     The Company is amortizing the acquired intangible assets on a straight-line basis over the estimated useful lives noted above. Amortization expense for intangible assets was $185,733 for the three months ended March 31, 2009 and 2010. Amortization relating to software and technology is recorded within cost of revenues and the amortization of trademark and the customer base is recorded within operating expenses. Future estimated amortization expense for intangible assets was as follows at March 31, 2010:

Amortization Expense (Years Ending December 31)	Amount
2010	$378,505
2011	$186,677
5. Accrued Liabilities
     Accrued liabilities consisted of the following:

	December 31,	March 31,
	2009	2010
Marketing programs	$1,242,250	$1,237,368
Payroll and payroll related	3,185,126	2,369,518
Professional fees	450,788	345,356
Other accrued expenses	2,445,012	2,322,005

Total accrued expenses	$7,323,176	$6,274,247

6. Income Taxes
     The Company’s tax provision for the three months ended March 31, 2009 and 2010 primarily consists of alternative minimum taxes and foreign income taxes, as well as a deferred provision related to the book and tax basis differences of goodwill. The provision for the 2009 and 2010 periods was substantially offset by a decrease to the valuation allowance as net loss carryforwards were utilized to offset domestic pretax income for the period.
     The Company has significant deferred tax assets related to its net operating loss carryforwards and tax credits and has provided a valuation allowance for the full amount of its deferred tax assets, as it is not more than likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards will be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, the Company has provided a full valuation allowance against its deferred tax assets as it believes the objective and verifiable evidence of its historical pretax net losses outweighs the positive evidence of its pre-tax income for the year ended December 31, 2009 and the three months ended March 31, 2010 and forecasted future results. Although the Company believes that its tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. The Company will continue to monitor the positive and negative evidence and it will adjust the valuation allowance as sufficient objective positive evidence becomes available.
     The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. The Company has no amount recorded for any unrecognized tax benefits, and its policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the three months ended March 31, 2009 and 2010, the Company did not recognize any interest or penalties in its statements of operations, and there are no accruals for interest or penalties at December 31, 2009 or March 31, 2010.
     The Company has performed an analysis of its ownership changes as defined by Section 382 of the Internal Revenue Code and has determined that an ownership change as defined by Section 382 occurred in October 2004 and March 2010 resulting in approximately $219,000 and $12,133,000, respectively, of net operating losses (“NOLs”) being subject to limitation. As of December 31, 2009 and March 31, 2010, the Company believes all NOLs generated by the Company, including those subject to limitation, are available for utilization given the Company’s large annual limitation amount.
7. Common Stock and Stockholders’ Equity
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

     On November 26, 2009 and December 16, 2009, the Company closed its Secondary offering of an aggregate of 3,226,831 shares of common stock at an offering price of $18.50 per share, of which 99,778 shares were sold by the Company and 3,127,053 shares were sold by selling stockholders, resulting in net proceeds to the Company of $1,236,055, after deducting underwriting discounts and offering costs.
          8. Stock Option Plans
     On June 9, 2009, the Company’s Board of Directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which became effective upon the closing of the IPO. A total of 800,000 shares of common stock, subject to increase on an annual basis, are reserved for future issuance under the 2009 Plan. Shares of common stock reserved for issuance under the 2007 Stock Incentive Plan that remained available for issuance at the time of effectiveness of the 2009 Plan and any shares of common stock subject to awards under the 2007 Plan that expire, terminate, or are otherwise forfeited, canceled, or repurchased by the Company were added to the number of shares available under the 2009 Plan. The 2009 Plan is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control. On January 1, 2010, subject to the provisions of the 2009 Plan, 448,996 shares were added to the shares available to grant under the 2009 Plan. There were 608,053 shares available for grant under the 2009 Plan as of March 31, 2010.
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
The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Three Months Ended
	March 31,
	2009	2010
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	1.88%	2.46%
Expected term (in years)	6.25	6.25
Volatility	75%	75%
The following table summarizes stock option activity, including performance-based options:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Shares	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding, January 1, 2010	3,046,971	$4.90	6.8	$45,814,298

Granted	697,300	18.98
Exercised	(484,308)	2.79		8,333,748

Forfeited	(79,625)	11.00

Outstanding, March 31, 2010	3,180,338	8.15	7.4

Exercisable at December 31, 2009	2,199,171	3.16	6.3	39,870,424

Exercisable at March 31, 2010	1,843,361	3.71	6.3	31,309,434

     The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2009, of $19.95, and $20.69 per share on March 31, 2010, or at time of exercise, and the exercise price of the options.
     The weighted average grant date fair value of stock options issued or modified was $11.02 per share for the year ended December 31, 2009, and $12.89 for the three months ended March 31, 2010.

     The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table:

	Three Months	Three Months
	Ended March 31,	Ended March 31,
	2009	2010
Cost of revenue	$14,326	$32,170
Research and development	81,224	135,963
Sales and marketing	219,640	235,520
General and administrative	292,988	623,146

	$608,178	$1,026,799

     As of December 31, 2009 and March 31, 2010, there was approximately $4,657,000 and $11,450,000, respectively, of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock option grants which are expected to be recognized over a weighted average period of 2.1 and 3.3 years, respectively. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.
     Of the total stock options issued subject to the plans, certain stock options have performance-based vesting. These performance-based options granted during 2004 and 2007 were generally granted at-the-money, contingently vest over a period of two to four years depending upon the nature of the performance goal, and have a contractual life of ten years.
     The performance-based options are summarized below:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Shares	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding, January 1, 2010	642,732	$1.25	5.7	$12,019,088

Granted	—
Exercised	(10,000)	1.25		189,000

Forfeited	—

Outstanding, March 31, 2010	632,732	1.25	6.6	12,300,310

Exercisable at December 31, 2009	642,732	1.25	5.7	12,019,088

Exercisable at March 31, 2010	632,732	1.25	6.6	12,300,310

     The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2009, of $19.95 per share, and $20.69 per share on March 31, 2010, and the exercise price of the options.
          9. Commitments and Contingencies
     Operating Leases — The Company has operating lease agreements for offices in Massachusetts, Hungary, The Netherlands, Australia and England that expire in 2010 through 2014. The lease agreement for the Massachusetts office requires a security deposit of $125,000 in the form of a letter of credit which is collateralized by a certificate of deposit in the same amount. The lease agreement for one of the Company’s Hungarian offices requires a security deposit, which totaled approximately $233,000 (45,359,642 HUF) at March 31, 2010. The certificate of deposit and the security deposit are classified as restricted cash. The Massachusetts, The Netherlands, and Budapest, Hungary leases contain termination options which allow the Company to terminate the leases pursuant to certain lease provisions.
     Rent expense under these leases was approximately $335,000 and $518,000 for the three months ended March 31, 2009 and 2010, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.
     The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $345,000 and $359,000 for the three months ended March 31, 2009 and 2010, respectively.
     Litigation — On June 2, 2009, PB&J Software, LLC (“PB&J”), filed a complaint that named the Company and four other companies as defendants in a lawsuit in the U.S. District Court for the District of Minnesota. The Company received service of the complaint on July 20,

2009. The complaint alleges that the Company has infringed U.S. Patent No. 7,310,736, which allegedly is owned by PB&J and has alleged claims directed to a particular application or system for transferring or storing back-up copies of files from one computer to a second computer. The complaint seeks damages in an unspecified amount and injunctive relief. The Company believes that it has meritorious defenses to the claim and intends to defend the lawsuit vigorously. In December 2009, the court granted a motion for a stay of action pending reexamination proceedings initiated at the United Stated Patent and Trademark Office addressing the PB&J patent at issue in the lawsuit. As of April 29, 2010 the stay of litigation is still in effect.
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
     At December 31, 2009 and March 31, 2010, Intel owed the Company approximately $101,000 and $43,000, respectively, recorded as a non-trade receivable relating to this agreement. The Company recognized $1,518,000 and $1,487,000 of net revenue relating to these agreements for the three months ended March 31, 2009 and 2010, respectively. As of December 31, 2009, the Company had recorded $2,143,000 related to this agreement as deferred revenue of which $1,071,000 was classified as long term deferred revenue. As of March 31, 2010, the Company has recorded $1,875,000 related to this agreement as deferred revenue, of which $804,000 is classified as long-term deferred revenue. The Company recorded operating expense relating to referral fees of approximately $4,000 relating to this agreement during the three months ended March 31, 2010. Approximately $19,000 and $4,000 relating to the referral fees and $5,000 and $1,000 relating to license fees are payable to Intel as of December 31, 2009 and March 31, 2010, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 26, 2010. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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

     We derive our revenue principally from subscription fees from SMBs, IT service providers and consumers. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the three months ended March 31, 2010, we generated revenues of $21.3 million, compared to $17.2 million for the three months ended March 31, 2009, an increase of approximately 24%. In fiscal 2009, we generated revenues of $74.4 million.
     In addition to selling our services to end users, we entered into a service and marketing agreement with Intel Corporation in December 2007 pursuant to which we have adapted our service delivery platform, Gravity, to work with specific technology delivered with Intel hardware and software products. The agreement provides that Intel will market and sell the services to its customers. Intel pays us a minimum license and service fee on a quarterly basis during the term of the agreement, and we share with Intel revenue generated by the use of the services by third parties to the extent it exceeds the minimum payments. We began recognizing revenue associated with the Intel service and marketing agreement in the quarter ended September 30, 2008 upon receipt of customer acceptance. During the three months ended March 31, 2010, we recognized $1.5 million in net revenue from this agreement.
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
     In addition to our subscription fees, to a lesser extent, we also generate revenue from license and annual maintenance fees from the licensing of our RemotelyAnywhere product. We license RemotelyAnywhere to our customers on a perpetual basis. Because we do not have vendor specific objective evidence of fair value, or VSOE, for our maintenance arrangements, we record the initial license and maintenance fee as deferred revenue and recognize the fees as revenue ratably, on a daily basis, over the initial maintenance period. We also initially record maintenance fees for subsequent maintenance periods as deferred revenue and recognize revenue ratably, on a daily basis, over the maintenance period. We also generate revenue from the license of our Ignition for iPhone and iPad product which is sold as a perpetual license and is recognized as delivered. Revenue from RemotelyAnywhere and Ignition for iPhone and iPad represented less than 5% of our revenue for the three months ended March 31, 2010.
Employees
     We have increased our number of full-time employees to 353 at March 31, 2010 as compared to 338 at December 31, 2009 and 303 at March 31, 2009.
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
     During the three months ended March 31, 2010, there were no significant changes in our critical accounting policies or estimates. See Notes 2, 6 and 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010, for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.
Results of Consolidated Operations
     The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended March 31,
	2009	2010
Revenue	100%	100%
Cost of revenue	10	10

Gross profit	90	90

Operating expenses:
Research and development	17	17
Sales and marketing	49	46
General and administrative	10	13
Amortization of acquired intangibles	1	—

Total operating expenses	77	76

Income from operations	13	13
Interest and other (income) expense, net	—	—

Income before provision for income taxes	13	13
Provision for income taxes	(1)	—

Net income	12%	13%

Three Months Ended March 31, 2010 and 2009
     Revenue. Revenue for the three months ended March 31, 2010 was $21.3 million, an increase of $4.1 million, or 24%, over revenue of $17.2 million for the three months ended March 31, 2009. Of the 24% increase in revenue, the majority of the increase was due to increases in revenue from new customers, as our total number of premium accounts increased to approximately 340,000 at March 31, 2010 from approximately 200,000 premium accounts at March 31, 2009, and incremental add-on revenues from the our existing customer base.
     Cost of Revenue. Cost of revenue for the three months ended March 31, 2010 was $2.2 million, an increase of $0.5 million, or 27%, over cost of revenue of $1.7 million for the three months ended March 31, 2009. As a percentage of revenue, cost of revenue was 10% for the three months ended March 31, 2010 and 2009. The increase in absolute dollars resulted primarily from an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. Of the increase in cost of revenue, $0.3 million resulted from increased data center costs associated with the hosting of our services. The increase in data center costs was due to the expansion of our data center facilities as we added capacity to our hosting infrastructure. Additionally, $0.2 million of the increase in cost of revenue was due to the increased costs in our customer support organization we incurred, primarily as a result of hiring new employees to support our customer growth.
     Research and Development Expenses. Research and development expenses for the three months ended March 31, 2010 were $3.6 million, an increase of $0.6 million, or 18%, over research and development expenses of $3.0 million for the three months ended March 31, 2009. As a percentage of revenue, research and development expenses were 17% for the three months ended March 31, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to a $0.4 million increase in personnel-related costs, including salary and other compensation related costs. The increase was also due to a $0.1 million increase in rent costs primarily related to our new office space in Budapest, Hungary.
     Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2010 were $9.8 million, an increase of $1.4 million, or 17%, over sales and marketing expenses of $8.4 million for the three months ended March 31, 2009. As a percentage of revenue, sales and marketing expenses were 46% and 49% for the three months ended March 31, 2010 and 2009. The increase in absolute dollars was primarily due to a $0.4 million increase in personnel related and recruiting costs from additional employees hired to support our growth in sales and expand our marketing efforts. The increase was also due to a $0.6 million increase in marketing program costs, a $0.1 million increase in consultant costs, a $0.1 million increase in travel related costs, and a $0.2 million increase in other miscellaneous expenses, which primarily consists of credit card processing fees.
     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2010 were $2.8 million, an increase of $1.1 million, or 69%, over general and administrative expenses of $1.7 million for the three months ended March 31, 2009. As a percentage of revenue, general and administrative expenses were 13% and 10% for the three months ended March 31, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to a $0.6 million increase in personnel-related costs as we increased the number of general and administrative employees to support our overall growth. The increase was also due to a $0.1 million increase in audit related costs and a $0.1 million increase in corporate insurance costs and a $0.2 million increase in other miscellaneous expenses, primarily consisting of investor relations costs and miscellaneous tax related expenses.
     Amortization of Acquired Intangibles. Amortization of acquired intangibles for the three months ended March 31, 2010 and 2009 was $0.1 million and related to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc.
     Interest and Other (Income) Expense, Net. Interest and other (income) expense, net for the three months ended March 31, 2010 was income of approximately $51,000, compared to an expense of approximately $43,000 for the three months ended March 31, 2009. The change was mainly due to an increase in interest income on our marketable securities offset by an increase in foreign exchange losses.
     Income Taxes. During the three months ended March 31, 2010 and 2009, we recorded a provision primarily for federal alternative minimum taxes, foreign and state income taxes totaling $0.1 million and $0.1 million, respectively. We recorded a federal income tax provision for the three months ended March 31, 2010 and 2009 which were offset by the change in the valuation allowance. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. To date, we have provided a full valuation allowance against our deferred tax assets as we believe the objective and verifiable evidence of our historical pretax net losses outweighs the positive evidence of our pre-tax income for the year ended December 31, 2009 and the three months ended March 31, 2010 and forecasted future results. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business. We will continue to monitor the positive and negative evidence and we will adjust the valuation allowance as sufficient objective positive evidence becomes available.
     Net Income. We recognized net income of $2.7 million for the three months ended March 31, 2010, an increase of $0.6 million, or 28%, over net income of $2.1 million for the three months ended March 31, 2009. The increase in net income arose principally from an increase in revenues partially offset by an increase in operating expenses.
Liquidity and Capital Resources
     The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2009	2010
	(In thousands)
Net cash provided by operations	$4,403	$7,382
Net cash used in investing activities	(207)	(30,696)
Net cash provided by financing activities	48	1,140
Effect of exchange rate changes	(78)	(134)

Net increase (decrease) in cash	$4,166	$(22,308)

     At March 31, 2010, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $138.2 million.
Cash Flows From Operating Activities
     Net cash provided by operating activities was $7.4 million for the three months ended March 31, 2010 as compared to $4.4 million for the three months ended March 31, 2009. Net cash inflows from operating activities during the three months ended March 31, 2010 were mainly due to $2.7 million of net income for the period, non-cash operating expenses, including $0.9 million for depreciation and amortization and $1.0 million for stock compensation, as well as a $0.8 million decrease in accounts receivable, a $0.2 million decrease in prepaid expenses and other current assets, a $2.3 million increase in deferred revenue associated with the increase in subscription sales orders and a $0.3 million increase in accounts payable, offset by a $0.9 million decrease in accrued liabilities.
     Net cash inflows from operating activities during the three months ended March 31, 2009 were mainly due to a $2.1 million net income for the period, non-cash operating expenses, including $0.7 million for depreciation and amortization and $0.6 million for stock compensation, a $0.6 million decrease in accounts receivable, a $0.2 million decrease in prepaid expenses and other current assets and a $0.7 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth. These were offset by a $0.6 million decrease in current liabilities for the three months ended March 31, 2009.
Cash Flows From Investing Activities
     Net cash used in investing activities was $30.7 million for the three months ended March 31, 2010 as compared to $0.2 million for the three months ended March 31, 2009. Net cash used in investing activities during the three months ended March 31, 2010 was mainly due to the purchase of $55.3 million of marketable securities offset by proceeds of $25.0 million from maturity of marketable securities. Net cash used in investing activities was also due to $0.4 million from purchases of property and equipment mainly for use in our existing data centers.
     Net cash used in investing activities during the three months ended March 31, 2009 consisted primarily of the purchase of equipment for use in our data centers.
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

Cash Flows From Financing Activities
     Net cash flows provided by financing activities were $1.1 million for the three months ended March 31, 2010 as compared to $48,000 for the three months ended March 31, 2009. Net cash provided by financing activities for the three months ended March 31, 2010 was due to $1.3 million in proceeds received from the issuance of common stock upon exercise of stock options offset by $0.2 million in payments made in connection with our secondary public offering.
     Net cash flows provided by financing activities for the three months ended March 31, 2009 and were mainly due to proceeds received from the issuance of common stock upon exercise of stock options.
     On July 7, 2009, we closed our IPO raising net proceeds of approximately $83.0 million after deducting underwriting discounts and commissions and offering costs. On November 26, 2009 and December 16, 2009, we closed our secondary public offering raising net proceeds of approximately $1.2 million after deducting underwriting discounts and commissions and offering costs. While we believe that our current cash, cash equivalents and marketable securities will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, we may elect to raise additional capital through the sale of additional equity or debt securities or obtain a credit facility to develop or enhance our services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If we elect, additional financing may not be available in amounts or on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
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

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$7,525,000	$2,123,000	$4,216,000	$1,186,000	$—
Hosting service agreements	$718,000	$718,000	$—	$—	$—

Total	$8,243,000	$2,841,000	$4,216,000	$1,186,000	$—

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
Recent Accounting Pronouncements
     In October 2009, an update was made to “Revenue Recognition — Multiple Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “ Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective beginning January 1, 2011 and can be applied prospectively or retrospectively. We are currently evaluating the effect that adoption of this update will have on our consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a result of the majority of our research and development expenditures being made from our Hungarian research and development facilities, and in our international sales and marketing offices in Amsterdam, The Netherlands, London, England and Sydney, Australia. In the three months ended March 31, 2010, approximately 16%, 12%, 1% and 3% of our operating expenses occurred in our operations in Hungary, Amsterdam, London and Sydney, respectively. In the three months ended March 31, 2009, approximately 17%, 14% and 2% of our operating expenses occurred in our operations in Hungary, Amsterdam and Sydney, respectively. Additionally, a small but increasing percentage of our sales outside the United States are denominated in local currencies and, thus, are also subject to fluctuations due to changes in foreign currency exchange rates. To date, changes in foreign currency exchange rates have not had a material impact on our operations, and a future change of 20% or less in foreign currency exchange rates would not materially affect our operations. At this time, we do not, but may in the future, enter into any foreign currency hedging programs or instruments that would hedge or help offset such foreign currency exchange rate risk.
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
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On June 2, 2009, PB&J Software, LLC, or PB&J, filed a complaint that named us and four other companies as defendants in a lawsuit in the U.S. District Court for the District of Minnesota (Civil Action No. 09-cv-206-JMR/SRN). We received service of the complaint on July 20, 2009. The complaint alleges that we have infringed U.S. Patent No. 7,310,736, which allegedly is owned by PB&J and has claims directed to a particular application or system for transferring or storing back-up copies of files from one computer to a second computer. The complaint seeks damages in an unspecified amount and injunctive relief. We believe we have meritorious defenses to the claims and intend to defend the lawsuit vigorously. In December 2009, the court granted a motion for a stay of action pending reexamination proceedings initiated at the United Stated Patent and Trademark Office addressing the PB&J patent at issue in the lawsuit. As of April 29, 2010, the stay of litigation is still in effect.
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
     In December 2007, we entered into a service and marketing agreement with Intel Corporation to jointly develop and market a service that delivers connectivity to computers built with Intel components. Under the terms of this four-year agreement, we are adapting our service delivery platform, Gravity, to work with specific technology delivered with Intel hardware and software products. If we are unable to renew our agreement with Intel after the initial four-year term on commercially reasonable terms, or at all, our revenue would decrease. In addition, the agreement grants Intel early termination rights in certain circumstances, such as a failure of the parties to exceed certain minimum revenue levels after the third year of the agreement. If Intel exercises any of its early termination rights, even after Intel’s payment of required early termination fees, our revenues may decrease.
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
We have had a history of losses.
     We experienced net losses of $6.7 million for 2006, $9.1 million for 2007, and $5.4 million for 2008. In the quarter ended September 30, 2008, we achieved profitability and reported net income for the first time. We reported net income of $8.8 million for 2009 and $2.7 million for the three months ended March 31, 2010. We cannot predict if we will sustain this profitability or, if we fail to sustain this profitability, again attain profitability in the near future or at all. We expect to continue making significant future expenditures to develop and expand our business. In addition, as a newly public company, we incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures make it harder for us to maintain future profitability. Our recent growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this report and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to maintain profitability, and we may incur significant losses for the foreseeable future.
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
     We market and sell a significant amount of our services to SMBs. SMBs are challenging to reach, acquire and retain in a cost-effective manner. To grow our revenue quickly, we must add new customers, sell additional services to existing customers and encourage existing customers to renew their subscriptions. Selling to and retaining SMBs is more difficult than selling to and retaining large enterprise customers because SMB customers generally:
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
     We increased our number of full-time employees from 209 at December 31, 2007, to 287 at December 31, 2008, to 338 at December 31, 2009, and to 353 at March 31, 2010 and our revenue increased from $27.0 million in 2007 to $51.7 million in 2008 to $74.4 million in 2009 and to $21.3 million in the three months ended March 31, 2010. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.
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
     We currently maintain offices and have sales personnel or independent consultants outside of the United States and are expanding our international operations. Our international expansion efforts may not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States.
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
     Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort that needs to be evaluated frequently. Our internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America. We are in the process of documenting, testing and improving, to the extent necessary, our internal controls over financial reporting for compliance with Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, which requires an annual management assessment of the effectiveness of our internal controls over financial reporting and a report from our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting. Both we and our independent registered public accounting firm will be attesting to the effectiveness of our internal controls over financial reporting in connection with the filing of our Annual Report on Form 10-K for the year ending December 31, 2010 with the Securities and Exchange Commission. As part of our process of documenting and testing our internal controls over financial reporting, we may identify areas for further attention and improvement.
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
     Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until April 15, 2010, our common stock has traded as high as $23.50 and as low as $15.15. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
     If our existing stockholders who acquired their stock before our IPO sell a large number of shares of our common stock or the public market perceives that such existing stockholders might sell shares of common stock, the trading price of our common stock could decline significantly.
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
As a newly public company, we incur significant additional costs which could harm our operating results.
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
     We did not sell any unregistered securities in the three months ended March 31, 2010.
(b) Use of Proceeds from Public Offering of Common Stock
     On July 7, 2009, we closed our IPO, in which 7,666,667 shares of common stock were sold at a price to the public of $16.00 per share. We sold 5,750,000 shares of our common stock in the offering and selling stockholders sold 1,916,667 of the shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $122.7 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-148620), which was declared effective by the SEC on June 30, 2009. We raised approximately $83.0 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other estimated offering costs of $2.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. From the effective date of the registration statement through March 31, 2010, we have not used any of the net proceeds of the IPO. We intend to use the net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. Pending these uses, we have invested the funds in a registered money market. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
     On November 19, 2009, we closed a secondary public offering of our common stock. On December 16, 2009, we closed the sale of additional shares of common stock issued in the offering upon the exercise of the underwriters’ over-allotment option. In aggregate, a total of 3,326,609 shares of common stock were sold at a price to the public of $18.50 per share. We sold 99,778 shares of our common stock in the offering and selling stockholders sold an additional 3,226,831 shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $61.5 million. The offer and sale of all of the shares in the secondary offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-162936), which was declared effective by the SEC on November 19, 2009. We raised approximately $1.2 million in net proceeds after deducting underwriting discounts and commissions of $0.1 million and other estimated offering costs of $0.5 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. From the effective date of the registration statement through March 31, 2010, we have not used any of the net proceeds received from our secondary public offering. We intend to use the net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. There has been no material change in the planned use of proceeds from our secondary public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
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

LOGMEIN, INC.
Date: April 29, 2010	By:	/s/ Michael K. Simon
Michael K Simon
President and Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2010	By:	/s/ James F. Kelliher
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