Form 10-Q
period 2010-06-30
LogMeIn, Inc.
filed 2010-07-29
CIK 1420302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 15, 2010, there were 23,307,262 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

LOGMEIN, INC.

Part I. Financial Information
Item 1. Financial Statements
LogMeIn, Inc.
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2009	2010
ASSETS
Current assets:
Cash and cash equivalents	$100,290,001	$71,198,950
Marketable securities	29,956,204	75,347,442
Accounts receivable (net of allowance for doubtful accounts of $83,000 and $93,000 as of December 31, 2009 and June 30, 2010, respectively)	4,149,645	3,878,319
Prepaid expenses and other current assets (including $101,000 and $43,000 of non-trade receivable due from related party at December 31, 2009 and June 30, 2010, respectively)	1,834,244	1,706,880
Deferred income tax assets	—	1,994,009

Total current assets	136,230,094	154,125,600
Property and equipment, net	4,859,139	4,797,531
Restricted cash	373,184	337,932
Acquired intangibles, net	750,915	573,651
Goodwill	615,299	615,299
Other assets	29,918	19,462
Deferred income tax assets	—	4,076,743

Total assets	$142,858,549	$164,546,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,328,223	$2,274,855
Accrued liabilities	7,323,176	8,078,816
Deferred revenue, current portion	32,190,539	36,889,692

Total current liabilities	41,841,938	47,243,363
Deferred revenue, net of current portion	1,912,329	1,493,696
Other long-term liabilities	594,931	398,882

Total liabilities	44,349,198	49,135,941

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value - 75,000,000 shares authorized as of December 31, 2009 and June 30, 2010; 22,448,808 and 23,281,584 shares outstanding as of December 31, 2009 and June 30, 2010, respectively	224,488	232,816
Additional paid-in capital	122,465,372	128,244,776
Accumulated deficit	(24,182,960)	(12,465,735)
Accumulated other comprehensive income (loss)	2,451	(601,580)

Total stockholders’ equity	98,509,351	115,410,277

Total liabilities and stockholders’ equity	$142,858,549	$164,546,218

See notes to condensed consolidated financial statements.

LogMeIn, Inc.
Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenue (including $1,518,000, $3,036,000, $1,487,000 and $2,973,000 from a related party during the three and six months ended June 30, 2009 and 2010, respectively)	$18,007,399	$23,492,454	$35,204,237	$44,817,254
Cost of revenue	1,853,760	2,264,772	3,597,746	4,484,935

Gross profit	16,153,639	21,227,682	31,606,491	40,332,319

Operating expenses
Research and development	2,904,281	3,760,170	5,908,484	7,313,967
Sales and marketing	8,873,713	10,806,416	17,319,198	20,646,897
General and administrative	1,786,458	2,677,142	3,442,438	5,480,499
Amortization of acquired intangibles	81,929	81,929	163,858	163,858

Total operating expenses	13,646,381	17,325,657	26,833,978	33,605,221

Income from operations	2,507,258	3,902,025	4,772,513	6,727,098
Interest income, net	8,211	139,808	24,854	253,950
Other income (expense)	(100,432)	28,602	(159,918)	(35,435)

Income before income taxes	2,415,037	4,070,435	4,637,449	6,945,613
Benefit (provision) for income taxes	(74,834)	4,910,771	(164,175)	4,771,612

Net income	2,340,203	8,981,206	4,473,274	11,717,225

Accretion of redeemable convertible preferred stock	(631,071)	—	(1,262,141)	—

Net income attributable to common stockholders	$1,709,132	8,981,206	$3,211,133	$11,717,225

Net income attributable to common stockholders per share:
Basic	$0.10	$0.39	$0.20	$0.51
Diluted	$0.10	$0.37	$0.20	$0.48
Weighted average shares outstanding:
Basic	4,022,388	23,132,807	4,005,007	22,889,735
Diluted	4,022,388	24,551,399	4,005,007	24,464,395
See notes to condensed consolidated financial statements.

LogMeIn, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2009	2010
Cash flows from operating activities
Net income	$4,473,274	$11,717,225
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,477,840	1,860,292
Amortization of premiums on investments	—	99,614
Provision for bad debts	55,000	42,500
Deferred income taxes	8,260	(4,881,225)
Income tax benefit from the exercise of stock options	—	(1,185,567)
Stock-based compensation	1,214,383	2,239,856
Gain on disposal of equipment	—	(1,606)
Changes in assets and liabilities:
Accounts receivable	(547,717)	228,826
Prepaid expenses and other current assets	(207,696)	127,363
Other assets	(22,999)	10,455
Accounts payable	(62,049)	(136,535)
Accrued liabilities	542,801	954,050
Deferred revenue	2,189,659	4,280,520
Other long-term liabilities	246,755	(196,049)

Net cash provided by operating activities	9,367,511	15,159,719

Cash flows from investing activities
Purchases of marketable securities	—	(105,347,800)
Proceeds from maturity of marketable securities	—	60,000,000
Purchases of property and equipment	(2,112,903)	(1,337,671)
Acquisition of intangible assets	—	(194,202)
Increase in restricted cash and deposits	(1,264)	—

Net cash used in investing activities	(2,114,167)	(46,879,673)

Cash flows from financing activities
Payments of issuance costs related to initial public offering of common stock	(165,833)	—
Payments of issuance costs related to secondary offering of common stock	—	(210,394)
Proceeds from issuance of common stock upon option exercises	66,625	2,365,560
Income tax benefit from the exercise of stock options	—	1,185,567

Net cash (used in) provided by financing activities	(99,208)	3,340,733

Effect of exchange rate changes on cash and cash equivalents and restricted cash	48,836	(711,830)

Net increase (decrease) in cash and cash equivalents	7,202,972	(29,091,051)
Cash and cash equivalents, beginning of period	22,912,981	100,290,001

Cash and cash equivalents, end of period	$30,115,953	$71,198,950

Supplemental disclosure of cash flow information
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$264,035	$251,579
Accretion of redeemable convertible preferred stock	$1,262,141	—
Deferred stock offering costs included in accounts payable and accrued liabilities	$1,111,017	$18,493

See notes to condensed consolidated financial statements.

LogMeIn, Inc.
Notes to Condensed Consolidated Financial Statements
          1. Nature of the Business
     LogMeIn, Inc. (the “Company”) develops and markets a suite of remote access and support solutions that provide instant, secure connections between Internet enabled devices. The Company’s product line includes Gravity™, LogMeIn Free®, LogMeIn Pro2®, LogMeIn® Central™, LogMeIn Rescue®, LogMeIn® Rescue+Mobile™, LogMeIn Backup®, LogMeIn® Ignition™, LogMeIn Hamachi®, and RemotelyAnywhere®. The Company is based in Woburn, Massachusetts with wholly-owned subsidiaries in Hungary, The Netherlands, Australia, England and Brazil.
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
     Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2009 and June 30, 2010, marketable securities consisted of U.S. government agency securities that mature within two years and have an aggregate amortized cost of $30,009,895 and $75,258,082 and an aggregate fair value of $29,956,204 and $75,347,442, including $0 and $89,361 of unrealized gains and $53,691 and $0 of unrealized losses, respectively.
     Revenue Recognition — The Company derives revenue primarily from subscription fees related to its LogMeIn premium services and from the licensing of its Ignition for iPhone and iPad software products and RemotelyAnywhere software and related maintenance.
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
     As of June 30, 2010, one customer accounted for 10% of accounts receivable, and no customers accounted for more than 10% of revenue for the three and six months ended June 30, 2009 and 2010. At December 30, 2009, there were no customers that accounted for 10% or more of accounts receivable.
     Foreign Currency Translation —The functional currency of operations outside the United States of America is deemed to be the currency of the local country. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are charged to operations. The Company had a foreign currency loss of approximately $100,000 for the three months ended June 30, 2009 and a foreign currency gain of approximately $29,000 for the three months ended June 30, 2010, and foreign currency losses of approximately $160,000 and $35,000 for the six months ended June 30, 2009 and 2010, respectively.
     Stock-Based Compensation — Stock-based compensation is measured based upon the grant date fair value of the award and recognized as an expense in the financial statements over the vesting period of the award. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of stock based awards.
     Income Taxes — Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. At each balance sheet date, the Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2009 and March 31, 2010, the Company provided a full valuation allowance against its deferred tax assets as it believed the objective and verifiable evidence of its historical pretax net losses outweighed the positive evidence of its pre-tax income for the year ended December 31, 2009 and the three months ended March 31, 2010 and forecasted future results.
     At June 30, 2010, the Company reassessed the need for a valuation allowance against its deferred tax assets and concluded that it was more likely than not that it would be able to realize certain of its deferred tax assets primarily as a result of continued profitability and forecasted future results. Accordingly, the Company reversed its valuation allowance related to its U.S. and certain foreign deferred tax assets and recorded an income tax benefit of approximately $5,572,000 for the three months ended June 30, 2010. As of June 30, 2010, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary.
     The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through June 30, 2010, the Company has not identified any material uncertain tax positions for which liabilities would be required.
     Comprehensive Income — Comprehensive income is the change in stockholders’ equity during a period relating to transactions and other events and circumstances from non-owner sources and currently consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.
Comprehensive income was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net income	$2,340,203	$8,981,206	$4,473,274	$11,717,225
Cumulative translation adjustments	175,214	(603,489)	42,031	(747,083)
Unrealized gain on available-for-sale securities	—	157,471	—	143,052

Comprehensive income	$2,515,417	$8,535,188	$4,515,305	$11,113,194

     Net Income Attributable to Common Stockholders Per Share — The Company used the two-class method to compute net income per share for the three and six month periods ended June 30, 2009, because the Company had previously issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the company. The two class method requires earnings available to common stockholders for the period, after an allocation of earnings to participating securities, to be allocated between common and participating securities based upon their respective rights to receive distributed and undistributed earnings. The Company’s convertible preferred stock was a participating security as it shared in any dividends paid to common stockholders. Such participating securities were automatically converted to common stock upon the Company’s IPO in July 2009. Basic net income attributable to common stockholders per share was computed after allocation of earnings to the convertible preferred stock (losses are not allocated) by using the weighted average number common shares outstanding for the period.
     The following potential common shares were excluded from the computation of diluted net income per share attributable to common stockholders because they had an antidilutive impact:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Options to purchase common shares	3,190,400	976,475	3,190,400	976,475
Conversion of redeemable convertible preferred stock (1)	12,360,523	—	12,360,523	—

Total options and conversion of convertible preferred stock	15,550,923	976,475	15,550,923	976,475

(1) The redeemable convertible preferred stock was considered antidilutive for the period prior to the Company’s IPO in July, 2009. Subsequent to the conversion, it is included in common stock.
Basic and diluted net income per share was calculated as follows:

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009
Basic and diluted net income per share
Net income	2,340,203	4,473,274
Accretion of redeemable convertible preferred stock	(631,070)	(1,262,141)
Net income allocated to redeemable convertible preferred stock	(1,289,500)	(2,425,297)

Net income, as adjusted	$419,633	$785,836

Weighted average common shares outstanding	4,022,388	4,005,007

Basic and diluted net income per share	$0.10	$0.20

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Basic net income per share
Net income	$8,981,206	$11,717,225

Weighted average common shares outstanding, basic	23,132,807	22,889,735

Basic net income per share	$0.39	$0.51

Diluted net income per share
Net income	$8,981,206	$11,717,225

Weighted average common shares outstanding	23,132,807	22,889,735
Add: Options to purchase common shares	1,418,592	1,574,660

Weighted average common shares outstanding, diluted	24,551,399	24,464,395

Diluted net income per share	$0.37	$0.48

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
     The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value:

	Basis of Fair Value Measurements
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Items	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Balance at December 31, 2009
Cash equivalents — money market funds	$77,947,705	$77,947,705	$—	$—
Cash equivalents — bank deposits	5,003,453	—	5,003,453	—
Short-term marketable securities — U.S. government agency securities	29,956,204	29,956,204	—	—
Balance at June 30, 2010
Cash equivalents — money market funds	$42.714,399	$42,714,399	$—	$—
Cash equivalents — bank deposits	5,013,387	—	5,013,387	—
Short-term marketable securities — U.S. government agency securities	75,347,442	75,347,442	—	—
     Bank deposits are classified within the second level of the fair value hierarchy and the fair value of those assets are determined based upon quoted prices for similar assets in active markets.
          4. Intangible Assets
     Acquired intangible assets consisted of the following:

		December 31, 2009			June 30, 2010
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Identifiable intangible assets:
Trademark	5 years	$635,506	$436,004	$199,502	$635,506	$499,554	$135,952
Customer base	5 years	1,003,068	688,178	314,890	1,003,068	788,485	214,583
Domain names	5 years	—	—	—	194,202	—	194,202
Software	4 years	298,977	256,400	42,577	298,977	293,772	5,205
Technology	4 years	1,361,900	1,167,954	193,946	1,361,900	1,338,191	23,709

		$3,299,451	$2,548,536	$750,915	$3,493,653	$2,920,002	$573,651

The Company is amortizing the acquired intangible assets on a straight-line basis over the estimated useful lives noted above. Amortization expense for intangible assets was $185,733 and $371,466 for the three and six months ended June 30, 2009 and 2010, respectively. Amortization relating to software and technology is recorded within cost of revenues and the amortization of trademark, customer base, and domain names is recorded within operating expenses. Future estimated amortization expense for intangible assets was as follows at June 30, 2010:

Amortization Expense (years Ending December 31)	Amount
2010	$202,482
2011	225,517
2012	38,840
2013	38,840
2014	38,840
2015	29,132
          5. Accrued Expenses
     Accrued expenses consisted of the following:

	December 31,	June 30,
	2009	2010
Marketing programs	$1,242,250	$2,210,624
Payroll and payroll related	3,185,126	3,259,538
Professional fees	450,788	333,957
Other accrued liabilities	2,445,012	2,274,697

Total accrued expenses	$7,323,176	$8,078,816

          6. Income Taxes
     The Company’s tax provision for the three and six months ended June 30, 2010 includes a tax benefit of approximately $5,572,000 related to the reversal of its valuation allowance against U.S. and certain foreign deferred tax assets offset by a provision for federal, state and foreign income taxes of approximately $661,000 and $800,000, respectively. The Company’s tax provision for the three and six months ended June 30, 2009 primarily consists of alternative minimum taxes, foreign income taxes and a deferred provision related to the book and tax basis differences of goodwill. The 2009 provision was substantially offset by a decrease to the valuation allowance as net loss carryforwards were utilized to offset domestic pretax income for the period.
     Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carryforwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. At each balance sheet date, the Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2009 and March 31, 2010, the Company provided a full valuation allowance against its deferred tax assets as it believed the objective and verifiable evidence of its historical pretax net losses outweighed the positive evidence of its pre-tax income for the year ended December 31, 2009 and the three months ended March 31, 2010 and forecasted future results.
     At June 30, 2010, the Company reassessed the need for a valuation allowance against its deferred tax assets and concluded that it was more likely than not that it would be able to realize certain of its deferred tax assets primarily as a results of continued profitability and forecasted future results. Accordingly, the Company reversed its valuation allowance related to its U.S. and certain foreign deferred tax assets and recorded an income tax benefit of approximately $5,572,000 for the three months ended June 30, 2010. The release of the valuation allowance was approximately $9,077,000, of which a portion was recorded as a discrete item in the period ended June 30, 2010, and the remaining portion, which primarily relates to deferred tax assets expected to be utilized in 2010, will impact the effective income tax rate in 2010. As of June 30, 2010, the Company maintained a full valuation allowance related to the deferred tax assets of its Hungarian subsidiary.
     The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. The Company has no amount recorded for any unrecognized tax benefits, and its policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the three and six months ended June 30, 2009 and 2010, the Company did not recognize any interest or penalties in its statements of operations, and there are no accruals for interest or penalties at December 31, 2009 or June 30, 2010.
     The Company has performed an analysis of its ownership changes as defined by Section 382 of the Internal Revenue Code and has determined that an ownership change as defined by Section 382 occurred in October 2004 and March 2010 resulting in approximately $219,000 and $12,133,000, respectively, of net operating losses (“NOLs”) being subject to limitation. As of December 31, 2009 and June 30, 2010, the Company believes all NOLs generated by the Company, including those subject to limitation, are available for utilization given the Company’s large annual limitation amount.
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
          8. Stock Option Plans
     On June 9, 2009, the Company’s Board of Directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which became effective upon the closing of the IPO. A total of 800,000 shares of common stock, subject to increase on an annual basis, were reserved for future issuance under the 2009 Plan. Shares of common stock reserved for issuance under the 2007 Stock Incentive Plan that remained available for issuance at the time of effectiveness of the 2009 Plan and any shares of common stock subject to awards under the 2007 Plan that expire, terminate, or are otherwise forfeited, canceled, or repurchased by the Company were added to the number of shares available under the 2009 Plan. The 2009 Plan is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control. On January 1, 2010, subject to the provisions of the 2009 Plan, 448,996 shares were added to the shares available for grant under the 2009 Plan. On May 27, 2010, the Company’s stockholders approved a 2,000,000 share increase to the shares available for grant under the 2009 Plan and removed the annual automatic share increase provision from the 2009 Plan. There were 2,415,653 shares available for grant under the 2009 Plan as of June 30, 2010.
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
The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.15%	2.18%	1.88% - 2.15%	2.18 -2.46%
Expected term (in years)	6.25	5.56 - 6.25	6.25	5.56 - 6.25
Volatility	75%	70%	75%	70% - 75%
The following table summarizes stock option activity, including performance-based options:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Shares	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding, January 1, 2010	3,046,971	$4.90	6.8	$45,814,298

Granted	922,950	20.68
Exercised	(832,776)	2.78		15,636,940

Forfeited	(112,875)	9.91

Outstanding, June 30, 2010	3,024,270	10.11	7.5	48,748,785

Exercisable at December 31, 2009	2,199,171	3.16	6.3	37,072,985

Exercisable at June 30, 2010	1,555,145	4.19	6.1	34,280,802

     The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2009, of $19.95, and $26.23 per share on June 30, 2010, or at time of exercise, and the exercise price of the options.
     The weighted average grant date fair value of stock options issued or modified was $11.02 per share for the year ended December 31, 2009, and $13.70 for the six months ended June 30, 2010.

     The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table:

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2009	2010	2009	2010
Cost of revenue	$14,839	$105,264	$29,165	$137,434
Research and development	94,635	137,155	175,859	273,118
Selling and marketing	238,331	376,549	457,971	612,069
General and administrative	258,400	594,089	551,388	1,217,235

	$606,205	$1,213,057	$1,214,383	$2,239,856

As of December 31, 2009 and June 30, 2010, there was approximately $4,657,000 and $13,687,000, respectively, of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock option grants which are expected to be recognized over a weighted average period of 2.1 and 3.0 years, respectively. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

During the three months ended June 30, 2010, the Company realized a tax benefit from the exercise of stock options and recorded an excess tax benefit and an increase to additional paid-in capital of approximately $1,186,000.

Of the total stock options issued subject to the plans, certain stock options have performance-based vesting. These performance-based options granted during 2004 and 2007 were generally granted at-the-money, contingently vest over a period of two to four years depending upon the nature of the performance goal, and have a contractual life of ten years.

The performance-based stock option activity is summarized below:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Shares	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding, January 1, 2010	642,732	$1.25	5.7	$12,019,088

Granted	—
Exercised	(38,000)	1.25		796,373

Forfeited	—

Outstanding, June 30, 2010	604,732	1.25	5.1	11,755,990

Exercisable at December 31, 2009	642,732	1.25	5.7	12,019,088

Exercisable at June 30, 2010	604,732	1.25	5.1	15,106,205

     The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2009, of $19.95 per share, and $26.23 per share on June 30, 2010, and the exercise price of the options.
          9. Commitments and Contingencies
     Operating Leases — The Company has operating lease agreements for offices in Massachusetts, Hungary, The Netherlands, Australia and England that expire in 2010 through 2014. The lease agreement for the Massachusetts office requires a security deposit of $125,000 in the form of a letter of credit which is collateralized by a certificate of deposit in the same amount. The lease agreement for one of the Company’s Hungarian offices requires a security deposit, which totaled approximately $208,000 (45,359,642 HUF) at June 30, 2010. The certificate of deposit and the security deposit are classified as restricted cash. The Netherlands and Budapest, Hungary leases contain termination options which allow the Company to terminate the leases pursuant to certain lease provisions.
     In July 2010, the Company amended its Massachusetts lease in order to add additional office space to its corporate headquarters. The term of the new office space begins September 2010 and extends through February 2013, the termination date of the original lease. The approximate annual lease payments for the additional office space are $330,000.
     Rent expense under these leases was approximately $376,000, $520,000, $711,000 and $1,038,000 for the three and six months ended June 30, 2009 and 2010, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

     The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $371,000, $398,000, $716,000 and $757,000 for the three and six months ended June 30, 2009 and 2010, respectively.
     Litigation —On June 2, 2009, PB&J Software, LLC, or PB&J, filed a complaint that named the Company and four other companies as defendants in a lawsuit in the U.S. District Court for the District of Minnesota (Civil Action No. 09-cv-206-JMR/SRN). The Company received service of the complaint on July 20, 2009. The complaint alleges that the Company infringed U.S. Patent No. 7,310,736, which allegedly is owned by PB&J and has claims directed to a particular application or system for transferring or storing back-up copies of files from one computer to a second computer. On July 27, 2010, the Company and PB&J entered into a License Agreement which granted the Company a fully-paid license covering the patent at issue in the action and mutually released each party from all claims. The Company paid PB&J a one-time $65,000 licensing fee. As a result the Company expects the action to be dismissed by the court in August of 2010.
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
          10. Related Party Transactions
     In December 2007, the Company entered into a strategic connectivity service and marketing agreement with Intel Corporation to jointly develop a service that delivers connectivity to computers built with Intel components. Under the terms of the multi-year agreement, the Company adapted its service delivery platform, Gravity, to work with specific technology delivered with Intel hardware and software products. The agreement provides that Intel will market and sell the service to its customers. Intel pays the Company a minimum license and service fee on a quarterly basis during the multi-year term of the agreement. The Company began recognizing revenue associated with the Intel service and marketing agreement upon receipt of acceptance in the quarter ended September 30, 2008. In addition, the Company and Intel share revenue generated by the use of the service by third parties to the extent it exceeds the minimum payments. In conjunction with this agreement, Intel Capital purchased 2,222,223 shares of the Company’s Series B-1 redeemable convertible preferred stock for $10,000,004, which were converted into 888,889 shares of common stock in connection with the closing of the IPO on July 7, 2009. The Company believes Intel intends to terminate the connectivity service and marketing agreement early. If terminated in the fourth quarter of 2010, Intel will not owe the Company any of the $5.0 million in fees associated with 2011, the final year of the agreement, but will pay the Company a one-time termination payment of $2.5 million.
     In June 2009, the Company entered into a license, royalty and referral agreement with Intel Americas, Inc., pursuant to which the Company will pay Intel specified royalties with respect to subscriptions to its products that incorporate the Intel technology covered by the service and marketing agreement with Intel Corporation. In addition, in the event Intel refers customers to the Company under this agreement, the Company will pay Intel specified fees. This agreement expired in June 2010 in accordance with its original terms.
     At December 31, 2009 and June 30, 2010, Intel owed the Company approximately $101,000 and $43,000, respectively, recorded as a non-trade receivable relating to this agreement. The Company recognized approximately $1,518,000, $1,487,000, $3,036,000 and $2,973,000 of net revenue relating to these agreements for the three and six months ended June 30, 2009 and 2010, respectively. As of December 31, 2009, the Company had recorded approximately $2,143,000 related to this agreement as deferred revenue of which approximately $1,071,000 was classified as long term deferred revenue. As of June 30, 2010, the Company has recorded approximately $1,607,000 related to this agreement as deferred revenue, of which approximately $536,000 is classified as long-term deferred revenue. The Company recorded operating expense relating to referral fees of approximately $19,000 and $23,000 relating to this agreement during the three and six months ended June 30, 2010. Approximately $19,000 and $0 relating to the referral fees and $5,000 and $0 relating to license fees are payable to Intel as of December 31, 2009 and June 30, 2010, respectively.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 included in our Annual Report on Form 10-K , filed with the Securities and Exchange Commission, or SEC, on February 26, 2010. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q . We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q .

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
     We derive our revenue principally from subscription fees from SMBs, IT service providers and consumers. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the six months ended June 30, 2010, we generated revenues of $44.8 million, compared to $35.2 million for the six months ended June 30, 2009, an increase of approximately 27%. In fiscal 2009, we generated revenues of $74.4 million.
     In addition to selling our services to end users, we entered into a service and marketing agreement with Intel Corporation in December 2007 pursuant to which we have adapted our service delivery platform, Gravity, to work with specific technology delivered with Intel hardware and software products. The agreement provides that Intel will market and sell the services to its customers. Intel pays us a minimum license and service fee on a quarterly basis during the term of the agreement, and we share with Intel revenue generated by the use of the services by third parties to the extent it exceeds the minimum payments. We began recognizing revenue associated with the Intel service and marketing agreement in the quarter ended September 30, 2008 upon receipt of customer acceptance. During the six months ended June 30, 2010, we recognized $3.0 million in net revenue from this agreement.
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
•	We continue to closely monitor current adverse economic conditions, particularly as they impact SMBs, IT service providers and consumers. We are unable to predict the likely duration and severity of the current adverse economic conditions in the United States and other countries, but the longer the duration the greater risks we face in operating our business.

•	We believe that competition will continue to increase. Increased competition could result from existing competitors or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

•	We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.

•	We believe Intel intends to discontinue its Remote PC Assist service in the fourth quarter of 2010 and to terminate its connectivity service and marketing agreement with us early. If terminated in the fourth quarter of 2010, Intel will not owe us any of the $5.0 million in fees associated with 2011, the final year of the agreement, but will pay us a one-time termination payment of $2.5 million.
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
     In addition to our subscription fees, to a lesser extent, we also generate revenue from license and annual maintenance fees from the licensing of our RemotelyAnywhere product. We license RemotelyAnywhere to our customers on a perpetual basis. Because we do not have vendor specific objective evidence of fair value, or VSOE, for our maintenance arrangements, we record the initial license and maintenance fee as deferred revenue and recognize the fees as revenue ratably, on a daily basis, over the initial maintenance period. We also initially record maintenance fees for subsequent maintenance periods as deferred revenue and recognize revenue ratably, on a daily basis, over the maintenance period. We also generate revenue from the license of our Ignition for iPhone and iPad product which is sold as a perpetual license and is recognized as delivered. Revenue from RemotelyAnywhere and Ignition for iPhone and iPad represented approximately 7% and 6% of our revenue for the three and six months ended June 30, 2010, respectively.
Employees
     We have increased our number of full-time employees to 378 at June 30, 2010 as compared to 338 at December 31, 2009 and 320 at June 30, 2009.

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
     Cost of Revenue. Cost of revenue consists primarily of costs associated with our data center operations and customer support centers, including wages and benefits for personnel, telecommunication and hosting fees for our services, equipment maintenance, maintenance and license fees for software licenses and depreciation. Additionally, amortization expense associated with the acquired software and technology is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers is related to the number of customers who subscribe to our services and the complexity and redundancy of our services and hosting infrastructure. We expect these expenses to increase in absolute dollars as we continue to increase our number of customers over time but, in total, to remain relatively constant as a percentage of revenue.
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
     General and Administrative. General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, finance and accounting personnel, professional fees, insurance and other corporate expenses. We expect that general and administrative expenses will increase as we continue to add personnel and enhance our internal information systems in connection with the growth of our business. In addition, we anticipate that we will incur additional personnel expenses, professional service fees, including auditing, legal and insurance costs. We expect that our general and administrative expenses will increase in both absolute dollars and as a percentage of revenue.
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
     During the three and six months ended June 30, 2010, there were no significant changes in our critical accounting policies or estimates. See Notes 2, 6 and 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010, for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.
Results of Consolidated Operations
     The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Revenue	100%	100%	100%	100%
Cost of revenue	10	10	10	10

Gross profit	90	90	90	90

Operating expenses:
Research and development	16	16	17	16
Sales and marketing	49	46	49	46
General and administrative	10	11	10	12
Amortization of acquired intangibles	1	1	—	1

Total operating expenses	76	74	76	75

Income from operations	14	16	14	15
Interest and other expense, net	(1)	1	(1)	—

Income before for income taxes	13	17	13	15
Benefit (provision) for income taxes	—	21	—	11

Net income	13%	38%	13%	26%

Three Months Ended June 30, 2010 and 2009
     Revenue. Revenue for the three months ended June 30, 2010 was $23.5 million, an increase of $5.5 million, or 30%, over revenue of $18.0 million for the three months ended June 30, 2009. Of the 30% increase in revenue, the majority of the increase was due to an increase in revenue from new customers, as our total number of premium accounts increased to approximately 405,000 at June 30, 2010 from approximately 200,000 premium accounts at June 30, 2009, and incremental add-on revenues from the our existing customer base.
     Cost of Revenue. Cost of revenue for the three months ended June 30, 2010 was $2.3 million, an increase of $0.4 million, or 22%, over cost of revenue of $1.9 million for the three months ended June 30, 2009. As a percentage of revenue, cost of revenue was 10% for the three months ended June 30, 2010 and 2009. The increase in absolute dollars resulted primarily from an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. Of the increase in cost of revenue, $0.2 million resulted from increased data center costs associated with the hosting of our services. The increase in data center costs was due to the expansion of our data center facilities as we added capacity to our hosting infrastructure. Additionally, $0.2 million of the increase in cost of revenue was due to the increased costs in our customer support organization we incurred, primarily as a result of hiring new employees to support our customer growth.
     Research and Development Expenses. Research and development expenses for the three months ended June 30, 2010 were $3.8 million, an increase of $0.9 million, or 29%, over research and development expenses of $3.0 million for the three months ended June 30, 2009. As a percentage of revenue, research and development expenses were 16% for the three months ended June 30, 2010 and 2009. The increase in absolute dollars was primarily due to a $0.7 million increase in personnel-related costs, including salary and other compensation related costs. The increase was also due to a $0.1 million increase in rent costs primarily related to our new office space in Budapest, Hungary.
     Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2010 were $10.8 million, an increase of $1.9 million, or 22%, over sales and marketing expenses of $8.9 million for the three months ended June 30, 2009. As a percentage of revenue, sales and marketing expenses were 46% and 49% for the three months ended June 30, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to a $1.0 million increase in marketing program costs and a $0.7 million increase in personnel related and recruiting costs from additional employees hired to support our growth in sales and expand our marketing efforts. The increase was also due to a $0.2 million increase in other miscellaneous expenses, which primarily consists of credit card processing fees.
     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2010 were $2.7 million, an increase of $0.9 million, or 50%, over general and administrative expenses of $1.8 million for the three months ended June 30, 2009. As a percentage of revenue, general and administrative expenses were 11% and 10% for the three months ended June 30, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to a $0.6 million increase in personnel-related costs as we increased the number of general and administrative employees to support our overall growth. The increase was also due to a $0.1 million increase in audit related costs and a $0.1 million increase in corporate insurance costs.
     Amortization of Acquired Intangibles. Amortization of acquired intangibles for the three months ended June 30, 2010 and 2009 was $0.1 million and related to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc.

     Interest and Other (Income) Expense, Net. Interest and other (income) expense, net for the three months ended June 30, 2010 was income of approximately $0.1 million, compared to an expense of approximately $0.1 million for the three months ended June 30, 2009. The change was mainly due to an increase in interest income on our marketable securities and an increase in foreign exchange gains.
     Income Taxes. During the three months ended June 30, 2010, we recorded a one-time tax benefit of $5.6 million offset by a provision for federal, state and foreign income taxes of approximately $661,000. For the three months ended June 30, 2009, we recorded a provision primarily for federal alternative minimum taxes, foreign and state income taxes totaling approximately $75,000 and a federal income tax provision which was offset by the change in the valuation allowance. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2009 and March 31, 2010, we provided a full valuation allowance against our deferred tax assets as we believed the objective and verifiable evidence of our historical pretax net losses outweighed the positive evidence of our pre-tax income for the year ended December 31, 2009 and the three months ended March 31, 2010 and forecasted future results.
     At June 30, 2010, we reassessed the need for a valuation allowance against our deferred tax assets and concluded that it was more likely than not that we would be able to realize certain of our deferred tax assets primarily as a result of continued profitability and forecasted future results. Accordingly, we reversed our valuation allowance related to our U.S. and certain foreign deferred tax assets. As of June 30, 2010, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary.
     Our effective income tax rate for the three months ended June 30, 2010 was a benefit of 121% on pre-tax income of $4.1 million. Our effective rate for the period is lower than the statutory federal income tax rate of 34% due primarily to the tax benefit of $5.6 million related to the release of our valuation allowance, partially offset by foreign income taxes.
     Net Income. We recognized net income of $9.0 million for the three months ended June 30, 2010, an increase of $6.6 million, or 284%, over net income of $2.3 million for the three months ended June 30, 2009. The increase in net income arose principally from a one-time tax benefit of $5.6 million as a result of reversing the valuation allowance against our U.S. and certain foreign deferred tax assets. The increase was also a result of an increase in revenues partially offset by an increase in operating expenses.
Six Months Ended June 30, 2010 and 2009
     Revenue. Revenue for the six months ended June 30, 2010 was $44.8 million, an increase of $9.6 million, or 27%, over revenue of $35.2 million for the six months ended June 30, 2009. Of the 27% increase in revenue, the majority of the increase was due to increases in revenue from new customers, as our total number of premium accounts increased to approximately 405,000 at June 30, 2010 from approximately 200,000 premium accounts at June 30, 2009, and incremental add-on revenues from the our existing customer base.
     Cost of Revenue. Cost of revenue for the six months ended June 30, 2010 was $4.5 million, an increase of $0.9 million, or 25%, over cost of revenue of $3.6 million for the six months ended June 30, 2009. As a percentage of revenue, cost of revenue was 10% for the six months ended June 30, 2010 and 2009. The increase in absolute dollars resulted primarily from an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. Of the increase in cost of revenue, $0.5 million resulted from increased data center costs associated with the hosting of our services. The increase in data center costs was due to the expansion of our data center facilities as we added capacity to our hosting infrastructure. Additionally, $0.4 million of the increase in cost of revenue was due to the increased costs in our customer support organization we incurred, primarily as a result of hiring new employees to support our customer growth.
     Research and Development Expenses. Research and development expenses for the six months ended June 30, 2010 were $7.3 million, an increase of $1.4 million, or 24%, over research and development expenses of $5.9 million for the six months ended June 30, 2009. As a percentage of revenue, research and development expenses were 16% and 17% for the six months ended June 30, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to a $1.1 million increase in personnel-related costs, including salary and other compensation related costs. The increase was also due to a $0.3 million increase in rent costs primarily related to our new office space in Budapest, Hungary.
     Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2010 were $20.6 million, an increase of $3.3 million, or 19%, over sales and marketing expenses of $17.3 million for the six months ended June 30, 2009. As a percentage of revenue, sales and marketing expenses were 46% and 49% for the six months ended June 30, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to a $1.6 million increase in marketing program costs and a $1.0 million increase in personnel related and recruiting costs from additional employees hired to support our growth in sales and expand our marketing efforts. The increase was also due to a $0.1 million increase in consultant costs, a $0.1 million increase in travel related costs and a $0.5 million increase in other miscellaneous expenses, which primarily consists of credit card processing fees.
     General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2010 were $5.5 million, an increase of $2.0 million, or 59%, over general and administrative expenses of $3.4 million for the six months ended June 30, 2009. As a percentage of revenue, general and administrative expenses were 12% and 10% for the six months ended June 30, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to a $1.2 million increase in personnel-related costs as we increased the number of general and administrative employees to support our overall growth. The increase was also due to a $0.2 million increase in audit related costs, a $0.3 million increase in corporate insurance costs, a $0.1 million increase in consultant costs and a $0.2 million increase in other miscellaneous expenses, primarily consisting of investor relations costs and miscellaneous tax related expenses.
     Amortization of Acquired Intangibles. Amortization of acquired intangibles for the six months ended June 30, 2010 and 2009 was $0.2 million and related to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc.
     Interest and Other (Income) Expense, Net. Interest and other (income) expense, net for the six months ended June 30, 2010 was income of approximately $0.2 million, compared to an expense of approximately $0.1 million for the six months ended June 30, 2009. The change was mainly due to an increase in interest income from marketable securities and a decrease in foreign exchange losses.

     Income Taxes. During the six months ended June 30, 2010, we recorded a one-time tax benefit of $5.6 million offset by a provision for federal, state and foreign income taxes of approximately $800,000. For the six months ended June 30, 2009, we recorded a provision primarily for federal alternative minimum taxes, foreign and state income taxes totaling $0.2 million, and a federal income tax provision which was offset by the change in the valuation allowance. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2009 and March 31, 2010, we provided a full valuation allowance related to our deferred tax assets as we believed the objective and verifiable evidence of our historical pretax net losses outweighed the positive evidence of our pre-tax income for the year ended December 31, 2009 and the three months ended March 31, 2010 and forecasted future results.
     At June 30, 2010, we reassessed the need for a valuation allowance against our deferred tax assets and concluded that it was more likely than not that we would be able to realize certain of our deferred tax assets primarily as a result of continued profitability and forecasted future results. Accordingly, we reversed our valuation allowance related to our U.S. and certain foreign deferred tax assets. As of June 30, 2010, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary.
     Our effective income tax rate for the six months ended June 30, 2010 was a benefit of 69% on pre-tax income of $6.9 million. Our effective rate for the period is lower than the statutory federal income tax rate of 34% due primarily to the tax benefit of $5.6 million related to the reversal of our valuation allowance, partially offset by foreign income taxes.
     Net Income. We recognized net income of $11.7 million for the six months ended June 30, 2010, an increase of $7.2 million, or 162%, over net income of $4.5 million for the six months ended June 30, 2009. The increase in net income arose principally from a one-time tax benefit of $5.6 million as a result of reversing the valuation allowance against our U.S. and certain foreign deferred tax assets. The increase was also a result of an increase in revenues partially offset by an increase in operating expenses.
Liquidity and Capital Resources
     The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2009	2010
	(In thousands)
Net cash provided by operations	$9,368	$15,160
Net cash used in investing activities	(2,114)	(46,880)
Net cash provided by financing activities	(99)	3,341
Effect of exchange rate changes	48	(712)

Net increase (decrease) in cash	$7,203	$(29,091)

     At June 30, 2010, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $146.5 million.
Cash Flows From Operating Activities
     Net cash provided by operating activities was $15.2 million for the six months ended June 30, 2010 as compared to $9.4 million for the six months ended June 30, 2009. The $5.8 million increase in net cash flows from operating activities was mainly due to an increase in net income of $7.2 million for the six months ended June 30, 2010 over the six months ended June 30, 2009. Included in the $7.2 million increase in net income was a $5.6 million benefit from income taxes resulting from the reversal of the valuation allowance against our U.S. deferred tax assets.
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
Cash Flows From Investing Activities
     Net cash used in investing activities was $46.9 million for the six months ended June 30, 2010 as compared to $2.1 million for the six months ended June 30, 2009. Net cash used in investing activities during the six months ended June 30, 2010 was mainly due to the purchase of $105.3 million of marketable securities offset by proceeds of $60.0 million from maturity of marketable securities. Net cash used in investing activities was also due to $1.3 million from purchases of property and equipment mainly for use in our existing data centers as well as $0.2 million from cash paid to acquire intangible assets including the purchase of domain names and trademarks.
     Net cash used in investing activities during the six months ended June 30, 2009 consisted primarily of the purchase of equipment. Purchases of equipment resulted from the expansion of our data centers as well as an increase in the number of our employees in connection with the expansion of our office and related infrastructure.
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
Cash Flows From Financing Activities
     Net cash flows provided by financing activities were $3.3 million for the six months ended June 30, 2010 as compared to a use of $0.1 million of cash for the six months ended June 30, 2009. Net cash provided by financing activities for the six months ended June 30, 2010 was due to $2.4 million in proceeds received from the issuance of common stock upon exercise of stock options as well as a $1.2 million income tax benefit from the exercise of stock options offset by $0.2 million in payments made in connection with our secondary public offering.
     Net cash flows used in financing activities were $0.1 million for the six months ended June 30, 2009 and were mainly the result of fees related to our IPO, partially offset by proceeds received from the issuance of common stock upon the exercise of stock options.
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

     The commitments under our operating leases shown above consist primarily of lease payments for our Woburn, Massachusetts corporate headquarters, our international sales and marketing offices located in The Netherlands, Australia and England and our research and development offices in Hungary and contractual obligations related to our data centers.
     The table above excludes the amendment to our Massachusetts lease. In July 2010, we amended our Massachusetts lease in order to add additional office space to our corporate headquarters. The term of the new office space begins in September 2010 and extends through February 2013, the termination date of the original lease. The approximate annual lease payments for the additional office space are $330,000.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a result of the majority of our research and development expenditures being made from our Hungarian research and development facilities, and in our international sales and marketing offices in Amsterdam, The Netherlands, London, England, Sydney, Australia and Brazil. In the six months ended June 30, 2010, approximately 14%, 11%, 1%, 3% and less than 1% of our operating expenses occurred in our operations in Hungary, The Netherlands, England, Australia and Brazil, respectively. In the six months ended June 30, 2009, approximately 16%, 13% and 2% of our operating expenses occurred in our operations in Hungary, The Netherlands and Australia, respectively.

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
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On June 2, 2009, PB&J Software, LLC, or PB&J, filed a complaint that named us and four other companies as defendants in a lawsuit in the U.S. District Court for the District of Minnesota (Civil Action No. 09-cv-206-JMR/SRN). We received service of the complaint on July 20, 2009. The complaint alleges that we infringed U.S. Patent No. 7,310,736, which allegedly is owned by PB&J and has claims directed to a particular application or system for transferring or storing back-up copies of files from one computer to a second computer. On July 27, 2010, the Company and PB&J entered into a License Agreement which granted the Company a fully-paid license covering the patent at issue in the action and mutually released each party from all claims. The Company paid PB&J a one-time $65,000 licensing fee. As a result the Company expects the action to be dismissed by the court in August of 2010.
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
     In December 2007, we entered into a connectivity service and marketing agreement with Intel Corporation to jointly develop and market a service that delivers connectivity to computers built with Intel components. Under the terms of this four-year agreement, we adapted our service delivery platform, Gravity, to work with specific technology delivered with Intel hardware and software products. If we are unable to renew our agreement with Intel after the initial four-year term on commercially reasonable terms, or at all, our revenue would decrease. In addition, the agreement grants Intel early termination rights in certain circumstances, such as a failure of the parties to exceed certain minimum revenue levels after the third year of the agreement. We believe Intel intends to terminate the connectivity service and marketing agreement early. If terminated in the fourth quarter of 2010, Intel will not owe us any of the $5.0 million in fees associated with 2011, the final year of the agreement, but will pay us a one-time termination payment of $2.5 million. If Intel exercises any of its early termination rights, even after Intel’s payment of required early termination fees, our revenues may decrease.
Assertions by a third party that our services infringe its intellectual property, whether or not correct, could subject us to costly and time-consuming litigation or expensive licenses.
     There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and become increasingly visible, the possibility of intellectual property rights claims against us may grow. Since our inception, we have been defendants in four patent infringement lawsuits and paid approximately $2.9 million to settle these lawsuits.
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
We have had a history of losses.
     We experienced net losses of $9.1 million for 2007, and $5.4 million for 2008. In the quarter ended September 30, 2008, we achieved profitability and reported net income for the first time. We reported net income of $8.8 million for 2009 and $11.8 million for the six months ended June 30, 2010. We cannot predict if we will sustain this profitability or, if we fail to sustain this profitability, again attain profitability in the near future or at all. We expect to continue making significant future expenditures to develop and expand our business. In addition, as a public company, we incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures make it harder for us to maintain future profitability. Our recent growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this report and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to maintain profitability, and we may incur significant losses for the foreseeable future.
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
We provide minimum service level commitments to some of our customers, the failure of which to meet could cause us to issue credits for future services or pay penalties, which could significantly harm our revenue.
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
     We increased our number of full-time employees from 209 at December 31, 2007, to 287 at December 31, 2008, to 338 at December 31, 2009, and to 378 at June 30, 2010 and our revenue increased from $27.0 million in 2007 to $51.7 million in 2008 to $74.4 million in 2009 and to $44.8 million in the six months ended June 30, 2010. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.
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
     Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until July 23, 2010, our common stock has traded as high as $31.23 and as low as $15.15. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
     If our existing stockholders sell a large number of shares of our common stock or the public market perceives that such existing stockholders might sell shares of common stock, the trading price of our common stock could decline significantly.
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
     We did not sell any unregistered securities in the three months ended June 30, 2010.
(b) Use of Proceeds from Public Offering of Common Stock
     On July 7, 2009, we closed our IPO, in which 7,666,667 shares of common stock were sold at a price to the public of $16.00 per share. We sold 5,750,000 shares of our common stock in the offering and selling stockholders sold 1,916,667 of the shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was

$122.7 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-148620), which was declared effective by the SEC on June 30, 2009. We raised approximately $83.0 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other estimated offering costs of $2.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. From the effective date of the registration statement through June 30, 2010, we have not used any of the net proceeds of the IPO. We intend to use the net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. Pending these uses, we have invested the funds in a registered money market. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
     On November 19, 2009, we closed a secondary public offering of our common stock. On December 16, 2009, we closed the sale of additional shares of common stock issued in the offering upon the exercise of the underwriters’ over-allotment option. In aggregate, a total of 3,326,609 shares of common stock were sold at a price to the public of $18.50 per share. We sold 99,778 shares of our common stock in the offering and selling stockholders sold an additional 3,226,831 shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $61.5 million. The offer and sale of all of the shares in the secondary offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-162936), which was declared effective by the SEC on November 19, 2009. We raised approximately $1.2 million in net proceeds after deducting underwriting discounts and commissions of $0.1 million and other estimated offering costs of $0.5 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. From the effective date of the registration statement through June 30, 2010, we have not used any of the net proceeds received from our secondary public offering. We intend to use the net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. There has been no material change in the planned use of proceeds from our secondary public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
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

LOGMEIN, INC.
Date: July 29, 2010	By:	/s/ Michael K. Simon
Michael K Simon
President and Chief Executive Officer (Principal Executive Officer)

Date: July 29, 2010	By:	/s/ James F. Kelliher
James F. Kelliher
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description
10.1	Third Amendment to Lease, dated July 1, 2010, between the Registrant and Acquiport Unicorn, Inc.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1 +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by
Chief Executive Officer.

32.2 +	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by
Chief Financial Officer.

+	This certification shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, or otherwise subject to the liability of that Section, nor shall it be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934.