Form 10-Q
period 2010-09-30
LogMeIn, Inc.
filed 2010-10-28
CIK 1420302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
As of October 20, 2010, there were 23,681,570 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

LOGMEIN, INC.

Part I. Financial Information
Item 1. Financial Statements
LogMeIn, Inc.
Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2009	2010

ASSETS
Current assets:
Cash and cash equivalents	$100,290,001	$75,640,381
Marketable securities	29,956,204	80,374,944
Accounts receivable (net of allowance for doubtful accounts of $83,000 and $108,000 as of December 31, 2009 and September 30, 2010, respectively)	4,149,645	5,826,595
Prepaid expenses and other current assets (including $101,000 and $61,000 of non-trade receivable due from related party at December 31, 2009 and September 30, 2010, respectively)	1,834,244	2,159,748
Deferred income tax assets	—	2,056,138

Total current assets	136,230,094	166,057,806
Property and equipment, net	4,859,139	5,553,783
Restricted cash	373,184	357,361
Intangibles, net	750,915	645,244
Goodwill	615,299	615,299
Other assets	29,918	24,277
Deferred income tax assets	—	4,602,568

Total assets	$142,858,549	$177,856,338

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,328,223	$3,549,515
Accrued liabilities	7,323,176	8,883,719
Deferred revenue, current portion	32,190,539	39,478,928

Total current liabilities	41,841,938	51,912,162
Deferred revenue, net of current portion	1,912,329	982,651
Other long-term liabilities	594,931	470,683

Total liabilities	44,349,198	53,365,496

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value — 75,000,000 shares authorized as of December 31, 2009 and September 30, 2010; 22,448,808 and 23,624,045 shares outstanding as of December 31, 2009 and September 30, 2010, respectively	224,488	236,240
Additional paid-in capital	122,465,372	132,669,428
Accumulated deficit	(24,182,960)	(8,471,204)
Accumulated other comprehensive income	2,451	56,378

Total stockholders’ equity	98,509,351	124,490,842

Total liabilities and stockholders’ equity	$142,858,549	$177,856,338

See notes to condensed consolidated financial statements.

LogMeIn, Inc.
Condensed Consolidated Statements of Income

	Three Months		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010

Revenue (including $1,485,000, $4,521,000, $1,738,000 and $4,711,000 from a related party during the three and nine months ended September 30, 2009 and 2010, respectively)	$18,970,752	$25,349,529	$54,174,989	$70,166,783
Cost of revenue	1,909,976	2,243,288	5,507,722	6,728,223

Gross profit	17,060,776	23,106,241	48,667,267	63,438,560

Operating expenses
Research and development	3,578,728	3,560,484	9,487,212	10,874,451
Sales and marketing	9,059,326	11,506,645	26,378,524	32,153,542
General and administrative	2,344,130	2,909,644	5,786,568	8,390,143
Amortization of intangibles	81,929	81,929	245,787	245,787

Total operating expenses	15,064,113	18,058,702	41,898,091	51,663,923

Income from operations	1,996,663	5,047,539	6,769,176	11,774,637
Interest income, net	42,017	202,369	66,871	456,319
Other expense	(140,979)	(66,902)	(300,897)	(102,337)

Income before income taxes	1,897,701	5,183,006	6,535,150	12,128,619
Benefit (provision) for income taxes	(47,846)	(1,188,475)	(212,021)	3,583,137

Net income	1,849,855	3,994,531	6,323,129	15,711,756

Accretion of redeemable convertible preferred stock	(49,084)	—	(1,311,225)	—

Net income attributable to common stockholders	$1,800,771	$3,994,531	$5,011,904	$15,711,756

Net income attributable to common stockholders per share:
Basic	$0.08	$0.17	$0.28	$0.68
Diluted	$0.07	$0.16	$0.27	$0.64
Weighted average shares outstanding:
Basic	21,372,510	23,435,172	9,857,792	23,072,983
Diluted	23,472,881	24,882,767	11,675,094	24,734,943
See notes to condensed consolidated financial statements.

LogMeIn, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2009	2010
Cash flows from operating activities
Net income	$6,323,129	$15,711,756
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,278,525	2,737,594
Amortization of premiums on investments	—	159,756
Provision for bad debts	85,000	65,000
Deferred income taxes	12,390	(3,755,556)
Income tax benefit from the exercise of stock options	—	(2,898,577)
Stock-based compensation	2,115,522	3,536,185
Loss (gain) on disposal of equipment	1,006	(1,882)
Changes in assets and liabilities:
Accounts receivable	185,247	(1,741,950)
Prepaid expenses and other current assets	(458,694)	(325,505)
Other assets	(9,676)	5,641
Accounts payable	478,625	849,586
Accrued liabilities	1,474,079	1,613,851
Deferred revenue	3,605,340	6,358,711
Other long-term liabilities	347,978	(124,248)

Net cash provided by operating activities	16,438,471	22,190,362

Cash flows from investing activities
Purchases of marketable securities	—	(155,388,550)
Proceeds from maturity of marketable securities	—	105,000,000
Purchases of property and equipment	(2,927,539)	(2,434,040)
Intangible asset additions	—	(376,638)
(Increase) decrease in restricted cash and deposits	(2,724)	5,118

Net cash used in investing activities	(2,930,263)	(53,194,110)

Cash flows from financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of issuance costs of $1,273,000	84,286,993	—
Payments of issuance costs related to secondary offering of common stock	—	(195,840)
Proceeds from issuance of common stock upon option exercises	166,088	3,776,705
Income tax benefit from the exercise of stock options	—	2,898,577

Net cash provided by financing activities	84,453,081	6,479,442

Effect of exchange rate changes on cash and cash equivalents and restricted cash	132,878	(125,314)

Net increase (decrease) in cash and cash equivalents	98,094,167	(24,649,620)
Cash and cash equivalents, beginning of period	22,912,981	100,290,001

Cash and cash equivalents, end of period	$121,007,148	$75,640,381

Supplemental disclosure of cash flow information
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$80,265	$677,646
Accretion of redeemable convertible preferred stock	$1,311,226	—
Deferred stock offering costs included in accounts payable and accrued liabilities	$110,751	—
Conversion of redeemable preferred stock to common stock	$36,154,494	—
See notes to condensed consolidated financial statements.

LogMeIn, Inc.
Notes to Condensed Consolidated Financial Statements
     1. Nature of the Business
     LogMeIn, Inc. (the “Company”) develops and markets a suite of remote access, remote support, and collaboration solutions that provide instant, secure connections between Internet enabled devices. The Company’s product line includes Gravity™, LogMeIn Free®, LogMeIn Pro2®, LogMeIn® Central™, LogMeIn Rescue®, LogMeIn® Rescue+Mobile™, LogMeIn Backup®, LogMeIn® IgnitionSM, LogMeIn Hamachi®, join.me™ and RemotelyAnywhere®. The Company is based in Woburn, Massachusetts with wholly-owned subsidiaries in Hungary, The Netherlands, Australia, England and Brazil.
     2. Summary of Significant Accounting Policies
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
     Unaudited Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited and have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read along with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 26, 2010. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.
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
     Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2009 and September 30, 2010, marketable securities consisted of U.S. government agency securities that have remaining maturities within two years and have an aggregate amortized cost of $30,009,895 and $80,238,690 and an aggregate fair value of $29,956,204 and $80,374,944, including $0 and $141,934 of unrealized gains and $53,691 and $5,680 of unrealized losses, respectively.
     Revenue Recognition — The Company derives revenue primarily from subscription fees related to its LogMeIn premium services and from the licensing of its Ignition for iPhone, iPad and Android software products and RemotelyAnywhere software and related maintenance.
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
     The Company recognizes revenue from the bundled delivery of its RemotelyAnywhere software product and related maintenance ratably, on a daily basis, over the term of the maintenance contract, generally one year, when there is persuasive evidence of an arrangement, the product has been provided to the customer, the collection of the fee is probable, and the amount of fees to be paid by the customer is fixed or determinable. The Company currently does not have vendor-specific objective evidence for the fair value of its maintenance arrangements and therefore the license and maintenance are bundled together. The Company recognizes revenue from the sale of its Ignition for iPhone, iPad and Android software product which is sold as a perpetual license and is recognized when there is persuasive evidence of an arrangement, the product has been provided to the customer, the collection of the fee is probable, and the amount of fees to be paid by the customer is fixed or determinable.
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
     Concentrations of Credit Risk and Significant Customers — The Company’s principal credit risk relates to its cash, cash equivalents, marketable securities, restricted cash, and accounts receivable. Cash, cash equivalents, and restricted cash are deposited primarily with financial institutions that management believes to be of high-credit quality and custody of its marketable securities is with an accredited financial institution. To manage accounts receivable credit risk, the Company regularly evaluates the creditworthiness of its customers and maintains allowances for potential credit losses. To date, losses resulting from uncollected receivables have not exceeded management’s expectations.
     As of September 30, 2010, one customer accounted for 13% of accounts receivable, and no customers accounted for more than 10% of revenue for the three or nine months ended September 30, 2009 and 2010. At December 30, 2009, there were no customers that accounted for 10% or more of accounts receivable.
     Foreign Currency Translation —The functional currency of operations outside the United States of America is deemed to be the currency of the local country. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency losses of approximately $141,000 and $67,000 for the three months ended September 30, 2009 and 2010, respectively and approximately $301,000 and $102,000 for the nine months ended September 30, 2009 and 2010, respectively.
     Stock-Based Compensation — Stock-based compensation is measured based upon the grant date fair value of the award and recognized as an expense in the financial statements over the vesting period of the award. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of stock based awards.
     Income Taxes — Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carry-forwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. At each balance sheet date, the Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2009 and March 31, 2010, the Company provided a full valuation allowance against its deferred tax assets as it believed the objective and verifiable evidence of its historical pretax net losses outweighed the positive evidence of its pre-tax income for the year ended December 31, 2009 and the three months ended March 31, 2010 and forecasted future results.
     At June 30, 2010, the Company reassessed the need for a valuation allowance against its deferred tax assets and concluded that it was more likely than not that it would be able to realize certain of its deferred tax assets primarily as a result of continued profitability and forecasted future results. Accordingly, the Company reversed its valuation allowance related to its U.S. and certain foreign deferred tax assets and recorded an income tax benefit of approximately $5,572,000 for the three months ended June 30, 2010. As of September 30, 2010, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary.
     The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through September 30, 2010, the Company has not identified any material uncertain tax positions for which liabilities would be required.
     Comprehensive Income — Comprehensive income is the change in stockholders’ equity during a period relating to transactions and other events and circumstances from non-owner sources and currently consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.
Comprehensive income was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net income	$1,849,855	$3,994,531	$6,323,129	$15,711,756
Cumulative translation adjustments	98,557	611,064	140,588	(136,019)
Unrealized gain on available-for-sale securities	—	46,894	—	189,946

Comprehensive income	$1,948,412	$4,652,489	$6,463,717	$15,765,683

     Net Income Attributable to Common Stockholders Per Share — The Company used the two-class method to compute net income per share for the three and nine month periods ended September 30, 2009, because the Company had previously issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the company. The two class method requires earnings available to common stockholders for the period, after an allocation of earnings to participating securities, to be allocated between common and participating securities based upon their respective rights to receive distributed and undistributed earnings. The Company’s convertible preferred stock was a participating security as it shared in any dividends paid to common stockholders. Such participating securities were automatically converted to common stock upon the Company’s IPO in July 2009. Basic net income attributable to common stockholders per share was computed after allocation of earnings to the convertible preferred stock (losses are not allocated) by using the weighted average number common shares outstanding for the period.
     The following potential common shares were excluded from the computation of diluted net income per share attributable to common stockholders because they had an anti-dilutive impact:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Options to purchase common stock	1,034,373	324,150	1,034,373	1,029,350
Conversion of redeemable convertible preferred stock (1)	12,360,523	—	12,360,523	—

Total options and conversion of convertible preferred stock	13,394,896	324,150	13,394,896	1,029,350

(1)	The redeemable convertible preferred stock was considered anti-dilutive for the period prior to the Company’s IPO in July 2009. Subsequent to the conversion, it is included in common stock.
Basic and diluted net income per share was calculated as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Basic net income per share
Numerator
Net income	1,849,855	6,323,129
Accretion of redeemable convertible preferred stock	(49,084)	(1,311,225)
Net income allocated to redeemable convertible preferred stock	(51,167)	(2,466,543)

Net income, as adjusted	$1,749,604	$2,545,361

Denominator
Weighted average common shares outstanding, basic	21,372,510	9,202,277

Basic net income per share	$0.08	$0.28

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Diluted net income per share
Numerator
Net income avilable to common shareholders	1,800,771	5,011,903
Accretion of redeemable convertible preferred stock	34,000	908,278

Net income, as adjusted	$1,834,771	$5,920,181

Denominator
Weighted average common shares outstanding	22,511,824	20,109,294
Add: Options to purchase common shares	2,100,371	1,817,302

Weighted average common shares outstanding, diluted	24,612,195	21,926,596

Diluted net income per share	$0.07	$0.27

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Basic net income per share
Numerator
Net income	$3,994,531	$15,711,756

Denominator
Weighted average common shares outstanding, basic	23,435,172	23,072,983

Basic net income per share	$0.17	$0.68

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Diluted net income per share
Numerator
Net income	$3,994,531	$15,711,756

Denominator
Weighted average common shares outstanding	23,435,172	23,072,983
Add: Options to purchase common shares	1,447,595	1,661,960

Weighted average common shares outstanding, diluted	24,882,767	24,734,943

Diluted net income per share	$0.16	$0.64

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
     The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value:

	Basis of Fair Value Measurements
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Items	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Balance at December 31, 2009
Cash equivalents — money market funds	$77,947,705	$77,947,705	$—	$—
Cash equivalents — bank deposits	5,003,453	—	5,003,453	—
Short-term marketable securities — U.S. government agency securities	29,956,204	29,956,204	—	—
Balance at September 30, 2010
Cash equivalents — money market funds	$47,902,489	$47,902,489	$—	$—
Cash equivalents — bank deposits	5,018,293	—	5,018,293	—
Short-term marketable securities — U.S. government agency securities	80,374,944	80,374,944	—	—
     Bank deposits are classified within the second level of the fair value hierarchy and the fair value of those assets are determined based upon quoted prices for similar assets in active markets.
     4. Intangible Assets
     Intangible assets consisted of the following:

		December 31, 2009			September 30, 2010
	Estimated	Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Identifiable intangible assets:
Trademark	5 years	$635,506	$436,004	$199,502	$635,506	$531,330	$104,176
Customer base	5 years	1,003,068	688,178	314,890	1,003,068	838,638	164,430
Domain names	5 years	—	—	—	197,991	—	197,991
Software	4 years	298,977	256,400	42,577	298,977	298,977	—
Technology	4 years	1,361,900	1,167,954	193,946	1,361,900	1,361,900	—
Internally developed software	3 years	—	—	—	178,647	—	178,647

		$3,299,451	$2,548,536	$750,915	$3,676,089	$3,030,845	$645,244

The Company is amortizing the intangible assets on a straight-line basis over the estimated useful lives noted above. Amortization expense for intangible assets was $185,734 and $110,842 for the three months ended September 30, 2009 and 2010, respectively and $557,201 and $482,309 for the nine months ended September 30, 2009 and 2010, respectively. Amortization relating to software, technology and internally developed software is recorded within cost of revenues and the amortization of trademark, customer base, and domain names is recorded within operating expenses. Future estimated amortization expense for intangible assets was as follows at September 30, 2010:

Amortization Expense (years ending December 31)	Amount
2010 (three months ending December 31)	$103,416
2011	285,824
2012	99,147
2013	84,260
2014	39,598
2015	32,999
     5. Accrued Expenses
     Accrued expenses consisted of the following:

	December 31,	September 30,
	2009	2010
Marketing programs	$1,242,250	$2,578,540
Payroll and payroll related	3,185,126	3,747,292
Professional fees	450,788	453,543
Other accrued liabilities	2,445,012	2,104,344

Total accrued expenses	$7,323,176	$8,883,719

     6. Income Taxes
      The Company’s tax provision for the nine months ended September 30, 2010 includes a tax benefit of $5,572,000 related to the reversal of its valuation allowance against U.S. and certain foreign deferred tax assets, which was recorded in the second quarter of 2010. The tax benefit for the nine months ended September 30, 2010 is offset by a provision for federal, state and foreign income taxes of approximately $1,989,000. The Company’s tax provision for the three and nine months ended September 30, 2009 primarily consists of alternative minimum taxes, foreign income taxes and a deferred provision related to the book and tax basis differences of goodwill. The 2009 provision was substantially offset by a decrease to the valuation allowance as net loss carry-forwards were utilized to offset domestic pretax income for the period.
     Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carry-forwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. At each balance sheet date, the Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2009 and March 31, 2010, the Company provided a full valuation allowance against its deferred tax assets as it believed the objective and verifiable evidence of its historical pretax net losses outweighed the positive evidence of its pre-tax income for the year ended December 31, 2009 and the three months ended March 31, 2010 and forecasted future results.
     At June 30, 2010, the Company reassessed the need for a valuation allowance against its deferred tax assets and concluded that it was more likely than not that it would be able to realize certain of its deferred tax assets primarily as a results of continued profitability and forecasted future results. Accordingly, the Company reversed its valuation allowance related to its U.S. and certain foreign deferred tax assets and recorded an income tax benefit of approximately $5,572,000 for the three months ended June 30, 2010. The release of the valuation allowance was approximately $9,077,000, of which a portion was recorded as a discrete item in the period ended June 30, 2010, and the remaining portion, which primarily relates to deferred tax assets expected to be utilized in 2010, will impact the effective income tax rate in 2010. As of September 30, 2010, the Company maintained a full valuation allowance related to the deferred tax assets of its Hungarian subsidiary.
     The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. The Company has no amount recorded for any unrecognized tax benefits, and its policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the three and nine months ended September 30, 2009 and 2010, the Company did not recognize any interest or penalties in its statements of operations, and there are no accruals for interest or penalties at December 31, 2009 or September 30, 2010.
     The Company has performed an analysis of its ownership changes as defined by Section 382 of the Internal Revenue Code and has determined that an ownership change as defined by Section 382 occurred in October 2004 and March 2010 resulting in approximately $219,000 and $12,133,000, respectively, of net operating losses (“NOLs”) being subject to limitation. As of December 31, 2009 and September 30, 2010, the Company believes all NOLs generated by the Company, including those subject to limitation, are available for utilization given the Company’s large annual limitation amount.
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
     8. Stock Option Plans
     On June 9, 2009, the Company’s Board of Directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which became effective upon the closing of the IPO. A total of 800,000 shares of common stock, subject to increase on an annual basis, were reserved for future issuance under the 2009 Plan. Shares of common stock reserved for issuance under the 2007 Stock Incentive Plan that remained available for issuance at the time of effectiveness of the 2009 Plan and any shares of common stock subject to awards under the 2007 Plan that expire, terminate, or are otherwise forfeited, canceled, or repurchased by the Company were added to the number of shares available under the 2009 Plan. The 2009 Plan is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control. On January 1, 2010, subject to the provisions of the 2009 Plan, 448,996 shares were added to the shares available for grant under the 2009 Plan. On May 27, 2010, the Company’s stockholders approved a 2,000,000 share increase to the shares available for grant under the 2009 Plan and removed the annual automatic share increase provision from the 2009 Plan. There were 2,367,053 shares available for grant under the 2009 Plan as of September 30, 2010.
     The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of stock option grants. The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of comparable public companies over the option’s expected term as well as its own stock price volatility since the Company’s IPO. The Company estimates expected term based on historical exercise activity and giving consideration to the contractual term of the options, vesting schedules, employee turnover, and expectation of employee exercise behavior. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate for periods within the estimated life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Historical employee turnover data is used to estimate pre-vesting option forfeiture rates. The compensation expense is amortized on a straight-line basis over the requisite service period of the options, which is generally four years.
The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.71%	1.43%	1.88% - 2.71%	1.43% - 2.46%
Expected term (in years)	6.25	5.56 - 6.25	6.25	5.56 - 6.25
Volatility	75%	65%	75%	65% - 75%

The following table summarizes stock option activity, including performance-based options:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Shares	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value
Outstanding, January 1, 2010	3,046,971	$4.90	6.8	$45,814,298

Granted	1,016,950	21.16
Exercised	(1,175,237)	3.17		$24,620,457

Forfeited	(158,275)	13.77

Outstanding, September 30, 2010	2,730,409	$11.18	7.3	$67,711,144

Exercisable at December 31, 2009	2,199,171	$3.16	6.3	$37,072,985

Exercisable at September 30, 2010	1,292,909	$4.49	5.7	$40,713,476

     The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2009, of $19.95, and $35.98 per share on September 30, 2010, or at time of exercise, and the exercise price of the options.
     The weighted average grant date fair value of stock options issued or modified was $11.02 per share for the year ended December 31, 2009, and $13.83 for the nine months ended September 30, 2010.
     The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table:

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2009	2010	2009	2010
Cost of revenue	$8,580	$58,889	$37,745	$196,323
Research and development	251,333	173,722	427,192	446,840
Selling and marketing	220,780	431,177	678,751	1,043,246
General and administrative	420,446	632,541	971,834	1,849,776

	$901,139	$1,296,329	$2,115,522	$3,536,185

     As of September 30, 2010, there was approximately $13,980,000 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock option grants which are expected to be recognized over a weighted average period of 2.9 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.
     During the three and nine months ended September 30, 2010, the Company realized a tax benefit from the exercise of stock options and recorded an excess tax benefit and an increase to additional paid-in capital of approximately $1,713,000 and $2,899,000, respectively.
     Of the total stock options issued subject to the plans, certain stock options have performance-based vesting. These performance-based options granted during 2004 and 2007 were granted at-the-money, contingently vest over a period of two to four years depending upon the nature of the performance goal, and have a contractual life of ten years.

The performance-based stock option activity is summarized below:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Shares	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value
Outstanding, January 1, 2010	642,732	$1.25	5.7	$12,019,088

Granted	—
Exercised	(76,000)	1.25		1,992,616

Forfeited	—

Outstanding, September 30, 2010	566,732	1.25	4.8	19,682,602

Exercisable at December 31, 2009	642,732	1.25	5.7	12,019,088

Exercisable at September 30, 2010	566,732	1.25	4.8	19,682,602

     The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2009, of $19.95 per share, and $35.98 per share on September 30, 2010, and the exercise price of the options.
     9. Commitments and Contingencies
     Operating Leases — The Company has operating lease agreements for offices in Massachusetts, Hungary, The Netherlands, Australia and England that expire in 2010 through 2014. The lease agreement for the Massachusetts office requires a security deposit of $125,000 in the form of a letter of credit which is collateralized by a certificate of deposit in the same amount. The lease agreement for one of the Company’s Hungarian offices requires a security deposit, which totaled approximately $232,361 (170,295 Euro) at September 30, 2010. The certificate of deposit and the security deposit are classified as restricted cash. The Netherlands and Budapest, Hungary leases contain termination options which allow the Company to terminate the leases pursuant to certain lease provisions.
     In July 2010, the Company amended its Massachusetts lease in order to add additional office space to its corporate headquarters. The term of the new office space began in September 2010 and extends through February 2013, the termination date of the original lease. The approximate annual lease payments for the additional office space are $330,000.
     Rent expense under these leases was approximately $516,000 and $600,000 for the three months ended September 30, 2009 and 2010, respectively and approximately $1,226,000 and $1,637,000 for the nine months ended September 30, 2010. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.
     The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $439,000 and $410,000 for the three months ended September 30, 2009 and 2010, respectively and approximately $1,156,000 and $1,168,000 for the nine months ended September 30, 2010.
     Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows at September 30, 2010:

Years Ending December 31
2010 (three months ending December 31)	$1,206,000
2011	3,344,000
2012	2,159,000
2013	1,073,000
2014	131,000

Total minimum lease payments	$7,913,000

     Litigation —On June 2, 2009, PB&J Software, LLC, or PB&J, filed a complaint that named the Company and four other companies as defendants in a lawsuit in the U.S. District Court for the District of Minnesota (Civil Action No. 09-cv-206-JMR/SRN). The Company received service of the complaint on July 20, 2009. The complaint alleges that the Company infringed U.S. Patent No. 7,310,736, which allegedly is owned by PB&J and has claims directed to a particular application or system for transferring or storing back-up copies of files from one computer to a second computer. On July 27, 2010, the Company and PB&J entered into a License Agreement which granted the Company a fully-paid license covering the patent at issue in the action and mutually released each party from all claims. The Company paid PB&J a one-time $65,000 licensing fee. As a result the action was dismissed by the court in August of 2010.
          On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named the Company and one other company as defendants in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007). The Company received service of the complaint on September 10, 2010. The complaint alleges that the Company has infringed U.S. Patent No. 6,928,479, which allegedly is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint seeks damages in an unspecified amount and injunctive relief. On October 18, 2010, 01 filed a motion for preliminary injunction seeking to enjoin the Company from making, using, selling or offering for sale certain of the Corporation’s access products. The Company is investigating these allegations, believes it has meritorious defenses to the claim and intends to defend the lawsuit vigorously.
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
     In September 2010, Intel notified the Company that it will terminate the connectivity service and marketing agreement effective December 2010. In accordance with the termination provisions of the agreement, Intel will not owe the Company any of the $5.0 million in fees associated with 2011, the final year of the agreement, but will pay the Company a one-time termination payment of $2.5 million.
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
     At December 31, 2009 and September 30, 2010, Intel owed the Company approximately $101,000 and $61,000, respectively, recorded as a non-trade receivable relating to this agreement. The Company recognized approximately $1,485,000, $1,738,000, $4,521,000 and $4,711,000 of net revenue relating to these agreements for the three and nine months ended September 30, 2009 and 2010, respectively. As of December 31, 2009, the Company had recorded approximately $2,143,000 related to this agreement as deferred revenue of which approximately $1,071,000 was classified as long term deferred revenue. As of September 30, 2010, the Company has recorded approximately $1,119,000 related to this agreement as current deferred revenue, all of which is expected to be recognized as revenue in the fourth quarter of 2010. The Company recorded operating expense relating to referral fees of approximately $0 and $23,000 relating to this agreement during the three and nine months ended September 30, 2010. Approximately $19,000 and $0 relating to the referral fees and $5,000 and $0 relating to license fees are payable to Intel as of December 31, 2009 and September 30, 2010, respectively.
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
Overview
     LogMeIn provides on-demand remote access, collaboration and support solutions to SMBs, IT service providers, mobile carries, and consumers. Businesses, carriers and IT service providers use our solutions to deliver end-user support and to remotely access and manage computers, smartphones, tablets, and other Internet-enabled devices more effectively and efficiently. Consumers and mobile workers use our solutions to remotely access PCs and Macs, thereby facilitating their mobility and increasing their productivity. SMBs and mobile professionals use our solutions to meet online and quickly collaborate on projects. Our solutions, which are deployed on-demand and accessible through a web browser, are secure, scalable and easy for our customers to try, purchase and use.
     We offer three free services and ten premium services. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, expiring free trials that we convert to paid subscriptions and direct marketing to new and existing customers.
     We derive our revenue principally from subscription fees from SMBs, IT service providers and consumers. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the nine months ended September 30, 2010, we generated revenues of $70.2 million, compared to $54.2 million for the nine months ended September 30, 2009, an increase of approximately 30%. In fiscal 2009, we generated revenues of $74.4 million.
     In addition to selling our services to end users, we entered into a service and marketing agreement with Intel Corporation in December 2007 pursuant to which we have adapted our service delivery platform, Gravity, to work with specific technology delivered with Intel hardware and software products. The agreement provides that Intel will market and sell the services to its customers. Intel pays us a minimum license and service fee on a quarterly basis during the term of the agreement, and we share with Intel revenue generated by the use of the services by third parties to the extent it exceeds the minimum payments. We began recognizing revenue associated with the Intel service and marketing agreement in the quarter ended September 30, 2008 upon receipt of customer acceptance. During the nine months ended September 30, 2010, we recognized $4.7 million in net revenue from this agreement. In September 2010, Intel notified the Company that it will terminate the connectivity service and marketing agreement effective December 2010. In accordance with the termination provisions of the agreement, Intel will not owe the Company any of the $5.0 million in fees associated with 2011, the final year of the agreement, but will pay the Company a one-time termination payment of $2.5 million.
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
     In addition to our subscription fees, to a lesser extent, we also generate revenue from license and annual maintenance fees from the licensing of our RemotelyAnywhere product. We license RemotelyAnywhere to our customers on a perpetual basis. We do not have vendor specific objective evidence of fair value, or VSOE, for our maintenance arrangements, therefore we record the initial license and maintenance fee as deferred revenue and recognize the fees as revenue ratably, on a daily basis, over the initial maintenance period. We also initially record maintenance fees for subsequent maintenance periods as deferred revenue and recognize revenue ratably, on a daily basis, over the maintenance period. We also generate revenue from the license of our Ignition for iPhone , iPad and Android product which is sold as a perpetual license and is recognized as delivered. Revenue from RemotelyAnywhere, Ignition for iPhone, iPad and Android represented approximately 7% and 6% of our revenue for the three and nine months ended September 30, 2010, respectively.
Employees
     We have increased our number of full-time employees to 387 at September 30, 2010 as compared to 338 at December 31, 2009 and 334 at September 30, 2009.
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
     Cost of Revenue. Cost of revenue consists primarily of costs associated with our data center operations and customer support centers, including wages and benefits for personnel, telecommunication and hosting fees for our services, equipment maintenance, maintenance and license fees for software licenses and depreciation. Additionally, amortization expense associated with the acquired software and technology as well as internally developed software is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers is related to the number of customers who subscribe to our services and the complexity and redundancy of our services and hosting infrastructure. We expect these expenses to increase in absolute dollars as we continue to increase our number of customers over time but, in total, to remain relatively constant as a percentage of revenue.

     Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel and are generally expensed as incurred, consulting fees associated with outsourced development projects, facilities rent and depreciation associated with assets used in development. We have focused our research and development efforts on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Hungary. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. During the third quarter, we capitalized approximately $180,000 of costs related to internally developed computer software to be sold as a service, which was incurred during the application development stage. No amounts were capitalized prior to the third quarter of 2010 as the costs incurred during such stage have historically been immaterial. As a result, the majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in both absolute dollars and as a percentage of revenue as we continue to enhance and expand our services.
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
     During the three and nine months ended September 30, 2010, there were no significant changes in our critical accounting policies or estimates. See Notes 2, 6 and 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and included in our Annual Report on Form 10-K for the year ended December 31, 2009, as filed with the SEC on February 26, 2010, for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.

Results of Consolidated Operations
     The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Revenue	100%	100%	100%	100%
Cost of revenue	10	9	10	10

Gross profit	90	91	90	90

Operating expenses:
Research and development	19	14	18	15
Sales and marketing	48	45	49	46
General and administrative	12	12	11	12
Amortization of intangibles	—	—	1	—

Total operating expenses	79	71	77	73

Income from operations	11	20	12	17
Interest and other expense, net	(1)	1	—	—

Income before for income taxes	10	21	12	17
Benefit (provision) for income taxes	—	(5)	—	5

Net income	10%	16%	12%	22%

Three Months Ended September 30, 2010 and 2009
     Revenue. Revenue for the three months ended September 30, 2010 was $25.4 million, an increase of $6.4 million, or 34%, over revenue of $19.0 million for the three months ended September 30, 2009. Of the 34% increase in revenue, the majority of the increase was due to an increase in revenue from new customers, as our total number of premium accounts increased to approximately 490,000 at September 30, 2010 from approximately 260,000 premium accounts at September 30, 2009, and incremental add-on revenues from the our existing customer base.
     Cost of Revenue. Cost of revenue for the three months ended September 30, 2010 was $2.2 million, an increase of $0.3 million, or 17%, over cost of revenue of $1.9 million for the three months ended September 30, 2009. As a percentage of revenue, cost of revenue was 9% and 10% for the three months ended September 30, 2010 and 2009, respectively. The increase in absolute dollars resulted primarily from an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. Of the increase in cost of revenue, $0.2 million resulted from increased data center costs associated with managing our data centers and the hosting of our services. The increase in data center costs was due to the expansion of our data center facilities as we added capacity to our hosting infrastructure. Additionally, $0.2 million of the increase in cost of revenue was due to the increased costs in our customer support organization, primarily as a result of hiring new employees to support our customer growth.
     Research and Development Expenses. Research and development expenses for the three months ended September 30, 2010 and 2009 were $3.6 million. As a percentage of revenue, research and development expenses were 14% and 19% for the three months ended September 30, 2010 and 2009, respectively. Research and development expenses in absolute dollars remained fairly consistent quarter over quarter. Personnel related costs increased as we hired additional employees to improve the ease of use and functionality of our existing services as well as develop new service offerings. The increase in personnel related costs was offset by the capitalization of approximately $0.2 million of application development stage costs during the three months ended September 30, 2010 and capitalized as part of intangible assets. Application development costs in periods prior to the three months ended September 30, 2010 were immaterial.
     Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2010 were $11.5 million, an increase of $2.4 million, or 27%, over sales and marketing expenses of $9.1 million for the three months ended September 30, 2009. As a percentage of revenue, sales and marketing expenses were 45% and 48% for the three months ended September 30, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to a $1.9 million increase in marketing program costs and a $0.5 million increase in personnel related and recruiting costs from additional employees hired to support our growth in sales and expand our marketing efforts. The increase was also due to a $0.1 million increase in credit card processing fees.
     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2010 were $2.9 million, an increase of $0.6 million, or 24%, over general and administrative expenses of $2.3 million for the three months ended September 30, 2009. As a percentage of revenue, general and administrative expenses were 12% and 11% for the three months ended September 30, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to a $0.5 million increase in personnel-related costs as we increased the number of general and administrative employees to support our overall growth.
     Amortization of Intangibles. Amortization of intangibles for the three months ended September 30, 2010 and 2009 was $0.1 million and related to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc.
     Interest and Other (Income) Expense, Net. Interest and other (income) expense, net for the three months ended September 30, 2010 was income of approximately $0.1 million, compared to an expense of approximately $0.1 million for the three months ended September 30, 2009. The change was mainly due to an increase in interest income resulting from an increase in higher yielding marketable securities as well as a decrease in foreign currency losses.
     Income Taxes. During the three months ended September 30, 2010, we recorded a provision for federal, state and foreign income taxes of approximately $1.2 million. For the three months ended September 30, 2009, we recorded a provision primarily for federal alternative minimum taxes, foreign and state income taxes totaling approximately $75,000 and a federal income tax provision which was offset by the change in the valuation allowance. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2009 and March 31, 2010, we provided a full valuation allowance against our deferred tax assets as we believed the objective and verifiable evidence of our historical pretax net losses outweighed the positive evidence of our pre-tax income for the year ended December 31, 2009 and the three months ended March 31, 2010 and forecasted future results.
     At June 30, 2010, we reassessed the need for a valuation allowance against our deferred tax assets and concluded that it was more likely than not that we would be able to realize certain of our deferred tax assets primarily as a result of continued profitability and forecasted future results. Accordingly, we reversed our valuation allowance related to our U.S. and certain foreign deferred tax assets. As of September 30, 2010, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary.
     Our effective income tax rate for the three months ended September 30, 2010 was 23% on pre-tax income of $5.2 million. Our effective rate for the period is lower than the statutory federal income tax rate of 34% due primarily to the effect of the reversal of the valuation allowance and lower effective tax rates on foreign sourced income.
     Net Income. We recognized net income of $4.0 million for the three months ended September 30, 2010, an increase of $2.1 million, or 116%, over net income of $1.8 million for the three months ended September 30, 2009. The increase in net income arose principally from an increase in revenues partially offset by an increase in operating expenses and provision for income taxes.
Nine Months Ended September 30, 2010 and 2009
     Revenue. Revenue for the nine months ended September 30, 2010 was $70.2 million, an increase of $16.0 million, or 30%, over revenue of $54.2 million for the nine months ended September 30, 2009. Of the 30% increase in revenue, the majority of the increase was due to increases in revenue from new customers, as our total number of premium accounts increased to approximately 490,000 at September 30, 2010 from approximately 260,000 premium accounts at September 30, 2009, and incremental add-on revenues from the our existing customer base.
     Cost of Revenue. Cost of revenue for the nine months ended September 30, 2010 was $6.7 million, an increase of $1.2 million, or 22%, over cost of revenue of $5.5 million for the nine months ended September 30, 2009. As a percentage of revenue, cost of revenue was 10% for the nine months ended September 30, 2010 and 2009. The increase in absolute dollars resulted primarily from an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. Of the increase in cost of revenue, $0.7 million resulted from increased data center costs associated with managing our data centers and the hosting of our services. The increase in data center costs was due to the expansion of our data center facilities as we added capacity to our hosting infrastructure. Additionally, $0.6 million of the increase in cost of revenue was due to the increased costs in our customer support organization primarily as a result of hiring new employees to support our customer growth.
     Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2010 were $10.9 million, an increase of $1.4 million, or 15%, over research and development expenses of $9.5 million for the nine months ended September 30, 2009. As a percentage of revenue, research and development expenses were 15% and 18% for the nine months ended September 30, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to a $1.1 million increase in personnel related costs as we hired additional employees to improve the ease of use and functionality of our existing services as well as develop new service offerings. The increase in personnel related costs was offset by the capitalization of approximately $0.2 million of research and development costs related to new product development incurred during the application development stage during the nine months ended September 30, 2010. No amounts were capitalized in the nine months ended September 30, 2009 as the costs incurred in such period were immaterial. The increase was also due to a $0.3 million increase in rent costs primarily related to our new office space in Budapest, Hungary.
     Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2010 were $32.2 million, an increase of $5.8 million, or 22%, over sales and marketing expenses of $26.4 million for the nine months ended September 30, 2009. As a percentage of revenue, sales and marketing expenses were 46% and 49% for the nine months ended September 30, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to a $3.4 million increase in marketing program costs and a $1.5 million increase in personnel related and recruiting costs from additional employees hired to support our growth in sales and expand our marketing efforts. The increase was also due to a $0.3 million increase in credit card processing fees, $0.3 million increase in miscellaneous expenses, a $0.2 million increase in travel related costs and a $0.1 million increase in consultant costs.
     General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2010 were $8.4 million, an increase of $2.6 million, or 45%, over general and administrative expenses of $5.8 million for the nine months ended September 30, 2009. As a percentage of revenue, general and administrative expenses were 12% and 11% for the nine months ended September 30, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to a $1.7 million increase in personnel related costs as we increased the number of general and administrative employees to support our overall growth. The increase was also due to a $0.3 million increase in audit related costs, a $0.3 million increase in corporate insurance costs, a $0.2 million increase in professional fees and a $0.1 million increase in miscellaneous expenses, primarily consisting of investor relations costs and miscellaneous tax-related expenses.
     Amortization of Intangibles. Amortization of intangibles for the nine months ended September 30, 2010 and 2009 was $0.2 million and related to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc.
     Interest and Other (Income) Expense, Net. Interest and other (income) expense, net for the nine months ended September 30, 2010 was income of approximately $0.4 million, compared to expense of approximately $0.2 million for the nine months ended September 30, 2009. The change was mainly due to an increase in interest income resulting from an increase in higher yielding marketable securities as well as a decrease in foreign currency losses.
     Income Taxes. During the nine months ended September 30, 2010, we recorded a one-time tax benefit of $5.6 million offset by a provision for federal, state and foreign income taxes of approximately $2.0 million. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2009 and March 31, 2010, we provided a full valuation allowance related to our deferred tax assets as we believed the objective and verifiable evidence of our historical pretax net losses outweighed the positive evidence of our pre-tax income for the year ended December 31, 2009 and the three months ended March 31, 2010 and forecasted future results.
     At June 30, 2010, we reassessed the need for a valuation allowance against our deferred tax assets and concluded that it was more likely than not that we would be able to realize certain of our deferred tax assets primarily as a result of continued profitability and forecasted future results. Accordingly, we reversed our valuation allowance related to our U.S. and certain foreign deferred tax assets. As of September 30, 2010, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary.
     Our effective income tax rate for the nine months ended September 30, 2010 was a benefit of 30% on pre-tax income of $12.1 million. Our effective rate for the period is lower than the statutory federal income tax rate of 34% due primarily to the tax benefit related to the reversal of our valuation allowance, partially offset by foreign income taxes.
     Net Income. We recognized net income of $15.7 million for the nine months ended September 30, 2010, an increase of $9.4 million, or 148%, over net income of $6.3 million for the nine months ended September 30, 2009. The increase in net income arose principally from a one-time tax benefit of $5.6 million as a result of reversing the valuation allowance against our U.S. and certain foreign deferred tax assets in the second quarter of 2010. The increase was also a result of an increase in revenues partially offset by an increase in operating expenses.
Liquidity and Capital Resources
     The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2009	2010
	(In thousands)
Net cash provided by operations	$16,438	$22,190
Net cash used in investing activities	(2,930)	(53,194)
Net cash provided by financing activities	84,453	6,479
Effect of exchange rate changes	133	(125)

Net increase (decrease) in cash	$98,094	$(24,650)

     At September 30, 2010, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $156.0 million.
Cash Flows From Operating Activities
     Net cash provided by operating activities was $22.2 million for the nine months ended September 30, 2010 as compared to $16.4 million for the nine months ended September 30, 2009. The $5.8 million increase in net cash flows from operating activities was mainly due to an increase in net income of $9.4 million for the nine months ended September 30, 2010 over the nine months ended September 30, 2009. Included in the $9.4 million increase in net income was a $5.6 million benefit from income taxes resulting from the reversal of the valuation allowance against our U.S. deferred tax assets.

     Net cash inflows from operating activities during the nine months ended September 30, 2009 were due to $6.3 million of net income for the period, non-cash operating expenses, including $2.3 million for depreciation and amortization and $2.1 million for stock compensation, as well as a $2.0 million increase in current liabilities, a $3.6 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth, a $0.3 million increase in other long-term liabilities and a $0.2 million decrease in accounts receivable. These were offset by a $0.5 million increase in prepaid expenses and other current assets.
Cash Flows From Investing Activities
     Net cash used in investing activities was $53.2 million for the nine months ended September 30, 2010 as compared to $2.9 million for the nine months ended September 30, 2009. Net cash used in investing activities was primarily related to the purchase of $155.4 million of marketable securities offset by proceeds of $105.0 million from maturity of marketable securities. We invested an additional $2.4 million in property and equipment mainly for use in our existing data centers and also related to the expansion of our corporate headquarters. We also had $0.4 million in intangible asset additions related to the purchase of domain names, trademarks and internally developed software.
     Net cash used in investing activities during the nine months ended September 30, 2009 consisted primarily of the purchase of equipment. Purchases of equipment resulted from the expansion of our data centers as well as an increase in the number of our employees in connection with the expansion of our office and related infrastructure.
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
Cash Flows From Financing Activities
     Net cash flows provided by financing activities were $6.5 million for the nine months ended September 30, 2010 as compared to $84.5 million of cash for the nine months ended September 30, 2009. Net cash provided by financing activities for the nine months ended September 30, 2010 included $3.8 million in proceeds received from the issuance of common stock upon exercise of stock options as well as a $2.9 million income tax benefit from the exercise of stock options offset by $0.2 million in payments made in connection with our secondary public offering.
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
Contractual Obligations
     The following table summarizes our contractual obligations at September 30, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$6,317,000	$2,420,000	$3,569,000	$328,000	$—
Hosting service agreements	$1,596,000	$1,548,000	$48,000	$—	$—

Total	$7,913,000	$3,968,000	$3,617,000	$328,000	$—

     The commitments under our operating leases shown above consist primarily of lease payments for our Woburn, Massachusetts corporate headquarters, our international sales and marketing offices located in The Netherlands, Australia and England and our research and development offices in Hungary and contractual obligations related to our data centers.
     The table above includes the amendment to our Massachusetts lease. In July 2010, we amended our Massachusetts lease in order to add additional office space to our corporate headquarters. The term of the new office space began in September 2010 and extends through February 2013, the termination date of the original lease. The approximate annual lease payments for the additional office space are $330,000.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a result of the majority of our research and development expenditures being made from our Hungarian research and development facilities, and in our international sales and marketing offices in Amsterdam, The Netherlands, London, England, Sydney, Australia and Brazil. In the nine months ended September 30, 2010, approximately 14%, 9%, 3%, 3% and less than 1% of our operating expenses occurred in our operations in Hungary, The Netherlands, England, Australia and Brazil, respectively. In the nine months ended September 30, 2009, approximately 16%, 13% and 2% of our operating expenses occurred in our operations in Hungary, The Netherlands and Australia, respectively.
     Additionally, an increasing percentage of our sales outside the United States are denominated in local currencies and, thus, are also subject to fluctuations due to changes in foreign currency exchange rates. To date, changes in foreign currency exchange rates have not had a material impact on our operations, and a future change of 20% or less in foreign currency exchange rates would not materially affect our operations. At this time, we do not, but may in the future, enter into any foreign currency hedging programs or instruments that would hedge or help offset such foreign currency exchange rate risk.
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
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named us and one other company as defendants in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007). We received service of the complaint on September 10, 2010. The complaint alleges that we have infringed U.S. Patent No. 6,928,479, which allegedly is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint seeks damages in an unspecified amount and injunctive relief. On October 18, 2010, 01 filed a motion for preliminary injunction seeking to enjoin us from making, using, selling, or offering for sale certain of our access products. We believe we have meritorious defenses to the claims and intend to defend the lawsuit vigorously.
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
     There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. As we face increasing competition and become increasingly visible, the possibility of intellectual property rights claims against us may grow. Since our inception, we have been defendants in four patent infringement lawsuits and paid approximately $3.0 million to settle these lawsuits. In addition, on September 9, 2010 we received service of a complaint from 01 Communique Laboratory, Inc., or 01, alleging that we have infringed on one of their patents related to a particular application or system for providing a private communication portal from one computer to a second computer. On October 18, 2010, 01 filed a motion for preliminary injunction seeking to enjoin us from making, using, selling or offering for sale certain of our access products. While we believe we have meritorious defenses to these claims, we could be required to spend significant resources investigating and defending these claims. In addition, any adverse determination or settlement of these claims could prevent us from offering all or a portion of our services or require us to pay damages or license fees.
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
We have had a history of losses.
     We experienced net losses of $9.1 million for 2007, and $5.4 million for 2008. In the quarter ended September 30, 2008, we achieved profitability and reported net income for the first time. We reported net income of $8.8 million for 2009 and $15.7 million for the nine months ended September 30, 2010. We cannot predict if we will sustain this profitability or, if we fail to sustain this profitability, again attain profitability in the near future or at all. We expect to continue making significant future expenditures to develop and expand our business. In addition, as a public company, we incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures make it harder for us to maintain future profitability. Our recent growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this report and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to maintain profitability, and we may incur significant losses for the foreseeable future.
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
The early termination of our agreement with Intel may adversely impact our revenues.
     In December 2007, we entered into a connectivity service and marketing agreement with Intel Corporation to jointly develop and market a service that delivers connectivity to computers built with Intel components. Under the terms of this four-year agreement, we adapted our service delivery platform, Gravity, to work with specific technology delivered with Intel hardware and software products. On September 7, 2010, we received notice of termination of the connectivity service and marketing agreement from Intel, with termination effective as of December 26, 2010. Due to the termination of the agreement, Intel will continue to owe us the minimum quarterly license and services fees for the remainder of 2010, but will not owe us any of the $5.0 million in license and service fees associated with 2011, which was to be the final year of the agreement. In lieu of the 2011 license and service fees, Intel will pay us a one-time termination payment of $2.5 million. Our revenue may be adversely affected as a result of the early termination of the connectivity service and marketing agreement.
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
      We increased our revenue from $27.0 million in 2007 to $51.7 million in 2008 to $74.4 million in 2009 and to $70.2 million in the nine months ended September 30, 2010. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.
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
     Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until October 20, 2010, our common stock has traded as high as $38.62 and as low as $15.15. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
     We did not sell any unregistered securities in the three months ended September 30, 2010.
(b) Use of Proceeds from Public Offering of Common Stock
     On July 7, 2009, we closed our IPO, in which 7,666,667 shares of common stock were sold at a price to the public of $16.00 per share. We sold 5,750,000 shares of our common stock in the offering and selling stockholders sold 1,916,667 of the shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $122.7 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on

Form S-1 (File No. 333-148620), which was declared effective by the SEC on June 30, 2009. We raised approximately $83.0 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other estimated offering costs of $2.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. From the effective date of the registration statement through September 30, 2010, we have not used any of the net proceeds of the IPO. We intend to use the net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. Pending these uses, we have invested the funds in a registered money market. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
     On November 19, 2009, we closed a secondary public offering of our common stock. On December 16, 2009, we closed the sale of additional shares of common stock issued in the offering upon the exercise of the underwriters’ over-allotment option. In aggregate, a total of 3,326,609 shares of common stock were sold at a price to the public of $18.50 per share. We sold 99,778 shares of our common stock in the offering and selling stockholders sold an additional 3,226,831 shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $61.5 million. The offer and sale of all of the shares in the secondary offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-162936), which was declared effective by the SEC on November 19, 2009. We raised approximately $1.2 million in net proceeds after deducting underwriting discounts and commissions of $0.1 million and other estimated offering costs of $0.5 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. From the effective date of the registration statement through September 30, 2010, we have not used any of the net proceeds received from our secondary public offering. We intend to use the net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. There has been no material change in the planned use of proceeds from our secondary public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
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

LOGMEIN, INC.
Date: October 28, 2010	By:	/s/ Michael K. Simon
Michael K Simon
President and Chief Executive Officer (Principal Executive Officer)

Date: October 28, 2010	By:	/s/ James F. Kelliher
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