Form 10-K
period 2010-12-31
LogMeIn, Inc.
filed 2011-02-28
CIK 1420302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Market on June 30, 2010 was $451,060,864.

As of February 22, 2011, the registrant had 23,931,620 shares of Common Stock, $0.01 par value per share, outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for the 2011 annual stockholders’ meeting to be held on May 26, 2011 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

Overview

LogMeIn provides SaaS-based, on-demand, remote-connectivity, collaboration and support solutions to small and medium-sized businesses, or SMBs, IT service providers, mobile carriers, and consumers. We believe our solutions are used to connect more Internet-enabled devices worldwide than any other connectivity service. Businesses and IT service providers use our solutions to deliver remote, end-user support and to access and manage computers and other Internet-enabled devices more effectively and efficiently from a remote location, or remotely. Consumers and mobile workers use our remote connectivity solutions to access computer resources remotely and to collaborate with other users, thereby facilitating their mobility and increasing their productivity. Our solutions, which are deployed and accessed from anywhere through a web browser, or on-demand, are secure, scalable and easy for our customers to try, purchase and use.

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

In 2004, we introduced LogMeIn Free, a service that allows users to access computer resources remotely. We believe LogMeIn Free, LogMeIn Hamachi2 and join.me, our popular free services, provide on-demand remote access, or remote-connectivity, to computing resources for more users than any other on-demand connectivity service, giving us access to a large and diverse group of users and increasing awareness of our fee-based, or premium, services. As of December 31, 2010, our users have connected over 127 million computers and other Internet-enabled devices to a LogMeIn service.

We complement our free services with nine premium services, some sold on a subscription basis, including LogMeIn Rescue and LogMeIn Central, our flagship remote support and management services, and LogMeIn Pro2, our premium remote access service, and others that are sold for a one-time fee, including LogMeIn Ignition for iPhone, iPad and Android and RemotelyAnywhere. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, expiring free trials that we convert to paid subscriptions and direct marketing to new and existing customers.

All of our free and premium solutions are delivered as hosted services, which means that the technology enabling the use of our solutions primarily resides on our servers and IT hardware, rather than those of our users. We call the software, hardware and networking technology used to deliver our solutions Gravity. The Gravity proprietary platform consists of software applications, customized databases and web servers. Gravity establishes secure connections over the Internet between remote computers and other Internet-enabled devices and manages the direct transmission of data between remotely connected devices. This robust and scalable platform connects over 15 million computers to our services each day.

We believe that our sales model of a high volume of new and renewed subscriptions at low transaction prices increases the predictability of our revenues compared to perpetual licensed-based software businesses. During the fiscal years ended December 31, 2008, 2009 and 2010, we generated revenues of $51.7 million, $74.4 million and $101.1 million respectively.

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

Our Solutions

Our solutions allow our users to remotely access, support and manage computers and other Internet-enabled devices on demand, as well as to collaborate with other users. We believe our solutions benefit users in the following ways:

•	Reduced set-up, support and management costs. Our services enable IT staff to administer, monitor and support computers and other Internet-enabled devices at a remote location. Businesses easily set up our on-demand services with little or no modification to the remote location’s network or security systems and without the need for upfront technology or software investment. In addition, our customers lower their support and management costs by performing management-related tasks remotely, reducing or eliminating the costs of on-site support and management.

•	Increased mobile worker productivity. Our remote-access services allow non-technical users to access and control remote computers and other Internet-enabled devices, increasing their mobility and allowing them to remain productive while away from the office.

•	Increased end-user satisfaction. Our customers rely on our on-demand services to improve the efficiency and effectiveness of end-user support. Satisfaction with support services is primarily measured by call-handling time and whether or not the problem is resolved on the first call. Our services enable helpdesk technicians to quickly and easily gain control of a remote user’s computer. Once connected, the technician can diagnose and resolve problems while interacting with and possibly training the end user. By using our solutions to support remote users, our customers have reported increased user satisfaction while reducing call handling time by as much as 50% over phone-only support.

•	Reliable, fast and secure service. Our service possesses built-in redundancy of servers and other infrastructure in four data centers, three located in the United States and one located in Europe. Our proprietary platform enables our services to connect and manage devices at enhanced speeds. Our services implement industry-standard security protocols and authenticate and authorize users of our services without storing passwords.

•	Easy to try, buy and use. Our services are simple to install, which allows our prospective customers to use our services within minutes of registering for a trial. Our customers can use our services to manage their remote systems from any Web browser. In addition, our low service-delivery costs and hosted delivery model allow us to offer each of our services at competitive prices and to offer flexible payment options.

Our Competitive Strengths

We believe that the following competitive strengths differentiate us from our competitors and are key to our success:

•	Large established user community. As of December 31, 2010, over 33 million registered users have connected over 127 million Internet-enabled devices to a LogMeIn service. These users drive awareness of our services through personal recommendations, blogs, social media and other online communication methods and provide us with a significant audience to which we can market and sell premium services.

•	Efficient customer acquisition model. We believe our free products and our large installed user base help to generate word-of-mouth referrals, which in turn increases the efficiency of our paid marketing activities, the large majority of which are focused on pay-per-click search engine advertising. Sales of our premium services are generated through word-of-mouth referrals, Web-based advertising, off-line advertising expiring free trials that we convert to paying customers and marketing to our existing customer and user base. We believe this direct approach to acquiring new customers generates an attractive and predictable return on our sales and marketing expenditures.

•	Technology-enabled cost advantage. Our service delivery platform, Gravity, establishes secure connections over the Internet between remote computing devices and manages the direct transmission of data between them. This patented platform reduces our bandwidth and other infrastructure requirements, which we believe makes our services faster and less expensive to deliver as compared to competing services. We believe this cost advantage allows us to offer free services and serve a broader user community than our competitors.

•	On-demand delivery. Delivering our services on-demand allows us to serve additional customers with little incremental expense and to deploy new applications and upgrades quickly and efficiently to our existing customers.

•	High recurring revenue and high transaction volumes. We sell our services on a monthly or annual subscription basis, which provides greater levels of recurring revenues and predictability compared to traditional perpetual, license-based business models. Approximately 95% of our subscriptions have a one-year term. We believe that our sales model of a high volume of new and renewed subscriptions at low transaction prices increases the predictability of our revenues compared to perpetual licensed-based software businesses.

Growth Strategy

Our objective is to extend our position as a leading provider of on-demand, remote-connectivity solutions. To accomplish this, we intend to:

•	Acquire new customers. We acquire new customers through word-of-mouth referrals from our existing user community and from paid, online advertising designed to attract visitors to our website. We also encourage our website visitors to register for free trials of our premium services. We supplement our online efforts with email, newsletter and other traditional marketing campaigns and by participating in trade events and Web-based seminars. To increase our sales, we plan to continue aggressively marketing our solutions and encouraging trials of our services while expanding our sales force.

•	Increase sales to existing customers. We upsell and cross-sell our broad portfolio of services to our existing premium subscriber customer base. In the first twelve months after their initial purchase, these subscribers, on average, subscribe to additional services worth approximately 40% of their initial purchase. To further penetrate this base, we plan to continue actively marketing our portfolio of services through e-commerce and by expanding our sales force.

•	Continue to build our user community. We grow our community of users by marketing our services through paid advertising that targets prospective customers who are seeking remote-connectivity solutions and by offering our popular free services, LogMeIn Free, join.me and LogMeIn Hamachi[2]. This strategy improves the effectiveness of our online advertising by increasing our response rates when

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

Services and Technology

Our services are accessed on the Web and delivered on-demand via our service delivery platform, Gravity. Our services generally fall into one of three categories:

•	Remote user access services. These services allow users to access computers and other Internet-enabled devices in order to continue working while away from the office or to access personal systems while away from home. These services include free remote access offerings and premium versions that include additional features.

•	Remote support and management services. These services are used by internal IT departments and by external service and support organizations to deliver support and management of IT resources remotely.

•	Remote collaboration. These services are used by business users and consumers to conduct online meetings and share documents, images and their desktop with other users to enable fast, affordable and secure online collaboration.

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

LogMeIn Pro2 offers several premium features not available through LogMeIn Free, including:

•	File transfer. Files and folders can be moved easily between computers using drag-and-drop or dual-pane file transfer capabilities.

•	Remote sound. A user can hear on his local computer e-mail notifications, music and podcasts originating from a remote PC.

•	File share. Large files can be distributed by sending a link that permits remote third parties to download a file directly from a LogMeIn subscriber’s computer.

•	Remote to local printing. Files from a remote PC are automatically printed to a local printer without downloading drivers or manually configuring printer settings.

•	Desktop sharing. A remote third-party user can be invited to view or control a LogMeIn user’s desktop for online meetings and collaboration.

•	File sync. Files and folders can be synchronized between remote and local computers.

•	Drive mapping. Drives on a remote PC can be accessed as if they are local.

•	Wake On Lan. Wake a remote computer that is sleeping or turn one on that is off right from a web browser.

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

LogMeIn Ignition is a premium service that delivers one click access to remote computers that subscribe to LogMeIn Free or LogMeIn Pro2. Users can install LogMeIn Ignition on a mobile device, a computer, or run the application from a universal storage device in order to directly access their subscribed computer, eliminating the need for installation of additional software. LogMeIn Ignition is available for Windows-based PCs, as well as an Apple iPad, iPhone, iPod touch, and Android-based smartphones and tablets.

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

LogMeIn Rescue includes the following features:

•	Rapid incident resolution. Helpdesk professionals can gain access to the target PC quickly, often in under 60 seconds, and can take advantage of our remote control capabilities to perform support functions available through a technician console, including: reading critical system information, deploying scripts, copying files through drag and drop and rebooting the machine. Includes the ability to quickly access remote distributed devices, as well as one-click access to on-lan systems.

•	Seamless end-user experience. LogMeIn Rescue facilitates an end user’s receipt of customer support. End users remain in control of the support session and can initiate a session in a variety of ways, such as by clicking a link on a website or in an email or by entering a pin code provided by the support provider. The end user then sees a chat window, branded with the support provider’s logo, and responds to a series of access and control requests while chatting with the support provider.

•	Support session and queue management. The helpdesk professional can use the LogMeIn Technician Console to manage a queue of support incident requests and up to ten simultaneous live remote sessions. The support queue can be shared and current live sessions can be transferred to other co-workers as needed.

•	Administration Center. The Administration Center is used to create and assign permissions for groups of support technicians. It is also used to create support channels the web-based links and/or icons that automatically connect customers to technicians and assign them to specific groups. Support managers use the Administration Center to generate reports about individual sessions, post-session survey data and technician activity.

•	Integrated security. LogMeIn Rescue includes security features designed to safeguard the security and privacy of both the support provider and the end user. All data transmission is encrypted using industry-standard encryption often used by financial institutions. Sessions can be recorded by the support provider and will create a record of each level of access permission granted by the end user. Any files transferred between computers are uniquely identified to demonstrate that no changes were made to original files.

LogMeIn Rescue+Mobile is an add-on of LogMeIn Rescue’s web-based remote support service that allows call center technicians and IT professionals to remotely access and support smartphones and tablet computers. Mobile users requesting help will receive a text message from a technician to download a small software application onto the smartphone. Once installed, the user enters a code connecting the device to the technician. After the user grants the technician permission, the technician can remotely access and control the phone or tablet from their Rescue+Mobile Technician Console to remotely control and update the phone’s configuration settings, access system information, file transfer and reboot the device. Customers of this service can support Blackberry, Symbian, iOS and Android devices.

LogMeIn Central is a web-based management console that helps business users, IT professionals and other users deploy and administer LogMeIn Pro2, LogMeIn Free and LogMeIn Hamachi2.

LogMeIn Central is offered as a premium service and includes the following features:

•	User management. LogMeIn Central provides account holders with the ability to manage additional users for an account, including user access controls and permissions.

•	Software deployment. LogMeIn Central allows the deployment of LogMeIn host software over the web.

•	Reporting. LogMeIn Central provides the ability to report on account, device and session data.

•	Integrated security. LogMeIn Central utilizes industry-standard encryption and authentication methods. In addition, LogMeIn Central also supports detailed account audit logging, including changes to account email addresses, failed attempts to login and changes to account security settings.

•	Host configuration. LogMeIn Central enables the configuration of LogMeIn host software, including access settings, network restrictions and other compliance options.

•	Computer grouping and account personalization. LogMeIn Central allows users to organize their devices into specific groups, and personalize the console to meet specific needs, including the saved searches, links to resources and customized charting and graphing.

•	One2Many tasks and commands. LogMeIn Central, when combined with LogMeIn Pro[2] host software, enables users to push software updates, scripts and common management tasks to multiple devices simultaneously ensuring rapid batch updates to dozens, hundreds or even thousands of devices.

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

Remote Collaboration Services

join.me and join.me pro are browser-based online meeting and screen sharing services that give users the ability to quickly and securely share their computer desktop with up to 250 other people. Both services can be initiated either through a visit to the http://join.me website or through a small downloadable desktop application. Users start or ‘host’ a collaboration session by clicking a ‘share button’ which generates a 9-digit numeric code. They then provide this code to other users (‘attendees’ or ‘viewers’) who enter it at the join.me website and click ‘join’. Within a few seconds, the attendees are viewing the host’s screen. Like LogMeIn Free and LogMeIn Pro2, join.me is offered in a free-to-paid model where the free service encourages widespread awareness and word-of-mouth referrals and the ‘pro’ version introduces additional functionality and benefits for a monthly or annual subscription.

join.me free includes the following features:

•	Screen sharing. join.me enables users to share their local computer screen with up to 250 other people for online meetings or ad hoc collaboration.

•	Chat. A simple text chat option that provides users with the ability to chat with all meeting participants or with individual participants.

•	File sharing. join.me allows users to transfer or share files from one computer to another.

•	Remote control. Allows host users to give attendees remote control of their screen and computer.

•	Toll-based conference line. join.me offers a complementary teleconference line uniquely associated with each meeting or screen sharing session.

join.me pro extends these capabilities with a variety of premium features for a monthly or annual subscription fee, including:

•	Personal meeting IDs. Allows meeting hosts to create and use personalized meeting codes and links for use with attendees in place of the nine digit numeric codes.

•	Meeting scheduler. Enables hosts to schedule and invite people to meetings or planned events through an in-product calendaring and notification system

•	Meeting ‘lock’. Allows hosts to lock or secure their meetings, requiring attendees to ask for permission to join before seeing the host’s screen.

•	User management. join.me pro gives hosts and account holders the ability create and manage new host accounts for co-workers or colleagues.

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

The infrastructure-related costs of delivering our services include bandwidth, power, server depreciation and co-location fees. Gravity transmits data using a combination of methods working together to relay data via our data centers and to transmit data over the Internet directly between end-point devices. During the twelve months ended December 31, 2010, more than 90% of the data transmitted by our services was transmitted directly between end-point devices, reducing our bandwidth and bandwidth-related costs.

Gravity is physically hosted in four separate data centers. We lease space in co-location hosting facilities operated by third parties. Three of our Gravity data centers are located in the United States, and the fourth is located in Europe. During the twelve months ended December 31, 2010, we averaged 10 million computers connecting to our Gravity service each day. Our goal is to maintain sufficient excess capacity such that any one of the data centers could fail, and the remaining data centers could handle the load without extensive disruption to our service. During the twelve months ended December 31, 2010, our Gravity service was available 100% of the time.

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

Tradeshows.  We showcase our suite of services at technology and industry-specific tradeshows. Our participation in these shows ranges from elaborate presentations in front of large groups to one-on-one discussions and demonstrations at manned booths. In 2010, we attended 40 trade shows in the United States, Europe and Australia.

Offline Advertising.  Our offline print advertising is comprised of publications, such as The Metro, MacLife and VSR Magazine, which are targeted at IT professionals and consumers. We sponsor advertorials in regional newspapers, which target IT consumers. Additionally, we have advertised using more traditional methods, such as radio and outdoor advertising, in regional markets.

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

Sales Efforts and Other Initiatives

New Account Sales.  Our sales are typically preceded by a trial of one of our services, and 98% of our purchase transactions are settled via credit card. Our sales operations team determines whether or not a trial should be managed by a telephone-based sales representative or handled via our e-commerce sales process. As of December 31, 2010, we employed 64 telephone-based sales representatives to manage newly generated trials. In addition, a small sales and business development team concentrates on sales to larger organizations and the formulation of strategic technology partnerships that are intended to generate additional sales.

Renewal Sales.  All of our services are sold on a subscription basis. Approximately 95% of our subscriptions have a term of one year.

International Sales.  We currently have sales teams located in Europe and Australia focusing on international sales. In each of the years ended December 31, 2008, 2009 and 2010, we generated approximately 30% of our sales orders outside of North America. As of December 31, 2008, 2009 and 2010, we had long-lived assets of approximately 22%, 38% and 37%, respectively, located outside of the United States.

For the twelve months ended December 31, 2008, 2009 and 2010, we spent $31.6 million, $35.8 million and $45.9 million, respectively, on sales and marketing.

Research and Development

We have made and intend to continue making significant investments in research and development in order to continue to improve the efficiency of our service delivery platform, improve existing services and bring new services to market. Our primary engineering organization is based in Budapest, Hungary, where the first version of our service was developed. Our founding engineering team has worked together for over 10 years, designing and running highly large-scale Internet services. Approximately 43% of our employees, as of December 31, 2010, work in research and development. Research and development expenses totaled $12.0 million in 2008, $13.1 million in 2009 and $15.2 million in 2010.

In June 2009, we received approval of a grant from the Hungarian government which reimburses us for a portion of our Hungarian research and development related costs for a four year period, beginning in September 2008. These reimbursements are recorded as a reduction of research and development expense and totaled approximately $371,000 in the year ended December 31, 2010.

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

Citrix’s Online division and Cisco’s WebEx division are our two most significant competitors. Both companies offer a service that provides hosted remote access, collaboration and remote access-based services.

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

We believe our large user base also gives us an advantage over smaller competitors and potential new entrants into the market by making it more expensive for them to gain general market awareness. We currently compete against several smaller competitors, including NTRglobal (headquartered in Spain), TeamViewer (headquartered in Germany) and Bomgar. In addition, potential customers may look to software-based and free solutions, including Symantec’s pcAnywhere and Microsoft’s Remote Desktop, which comes bundled into most current versions of the Microsoft operating system, and others.

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

Employees

As of December 31, 2010, we had 415 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

RISKS RELATED TO OUR BUSINESS

We may be unable to maintain profitability.

We experienced net losses of $9.1 million for 2007, and $5.4 million for 2008. In the quarter ended September 30, 2008, we achieved profitability and reported net income for the first time. We reported net income of $8.8 million for 2009 and $21.1 million for 2010. We cannot predict if we will sustain this profitability or, if we fail to sustain this profitability, again attain profitability in the near future or at all. We expect to continue making significant future expenditures to develop and expand our business. In addition, as a public company, we incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures make it harder for us to maintain future profitability. Our recent growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this report and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to maintain profitability, and we may incur significant losses for the foreseeable future.

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

There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. We have been, and may in the future be, subject to third party patent infringement lawsuits as we face increasing competition and become increasingly visible. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop a non-infringing technology or enter into license agreements. There can be no assurance that such licenses will be available on acceptable terms and conditions, if at all and although we have previously licensed proprietary technology, we cannot be certain that the owners’ rights in such technology will not be challenged, invalidated or circumvented. For these reasons and because of the potential for high court awards that are difficult predict, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. In addition, many of our service agreements require us to indemnify our customers from certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. These types of claims could harm our relationships with our customers, deter future customers from subscribing to our services or expose us to further litigation. Any adverse determination related to intellectual property claims or litigation could prevent us from offering all or a portion of our services to customers due to an injunction or require us to pay damages or license fees, which could adversely affect our business, financial condition and operating results.

For information concerning pending patent infringement cases in which we are involved, please refer to Part I, Item 3 entitled “Legal Proceedings” and Note 11 of the Notes to Consolidated Financial Statements.

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

We host our services and serve all of our customers from four third-party data center facilities, of which three are located in the United States and one is located in Europe. We do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

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

We increased our revenue from $51.7 million in 2008 to $74.4 million in 2009 and to $101.1 million in 2010. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires an annual management assessment of the effectiveness of our internal controls over financial reporting and a report from our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting. We have documented, tested and improved, to the extent necessary, our internal controls over financial reporting for the year ended December 31, 2010. If in the future we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if as part of our process of documenting and testing our internal controls over financial reporting, we or our independent registered public accounting firm identify deficiencies or areas for further attention and improvement, implementing appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our services to new and existing customers.

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

We derive, and expect to continue to derive, substantially all of our revenue from the sale of on-demand solutions. As a result, widespread acceptance and use of the on-demand business model is critical to our future growth and success. Under the perpetual or periodic license model for software procurement, users of the software typically run applications on their hardware. Because companies are generally predisposed to maintaining control of their IT systems and infrastructure, there may be resistance to the concept of accessing the functionality that software provides as a service through a third party. If the market for on-demand, software solutions fails to grow or grows more slowly than we currently anticipate, demand for our services could be negatively affected.

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

Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until February 28, 2011, our common stock has traded as high as $47.54 and as low as $15.15. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Our principal facilities consist of approximately 45,813 square feet of office space located at 500 Unicorn Park Drive, Woburn, Massachusetts, and approximately 25,200 square feet of space at our development facility located in Hungary. We also have leased additional office space in Hungary, The Netherlands, Australia and England. We believe our facilities are sufficient to support our needs through 2011 and that additional space will be available in the future on commercially reasonable terms as needed.

We also lease space in four data centers operated by third parties, of which three are located in the United States and the fourth is located in Europe.

ITEM 3.	LEGAL PROCEEDINGS

On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named us as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007). We received service of the complaint on September 10, 2010. The complaint alleges that we have infringed U.S. Patent No. 6,928,479, which allegedly is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint seeks damages in an unspecified amount and injunctive relief. As of February 28, 2011, the case remains in the discovery phase and both parties have made various motions before the court. A trial is tentatively scheduled for the second quarter of 2011. We believe we have strong defenses to the claims and intend to defend the lawsuit vigorously.

On November 3, 2010, Gemini IP LLC, or Gemini, filed a complaint that named us as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Texas (Civil Action No. 4:07-cv-521). We received service of the complaint on November 10, 2010. The complaint alleges that we have infringed U.S. Patent No. 6,117,932, which allegedly is owned by Gemini and has claims related to a system for operating an IT helpdesk. The complaint seeks damages in an unspecified amount and injunctive relief. We believe we have meritorious defenses to the claims and intend to defend the lawsuit vigorously.

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

Certain Information Regarding the Trading of Our Common Stock

Our common stock began trading under the symbol “LOGM” on the NASDAQ Global Market on July 1, 2009. Prior to that date, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the NASDAQ Global Market:

	High	Low

2009
Third Quarter	$20.99	$15.15
Fourth Quarter	$23.50	$16.59
2010
First Quarter	$21.05	$16.71
Second Quarter	$29.99	$20.02
Third Quarter	$38.62	$24.82
Fourth Quarter	$47.54	$33.00

Holders of Our Common Stock

As of February 22, 2011, there were 20 holders of record of shares of our common stock.

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

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

(a) Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2010.

(b) Use of Proceeds from Public Offerings of Common Stock

On July 7, 2009, we closed our IPO, in which 7,666,667 shares of common stock were sold at a price to the public of $16.00 per share. We sold 5,750,000 shares of our common stock in the offering and selling stockholders sold 1,916,667 of the shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $122.7 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-148620), which was declared effective by the SEC on June 30, 2009. J.P. Morgan Securities, Inc. and Barclays Capital, Inc. served as representatives of the several underwriters in this offering. We raised approximately $82.9 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other estimated offering costs of $2.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. From the effective date of the registration statement through December 31, 2010, we have not used any of the net proceeds of the IPO. We intend to use the net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. Pending these uses, we have invested the funds in a registered money market fund and marketable securities. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

On November 19, 2009, we closed a secondary public offering of our common stock. On December 16, 2009, we closed the sale of additional shares of common stock issued in the offering upon the exercise of the underwriters’ over-allotment option. In aggregate, a total of 3,326,609 shares of common stock were sold at a price to the public of $18.50 per share. J.P. Morgan Securities Inc. and Barclays Capital Inc. served as representatives of the several underwriters for the offering. We sold 99,778 shares of our common stock in the offering and selling stockholders sold an additional 3,226,831 shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $61.5 million. The offer and sale of all of the shares in the secondary offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-162936), which was declared effective by the SEC on November 19, 2009. We raised approximately $1.2 million in net proceeds after deducting underwriting discounts and commissions of $0.1 million and other estimated offering costs of $0.5 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. From the effective date of the registration statement through December 31, 2010, we have not used any of the of the net proceeds received from our secondary public offering. We intend to use the net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. There has been no material change in the planned use of proceeds from our secondary public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

	Years Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands, except for per share data)

Consolidated Statement of Operations Data:
Revenue	$11,307	$26,998	$51,723	$74,408	$101,057
Cost of revenue(1)	2,033	3,925	5,970	7,508	9,124

Gross profit	9,274	23,073	45,753	66,900	91,933

Operating expenses:
Research and development(1)	3,232	6,661	11,997	13,149	15,214
Sales and marketing(1)	10,050	19,488	31,631	35,821	45,869
General and administrative(1)	2,945	3,611	6,583	8,297	12,319
Legal settlements	—	2,225	600	—	—
Amortization of acquired intangibles(1)	141	328	328	328	338

Total operating expenses	16,368	32,313	51,139	57,595	73,740

Income (loss) from operations	(7,094)	(9,240)	(5,386)	9,305	18,193
Interest, net	365	260	217	128	634
Other income (expense), net	28	(25)	(111)	(294)	(219)

Income (loss) before provision for income taxes	(6,701)	(9,005)	(5,280)	9,139	18,608
Benefit (provision) for income taxes	—	(50)	(122)	(342)	2,491

Net income (loss)	(6,701)	(9,055)	(5,402)	8,797	21,099
Accretion of redeemable convertible preferred stock	(1,790)	(1,919)	(2,348)	(1,311)	—

Net income (loss) attributable to common stockholders	$(8,491)	$(10,974)	$(7,750)	$7,486	$21,099

Net income (loss) attributable to common stockholders per share:
Basic	$(2.47)	$(2.98)	$(1.97)	$0.39	$0.91
Diluted	$(2.47)	$(2.98)	$(1.97)	$0.37	$0.85
Weighted average shares outstanding:
Basic	3,434	3,686	3,933	12,990	23,244
Diluted	3,434	3,686	3,933	14,835	24,840

(1)	Includes stock-based compensation expense and intangible amortization expense as indicated in the following table:

	Years Ended December 31,
	2006	2007	2008	2009	2010
	(In thousands)

Cost of revenue:
Stock-based compensation	$—	$10	$64	$54	$261

Intangible amortization	179	415	415	415	251

Research and development:
Stock-based compensation	11	105	419	537	638

Sales and marketing:
Stock-based compensation	28	177	962	932	1,553

General and administrative:
Stock-based compensation	27	222	1,304	1,399	2,540

Amortization of acquired intangibles:
Intangible amortization	141	328	328	328	338

	As of December 31,
	2006	2007	2008	2009(1)	2010
	(In thousands)

Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term marketable securities	$7,983	$18,676	$22,913	$130,246	$167,424
Total assets	14,656	28,302	37,415	142,859	186,677
Deferred revenue, including long-term portion	7,288	16,104	28,358	34,103	42,793
Long-term debt, including current portion	2,281	1,192	—	—	—
Total liabilities	11,615	23,238	35,191	44,349	56,299
Redeemable convertible preferred stock	20,596	32,495	34,843	—	—
Total stockholders’ equity (deficit)	(17,554)	(27,431)	(32,619)	98,509	130,378

(1)	Comparability affected by proceeds received from our 2009 public offerings.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

LogMeIn provides SaaS-based, on-demand, remote-connectivity, collaboration and support solutions to SMBs, IT service providers, mobile carriers, and consumers. Businesses and IT service providers use our solutions to deliver remote, end-user support and to access and manage computers and other Internet-enabled devices more effectively and efficiently from a remote location, or remotely. Consumers and mobile workers use our remote connectivity solutions to access computer resources remotely and to collaborate with other users, thereby facilitating their mobility and increasing their productivity. SMBs and mobile professionals use our solutions to meet online and quickly collaborate on projects. Our solutions, which are deployed and accessed from anywhere through a web browser, or on-demand, are secure, scalable and easy for our customers to try, purchase and use.

We offer three free services and nine premium services. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, expiring free trials that we convert to paid subscriptions and direct marketing to new and existing customers.

We derive our revenue principally from subscription fees from SMBs, IT service providers and consumers. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the year ended December 31, 2010, we generated revenues of $101.1 million, compared to $74.4 million for the year ended December 31, 2009, an increase of approximately 36%.

In addition to selling our services to end users, we entered into a service and marketing agreement with Intel Corporation in December 2007 pursuant to which we adapted our service delivery platform, Gravity, to work with specific technology delivered with Intel hardware and software products. The agreement provided that Intel market and sell the services to its customers. Intel paid us a minimum license and service fee on a quarterly basis during the term of the agreement, and we shared with Intel revenue generated by the use of the services by third parties to the extent it exceeded certain minimum payments. We began recognizing revenue associated with the Intel service and marketing agreement in the quarter ended September 30, 2008 upon receipt of customer acceptance. In September 2010, Intel notified us that it intended to terminate the connectivity service and marketing agreement effective on December 26, 2010. In accordance with the termination provisions of the agreement, Intel will not owe us any of the $5.0 million in fees associated with 2011, the final year of the agreement, but paid us a one-time termination fee of $2.5 million. During the year ended December 31, 2010, we recognized $9.6 million in revenue from this agreement, which includes the $2.5 million termination fee which was paid in December 2010.

Through December 31, 2010, we have primarily funded our operations through the sale of redeemable convertible preferred stock which resulted in proceeds of approximately $27.8 million and cash flows from operations. We incurred a net loss of $5.4 million for 2008 and earned net income of $8.8 million for 2009 and $21.1 million for 2010. We expect to continue making significant future expenditures to develop and expand our business.

Certain Trends and Uncertainties

The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. The summary should be considered along with the factors identified in the section titled ‘‘Risk Factors” of this Annual Report on Form 10-K.

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

Sources of Revenue

We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers and consumers. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe and is not concentrated within one customer or group of customers. The majority of our customers subscribe to our services on an annual basis and pay in advance, typically with a credit card, for their subscription. A smaller percentage of our customers subscribe to our services on a monthly basis through either month-to-month commitments or annual commitments that are then paid monthly with a credit card. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period.

In addition to our subscription fees, to a lesser extent, we also generate revenue from license and annual maintenance fees from the licensing of our RemotelyAnywhere product. We license RemotelyAnywhere to our customers on a perpetual basis. Because we do not have vendor specific objective evidence of fair value, or VSOE, for our maintenance arrangements, we record the initial license and maintenance fee as deferred revenue and recognize the fees as revenue ratably, on a daily basis, over the initial maintenance period. We also initially record maintenance fees for subsequent maintenance periods as deferred revenue and recognize revenue ratably, on a daily basis, over the maintenance period. We also generate revenue from the license of our Ignition for iPhone, iPad and Android product which is sold as a perpetual license and is recognized as delivered. Revenue from RemotelyAnywhere, Ignition for iPhone, iPad and Android represented approximately 6% of our revenue for the year ended December 31, 2010.

Employees

We have increased our number of full-time employees to 415 at December 31, 2010 as compared to 338 at December 31, 2009.

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

Research and Development.  Research and development expenses consist primarily of wages and benefits for development personnel, professional fees associated with outsourced development projects, facilities rent and depreciation associated with assets used in development. We have focused our research and development efforts on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Hungary. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. During the year ended December 31, 2010, we capitalized approximately $214,000 of costs related to internally developed computer software to be sold as a service, which was incurred during the application development stage. No amounts were capitalized prior to 2010 as the costs incurred during such stage have historically been immaterial. As a result, the majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in both absolute dollars and as a percentage of revenue as we continue to enhance and expand our services.

Sales and Marketing.  Sales and marketing expenses consist primarily of online search and advertising costs, wages, commissions and benefits for sales and marketing personnel, offline marketing costs such as media advertising and trade shows, professional fees and credit card processing fees. Online search and advertising costs consist primarily of pay-per-click payments to search engines and other online advertising media such as banner ads. Offline marketing costs include radio and print advertisements as well as the costs to create and produce these advertisements, and tradeshows, including the costs of space at tradeshows and costs to design and construct tradeshow booths. Advertising costs are expensed as incurred. In order to continue to grow our business and awareness of our services, we expect that we will continue to commit resources to our sales and marketing efforts. We expect that sales and marketing expenses will increase in absolute dollars but decrease as a percentage of revenue over time as our revenue increases.

General and Administrative.  General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, finance and accounting personnel, professional fees, insurance and other corporate expenses. We expect that general and administrative expenses will increase primarily due to the significant legal costs associated with our defense against the patent infringement claims made by 01 Communique. Additionally, general and administrative expenses will increase as we continue to add personnel, enhance our internal information systems to align with the growth of our business and expenses related to audit, accounting and insurance costs. We expect that our general and administrative expenses will significantly increase in both absolute dollars and as a percentage of revenue primarily related to defending the patent infringement claims.

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

Our arrangements for the licensing of RemotelyAnywhere permit our customers to use the software on their hardware and include one year of maintenance services, which includes the right to support and upgrades, on a when and if available basis. We do not have VSOE for our maintenance service arrangements and thus recognize revenue ratably on a daily basis over the initial maintenance period, which is generally one year. We also recognize revenue from the sale of our Ignition for iPhone, iPad and Android software products which are sold on a perpetual basis. We recognize revenue when there is persuasive evidence of an arrangement, the product has been provided to the customer, the fee is fixed or determinable and collectability is deemed probable.

Income Taxes.  We are subject to federal, state, and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our provision for these income taxes and deferred tax assets. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities, and we assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At December 31, 2010, our deferred tax assets consisted primarily of net operating losses, research and development credit carryforwards, and stock option compensation expense. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2009, we provided a full valuation allowance against our deferred tax assets as we believed the objective and verifiable evidence of our historical pretax net losses outweighed the positive evidence of our pre-tax income for the year ended December 31, 2009 and forecasted future earnings. During 2010, we reassessed the need for a valuation allowance against our deferred tax assets and concluded that it was more likely than not that we would be able to realize certain of our deferred tax assets primarily as a result of continued profitability, achieving three years of cumulative profitability and forecasted future earnings. Accordingly, we reversed the valuation allowance related to our U.S. and certain foreign deferred tax assets of $8.6 million during the year ended December 31, 2010. As of December 31, 2010, we maintained a full valuation allowance against the deferred tax assets of our Hungarian subsidiary, as this entity has historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

We evaluate our uncertain tax positions based on a determination of whether and how much of a tax benefit we have taken in our tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through December 31, 2010, we have not identified any material uncertain tax positions for which liabilities would be required.

Stock-Based Compensation.  Share-based awards are accounted for at fair value, which requires us to recognize compensation expense for all share-based awards granted, modified, repurchased or cancelled on or after January 1, 2006. These costs are recognized on a straight-line basis over the requisite service period for all time-based vested awards.

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

The assumptions used in determining the fair value of share-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change, and we use different assumptions, our share-based compensation could be materially different in the future. The risk-free interest rate used for each grant is based on a U.S. Treasury instrument with a term similar to the expected term of the share-based award. The expected term of options has been estimated utilizing the vesting period of the option, the contractual life of the option and our option exercise history. Because there was no public market for our common stock prior to our IPO, we lacked company-specific historical and implied volatility information. Therefore, we estimate our expected stock volatility based on that of publicly-traded peer companies, and we expect to continue to use this methodology until such time as we have adequate historical data regarding the volatility of our publicly-traded stock price. We recognize compensation expense for only the portion of options that are expected to vest. Accordingly, we have estimated expected forfeitures of stock options based on our historical forfeiture rate and we use these rates to develop future forfeiture rates. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to compensation expense may be required in future periods. Past fair value of option grants may not be a reliable indicator of future fair values as assumptions such as volatility may change over time.

Loss Contingencies.  We are currently involved in various legal claims and legal proceedings and may be subject to additional legal claims and proceedings in the future that arise in the ordinary course of business. We consider the likelihood of a loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We regularly evaluate current information available and reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information to determine whether such accruals should be adjusted and whether new accruals are required and update our disclosures accordingly. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations, financial position and cash flows. See Note 11 to the Consolidated Financial Statements in Part II, Item 8 for a further discussion of litigation and contingencies as well as “Legal Proceedings” in Part I, Item 3.

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Years Ended December 31,
	2008	2009	2010

Operations Data:
Revenue	100%	100%	100%
Cost of revenue	12	10	9

Gross profit	88	90	91

Operating expenses:
Research and development	23	18	15
Sales and marketing	61	48	46
General and administrative	13	11	12
Legal settlements	1	—	—
Amortization of acquired intangibles	1	—	—

Total operating expenses	99	77	73

Income (loss) from operations	(11)	13	18
Interest and other income (expense), net	1	(1)	—

Income (loss) before income taxes	(10)	12	18
Benefit (provision) for income taxes	(1)	—	3

Net income (loss)	(10)%	12%	21%

Years Ended December 31, 2010 and 2009

Revenue.  Revenue for the year ended December 31, 2010 was $101.1 million, an increase of $26.6 million, or 36%, over revenue of $74.4 million for the year ended December 31, 2009. Of the 36% increase in revenue, the majority of the increase was due to an increase in revenue from new customers, as our total number of premium accounts increased to approximately 585,000 at December 31, 2010 from approximately 300,000 premium accounts at December 31, 2009, and incremental add-on revenues from our existing customer base. The increase in revenue was also due to approximately $3.6 million of incremental revenue from Intel related to the one-time termination payment and acceleration of development fees recognized as revenue related to the early termination of our sales and marketing agreement in December 2010.

Cost of Revenue.  Cost of revenue for the year ended December 31, 2010 was $9.1 million, an increase of $1.6 million, or 22%, over cost of revenue of $7.5 million for the year ended December 31, 2009. As a percentage of revenue, cost of revenue was 9% and 10% for the years ended December 31, 2010 and 2009, respectively. The increase in absolute dollars resulted primarily from an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. Of the increase in cost of revenue, $0.9 million resulted from increased data center costs associated with managing our data centers and the hosting of our services. The increase in data center costs was due to the expansion of our data center facilities as we added capacity to our hosting infrastructure. Additionally, $0.8 million of the increase in cost of revenue was due to the increased costs in our customer support organization, primarily as a result of hiring new employees to support our customer growth.

Research and Development Expenses.  Research and development expenses for the year ended December 31, 2010 were $15.2 million, an increase of $2.1 million, or 16%, over research and development expenses of $13.1 million for the year ended December 31, 2009. As a percentage of revenue, research and development expenses were 15% and 18% for the year ended December 31, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to a $1.5 million increase in personnel related costs as we hired additional employees to improve the ease of use and functionality of our existing services as well as develop new service offerings. The increase in personnel related costs was offset by the capitalization of approximately $0.2 million of costs related to new product development incurred during the application development stage during the year ended December 31, 2010. No amounts were capitalized in year ended December 31, 2009 as the costs incurred in the period were immaterial. The increase was also due to a $0.3 million increase in rent costs primarily related to our new office space in Hungary, a $0.3 million increase in travel-related costs and a $0.1 million increase in depreciation expense. These were offset by a $0.2 million decrease in professional fees.

Sales and Marketing Expenses.  Sales and marketing expenses for the year ended December 31, 2010 were $45.9 million, an increase of $10.0 million, or 28%, over sales and marketing expenses of $35.8 million for the year ended December 31, 2009. As a percentage of revenue, sales and marketing expenses were 46% and 48% for the year ended December 31, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to a $6.4 million increase in marketing program costs and a $2.6 million increase in personnel-related and recruiting costs from additional employees hired to support our growth in sales and expand our marketing efforts. The increase was also due to a $0.4 million increase in credit card processing fees, a $0.2 million increase in hardware and software maintenance costs, a $0.2 million increase in travel-related costs and a $0.1 increase in rent costs primarily related to the expansion of our corporate headquarters.

General and Administrative Expenses.  General and administrative expenses for the year ended December 31, 2010 were $12.3 million, an increase of $4.0 million, or 48%, over general and administrative expenses of $8.3 million for the year ended December 31, 2009. As a percentage of revenue, general and administrative expenses were 12% and 11% for the year ended December 31, 2010 and 2009, respectively. The increase in absolute dollars was primarily due to a $2.3 million increase in personnel-related costs as we increased the number of general and administrative employees to support our overall growth. The increase was also due to a $0.6 million increase in legal fees, a $0.4 million increase in audit and accounting costs, a $0.3 million increase in corporate insurance costs and a $0.2 million increase in professional fees.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles for the year ended December 31, 2010 and 2009 was $0.3 million and related primarily to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc.

Interest and Other Income (Expense), Net.  Interest and other income (expense), net for the year ended December 31, 2010 was income of approximately $0.4 million, compared to an expense of approximately $0.2 million for the year ended December 31, 2009. The change was mainly due to an increase in interest income resulting from an increase in the amount of funds invested in higher yielding marketable securities as well as a decrease in foreign currency losses.

Income Taxes.  Our effective income tax rate for the year ended December 31, 2010 was a benefit of 13% on pre-tax income of $18.6 million. Our effective rate for the period is lower than the statutory federal income tax rate of 35% due primarily to the $8.6 million reversal during 2010 of our beginning of the year valuation allowance related to our domestic and certain foreign deferred tax assets. As of December 31, 2009 and through the first quarter of 2010, we provided a full valuation allowance related to our deferred tax assets as we believed the objective and verifiable evidence of our historical pre-tax net losses outweighed the existing positive evidence.

During 2010, we reassessed the need for a valuation allowance against our deferred tax assets and concluded that it was more likely than not that we would be able to realize certain of our deferred tax assets primarily as a result of continued profitability and forecasted future results. Accordingly, we reversed our valuation allowance related to our U.S. and certain foreign deferred tax assets. As of December 31, 2010, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary.

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

Research and Development Expenses.  Research and development expenses for the year ended December 31, 2009 were $13.1 million, an increase of $1.2 million, or 10%, over research and development expenses of $12.0 million for the year ended December 31, 2008. As a percentage of revenue, research and development expenses were 18% and 23% for the years ended December 31, 2009 and 2008, respectively. The increase in absolute dollars was primarily due to a $0.4 million increase in personnel-related costs, including salary and other compensation related costs, as we increased the number of research and development personnel to 143 at December 31, 2009 from 122 at December 31, 2008. The increase was also due to a $0.3 million increase in rent costs primarily related to our new office space in Budapest, Hungary, a $0.2 million increase in telephone costs, a $0.1 million increase in depreciation expense and a $0.1 million increase in professional fees.

Sales and Marketing Expenses.  Sales and marketing expenses for the year ended December 31, 2009 were $35.8 million, an increase of $4.2 million, or 13%, over sales and marketing expenses of $31.6 million for the year ended December 31, 2008. As a percentage of revenue, sales and marketing expenses were 48% and 61% for the years ended December 31, 2009 and 2008, respectively. The increase in absolute dollars was primarily due to a $2.1 million increase in personnel related and recruiting costs from additional employees hired to support our growth in sales and expand our marketing efforts. The total number of sales and marketing personnel increased to 115 at December 31, 2009 from 101 at December 31, 2008. The increase was also due to a $0.4 million increase in marketing program costs, a $0.3 million increase in professional fees, a $0.3 million increase in telephone costs, a $0.2 million increase in hardware and software maintenance costs, a $0.2 million increase in travel related costs and a $0.5 million increase in other miscellaneous expenses, primarily consisting of credit card processing fees.

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

Income Taxes.  During the year ended December 31, 2009 and 2008, we recorded a deferred tax provision of approximately $15,000 and $17,000 related to the different book and tax treatment for goodwill and a provision for alternative minimum taxes, foreign and state income taxes totaling $0.3 million and $0.1 million, respectively. We recorded a federal income tax provision for the year ended December 31, 2009 and a federal income tax benefit for the year ended December 31, 2008 which was offset by the change in the valuation allowance. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. Through December 31, 2009, we have provided a full valuation allowance against our deferred tax assets as we believe the objective and verifiable evidence of our historical pretax net losses outweighs the positive evidence of our 2009 pre-tax profit and forecasted future results.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2008	2009	2010
		(In thousands)

Net cash provided by operations	$10,131	$24,339	$36,469
Net cash used in investing activities	(3,775)	(33,165)	(65,003)
Net cash provided by (used in) financing activities	(2,101)	86,157	5,789
Effect of exchange rate changes	(18)	46	(265)

Net increase (decrease) in cash	$4,237	$77,377	$(23,010)

At December 31, 2010, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $167.4 million.

Cash Flows From Operating Activities

Net cash provided by operating activities was $36.5 million, $24.3 million, and $10.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Net cash inflows from operating activities during the year ended December 31, 2010 were mainly due to $21.1 million of net income for the period. Net cash inflows from operating activities were also due to non-cash operating expenses, including $3.7 million for depreciation and amortization, $5.0 million for stock compensation and $0.2 million for amortization of premium on investments, offset by non-cash benefits, including a $2.7 million benefit from deferred income taxes and a $1.1 million income tax benefit from the exercise of stock options. The net cash inflows from operating activities were also due to an $8.7 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth and a $3.3 million increase in current liabilities. These were offset by a $1.1 million increase in prepaid expenses and other current assets and a $0.7 million increase in accounts receivable. We expect that our future cash flows from operating activities will be impacted by the significant legal costs associated with our defense against the patent infringement claims made by 01 Communique.

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

Cash Flows From Investing Activities

Net cash used in investing activities was $65.0 million, $33.2 million and $3.8 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Net cash used in investing for the year ended December 31, 2010 was primarily related to the purchase of $185.3 million of marketable securities offset by proceeds of $125.0 million from sale or disposal of marketable securities. We invested an additional $4.2 million in property and equipment mainly related to the expansion and upgrade of our data center capacity and also related to the expansion of our corporate headquarters. We also had $0.4 million in intangible asset additions related to the purchase of domain names, trademarks and internally developed software.

Net cash used in investing activities during the year ended December 31, 2009 consisted primarily of net cash paid to purchase marketable securities and property and equipment. Purchases of equipment resulted from the expansion of our data centers as well as our new office space in Hungary. The purchase of marketable securities and property and equipment were offset by a reduction in restricted cash.

Net cash used in investing activities during the years ended December 31, 2008 consisted primarily of the purchase of equipment related to the expansion of our data centers. Net cash used in investing activities during the year ended December 31, 2008 was also due to the purchase of equipment related to the increase in the number of our employees in connection with the expansion of our office and related infrastructure, as well as two certificate of deposits that serve as a security deposit for corporate credit cards and a security deposit related to a new lease agreement for office space in Hungary.

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

Cash Flows From Financing Activities

Net cash flows provided by financing activities were $5.8 million for the year ended December 31, 2010 were mainly related to $4.8 million in proceeds received from the issuance of common stock upon exercise of stock options as well as a $1.1 million income tax benefit from the exercise of stock options offset by $0.2 million in payments made in connection with our secondary public offering.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
		Less Than			More Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years

Operating lease obligations	$6,385,000	$2,576,000	$3,681,000	$128,000	$—
Hosting service agreements	$1,038,000	$1,038,000	—	—	—

Total	$7,423,000	$3,614,000	$3,681,000	$128,000	$—

The commitments under our operating leases shown above consist primarily of lease payments for our Woburn, Massachusetts corporate headquarters, our international sales and marketing offices located in The Netherlands, Australia and England and our research and development offices in Hungary, and contractual obligations related to our data centers.

Recent Accounting Pronouncements

In October 2009, an update was made to “Revenue Recognition — Multiple Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the ‘‘Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective beginning January 1, 2011 and can be applied prospectively or retrospectively. The effect of adoption of this standard will only impact our financial statement disclosure to comply with the additional disclosure requirements. We do not expect the implementation of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Foreign Currency Exchange Risk.  Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a result of the majority of our research and development expenditures being made from our Hungarian research and development facilities, and in our international sales and marketing offices in The Netherlands, Australia and England. In the year ended December 31, 2010, approximately 15%, 9%, 3% and 4% of our operating expenses occurred in our operations in Hungary, The Netherlands, Australia and England, respectively. In the year ended December 31, 2009, approximately 17%, 13% and 2% of our operating expenses occurred in our operations in Hungary, The Netherlands and Australia, respectively. Additionally, approximately 50% of our sales outside the United States are denominated in local currencies and, thus, also subject to fluctuations due to changes in foreign currency exchange rates. To date, changes in foreign currency exchange rates have not had a material impact on our operations, and a future change of 20% or less in foreign currency exchange rates would not materially affect our operations. At this time we do not, but may in the future, enter into any foreign currency hedging programs or instruments that would hedge or help offset such foreign currency exchange rate risk.

Interest Rate Sensitivity.  Interest income is sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our cash and cash equivalents and short-term marketable securities, which are primarily consisted of cash, money market instruments, government securities and agency bonds, we believe there is no material risk of exposure to changes in the fair value of our cash and cash equivalents and marketable securities as a result of changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LogMeIn, Inc.
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
LogMeIn, Inc.
Woburn, Massachusetts

We have audited the accompanying consolidated balance sheets of LogMeIn, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2010, and the related consolidated statements of operations, redeemable convertible preferred stock, stockholders’ equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LogMeIn, Inc. and subsidiaries as of December 31, 2009 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  Deloitte & Touche LLP

Boston, Massachusetts
February 28, 2011

LogMeIn, Inc.

Consolidated Balance Sheets

	December 31,	December 31,
	2009	2010

ASSETS
Current assets:
Cash and cash equivalents	$100,290,001	$77,279,987
Marketable securities	29,956,204	90,144,484
Accounts receivable (net of allowance for doubtful accounts of $83,000 and $111,000 as of December 31, 2009 and December 31, 2010, respectively)	4,149,645	4,744,392
Prepaid expenses and other current assets (including $101,000 and $9,000 of non-trade receivable due from related party at December 31, 2009 and December 31, 2010, respectively)	1,834,244	2,905,618
Deferred income tax assets	—	1,315,529

Total current assets	136,230,094	176,390,010
Property and equipment, net	4,859,139	6,198,487
Restricted cash	373,184	350,481
Intangibles, net	750,915	577,815
Goodwill	615,299	615,299
Other assets	29,918	27,019
Deferred income tax assets	—	2,518,158

Total assets	$142,858,549	$186,677,269

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,328,223	$2,176,390
Accrued liabilities	7,323,176	10,829,310
Deferred revenue, current portion	32,190,539	41,763,138

Total current liabilities	41,841,938	54,768,838
Deferred revenue, net of current portion	1,912,329	1,030,017
Other long-term liabilities	594,931	500,156

Total liabilities	44,349,198	56,299,011

Commitments and contingencies (Note 11)
Preferred stock, $0.01 par value — 5,000,000 shares authorized, 0 shares outstanding as of December 31, 2009 and December 31, 2010	—	—
Stockholders’ equity:
Common stock, $0.01 par value — 75,000,000 shares authorized as of December 31, 2009 and December 31, 2010; 22,448,808 and 23,858,514 shares outstanding as of December 31, 2009 and December 31, 2010, respectively	224,488	238,585
Additional paid-in capital	122,465,372	133,425,098
Accumulated deficit	(24,182,960)	(3,084,316)
Accumulated other comprehensive income (loss)	2,451	(201,109)

Total stockholders’ equity	98,509,351	130,378,258

Total liabilities and stockholders’ equity	$142,858,549	$186,677,269

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Operations

	Years Ended December 31,
	2008	2009	2010

Revenue (including $3,036,000, $6,007,000 and $9,580,000 from a related party during the years ended December 31, 2008, 2009 and 2010, respectively)	$51,723,453	$74,408,660	$101,057,207
Cost of revenue	5,970,260	7,508,376	9,124,645

Gross profit	45,753,193	66,900,284	91,932,562

Operating expenses
Research and development	11,996,947	13,148,986	15,213,902
Sales and marketing	31,631,080	35,820,996	45,868,817
General and administrative	6,583,317	8,297,399	12,319,316
Legal settlements	600,000	—	—
Amortization of acquired intangibles	327,715	327,716	337,753

Total operating expenses	51,139,059	57,595,097	73,739,788

Income (loss) from operations	(5,385,866)	9,305,187	18,192,774
Interest income	276,439	129,485	634,657
Interest expense	(60,094)	(1,766)	(1,000)
Other expense	(110,519)	(294,116)	(218,816)

Income (loss) before income taxes	(5,280,040)	9,138,790	18,607,615
(Provision) benefit for income taxes	(122,005)	(341,537)	2,491,029

Net income (loss)	(5,402,045)	8,797,253	21,098,644

Accretion of redeemable convertible preferred stock	(2,348,229)	(1,311,225)	—

Net income (loss) attributable to common stockholders	$(7,750,274)	$7,486,028	$21,098,644

Net income (loss) attributable to common stockholders per share:
Basic	$(1.97)	$0.39	$0.91
Diluted	$(1.97)	$0.37	$0.85
Weighted average shares outstanding:
Basic	3,933,446	12,989,943	23,244,479
Diluted	3,933,446	14,835,314	24,839,905

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock, Stockholders’ Equity and Comprehensive Income (Loss)

	Series A Redeemable		Series B Redeemable		Series B-1 Redeemable		Total Redeemable
	Convertible		Convertible		Convertible		Convertible						Accumulated
	Preferred Stock		Preferred Stock		Preferred Stock		Preferred Stock		Common Stock		Additional		Other	Total	Comprehensive
	Number of		Number of		Number of		Number of		Number of		Paid-In	Accumulated	Comprehensive	Stockholders’	Income
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Income (Loss)	Equity	(Loss)
Balance at January 1, 2008	17,010,413	$11,590,298	11,668,703	$10,914,780	2,222,223	$9,989,962	30,901,339	$32,495,040	3,891,978	$38,920	$58,380	$(27,578,168)	$50,233	$(27,430,635)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	88,300	883	109,492	—	—	110,375
Accretion of Redeemable Convertible Preferred Stock to redemption value	—	910,669	—	714,204	—	723,356	—	2,348,229	—	—	(2,348,229)	—	—	(2,348,229)
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,491,405	—	—	2,491,405
Comprehensive loss:
Net loss	—	—	—	—	—	—	—	—	—	—	—	(5,402,045)	—	(5,402,045)	$(5,402,045)
Cumulative translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	(40,246)	(40,246)	(40,246)

Total comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$(5,442,291)

Balance at December 31, 2008	17,010,413	12,500,967	11,668,703	11,628,984	2,222,223	10,713,318	30,901,339	34,843,269	3,980,278	39,803	311,048	(32,980,213)	9,987	(32,619,375)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	258,229	2,582	514,027	—	—	516,609
Issuance of common stock in connection with initial public offering, net of issuance costs of $2,672,414	—	—	—	—	—	—	—	—	5,750,000	57,500	82,830,086	—	—	82,887,586
Issuance of common stock in connection with secondary public offering, net of issuance costs of $508,314	—	—	—	—	—	—	—	—	99,778	998	1,235,057	—	—	1,236,055
Accretion of Redeemable Convertible Preferred Stock to redemption value	—	509,072	—	399,206	—	402,947	—	1,311,225	—	—	(1,311,225)	—	—	(1,311,225)
Conversion of redeemable convertible preferred stock to common stock upon close of initial public offering	(17,010,413)	(13,010,039)	(11,668,703)	(12,028,190)	(2,222,223)	(11,116,265)	(30,901,339)	(36,154,494)	12,360,523	123,605	36,030,889	—	—	36,154,494
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,855,490	—	—	2,855,490
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	8,797,253	—	8,797,253	$8,797,253
Unrealized loss on available-for-sale securities, net of tax													(53,691)	(53,691)	(53,691)
Cumulative translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	46,155	46,155	46,155

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$8,789,717

Balance at December 31, 2009	—	—	—	—	—	—	—	—	22,448,808	224,488	122,465,372	(24,182,960)	2,451	98,509,351
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	1,409,706	14,097	4,820,786	—	—	4,834,883
Income tax benefit from stock options exercises	—	—	—	—	—	—	—	—	—	—	1,149,843	—	—	1,149,843
Reversal of accrued offering costs in connection with secondary public offering	—	—	—	—	—	—	—	—	—	—	25,222	—	—	25,222
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	4,963,875	—	—	4,963,875
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	21,098,644	—	21,098,644	$21,098,644
Unrealized gain on available-for-sale securities, net of tax													79,570	79,570	79,570
Cumulative translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	(283,130)	(283,130)	(283,130)

Total comprehensive income	—	—	—	—	—	—	—	—	—	—	—	—	—	—	$20,895,084

Balance at December 31, 2010	—	$—	—	$—	—	$—	—	$—	23,858,514	$238,585	$133,425,098	$(3,084,316)	$(201,109)	$130,378,258

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2009	2010

Cash flows from operating activities
Net income (loss)	$(5,402,045)	$8,797,253	$21,098,644
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,403,057	3,201,029	3,719,721
Amortization of premium on investments	—	931	239,090
Provision for bad debts	79,000	115,000	87,500
Provision for (benefit from) deferred income taxes	16,669	14,696	(2,673,141)
Income tax benefit from the exercise of stock options	—	—	(1,149,843)
Stock-based compensation	2,748,925	2,921,612	4,991,715
Loss (gain) on disposal of equipment	—	998	(1,882)
Discount on note payable	57,679	—	—
Changes in assets and liabilities:
Accounts receivable	(1,541,298)	435,971	(682,247)
Prepaid expenses and other current assets	(1,027,534)	(168,939)	(1,071,375)
Other assets	(22,359)	(7,559)	2,899
Accounts payable	(1,254,196)	729,687	(331,753)
Accrued liabilities	1,734,656	2,104,029	3,643,713
Deferred revenue	12,254,417	5,744,457	8,690,287
Other long-term liabilities	83,959	449,877	(94,775)

Net cash provided by operating activities	10,130,930	24,339,042	36,468,553

Cash flows from investing activities
Purchases of marketable securities	—	(30,010,825)	(185,348,800)
Proceeds from sale or disposal of marketable securities	—	—	125,000,000
Purchases of property and equipment	(3,313,004)	(3,373,180)	(4,243,166)
Intangible asset additions	—	—	(416,062)
(Increase) decrease in restricted cash and deposits	(461,959)	218,854	5,118

Net cash used in investing activities	(3,774,963)	(33,165,151)	(65,002,910)

Cash flows from financing activities
Proceeds from issuance of common stock in connection with initial public offering, net of issuance costs of $1,397,000	—	84,162,339	—
Proceeds from issuance of common stock in connection with secondary public offering, net of issuance costs of $266,000	—	1,478,027	—
Payments of issuance costs for proposed initial public offering of common stock	(961,864)	—	—
Payments of issuance costs related to secondary offering of common stock	—	—	(195,840)
Proceeds from issuance of common stock upon option exercises	110,375	516,609	4,834,883
Income tax benefit from the exercise of stock options	—	—	1,149,843
Payments on note payable	(1,250,000)	—	—

Net cash (used in) provided by financing activities	(2,101,489)	86,156,975	5,788,886

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(17,918)	46,154	(264,543)

Net increase (decrease) in cash and cash equivalents	4,236,560	77,377,020	(23,010,014)
Cash and cash equivalents, beginning of period	18,676,421	22,912,981	100,290,001

Cash and cash equivalents, end of period	$22,912,981	$100,290,001	$77,279,987

Supplemental disclosure of cash flow information
Cash paid for interest	$205,123	$1,768	$1,000
Cash paid for income taxes	$51,716	$81,922	$612,566
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$219,084	$163,639	$388,501
Accretion of reedemable convertible preferred stock	$2,348,229	$1,311,225	$—
Deferred stock offering costs included in accounts payable and accrued liabilities	$135,745	$241,972	$—
Conversion of redeemable preferred stock to common stock	$—	$36,154,494	$—

See notes to consolidated financial statements.

LogMeIn, Inc.

Notes to Consolidated Financial Statements

1.	Nature of the Business

LogMeIn, Inc. (the “Company”) develops and markets a suite of remote access, remote support, and collaboration solutions that provide instant, secure connections between Internet enabled devices. The Company’s product line includes Gravitytm, LogMeIn Free®, LogMeIn Pro2 ®, LogMeIn® Centraltm, LogMeIn Rescue®, LogMeIn® Rescue+Mobiletm, LogMeIn Backup®, LogMeIn® Ignition SMtm, LogMeIn Hamachi2®, join.metm and RemotelyAnywhere®. The Company is based in Woburn, Massachusetts with wholly-owned subsidiaries in Hungary, The Netherlands, Australia, England and Brazil.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2009 and 2010, marketable securities consisted of U.S. government agency securities that have remaining maturities within two years and have an aggregate amortized cost of $30,009,895 and $90,119,605 and an aggregate fair value of $29,956,204 and $90,144,484, including $0 and $65,136 of unrealized gains and $53,691 and $40,257 of unrealized losses.

Restricted Cash — As of December 31, 2009, the Company had a certificate of deposit in the amount of $5,118 serving as security for a corporate credit card. In addition, the Company had a letter of credit of $125,000 at December 31, 2009 and 2010 from a bank. The letter of credit was issued in lieu of a security deposit on its Woburn, Massachusetts office lease. The letter of credit is secured by a certificate of deposit in the same amount which is held at the same financial institution. In November 2008, the Company entered into a new agreement to lease office space in Budapest, Hungary which required the Company to establish a security deposit with a bank in the amount of 170,295 Euro (which totaled $243,066 and $225,481 at December 31, 2009 and 2010, respectively). Such amounts are classified as long-term restricted cash in the accompanying consolidated balance sheets.

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

Activity in the allowance for doubtful accounts was as follows:

	December 31,
	2008	2009	2010

Balance, beginning	$55,316	$69,266	$83,116
Provision for bad debt	79,000	115,000	87,500
Uncollectible accounts written off	65,050	101,150	59,865

Balance, ending	$69,266	$83,116	$110,751

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

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible assets acquired related to the Applied Networking acquisition in July 2006. The Company does not amortize goodwill, but performs an annual impairment test of goodwill on the last day of its fiscal year and whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. Through December 31, 2010, no impairments have occurred.

Long-Lived Assets and Intangible Assets — The Company records intangible assets at their respective estimated fair values at the date of acquisition. Intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from three to five years.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through December 31, 2010, no impairments have occurred.

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

As of December 31, 2010, one customer accounted for 14% of accounts receivable and there were no customers that represented 10% or more of revenue for the years ended December 31, 2008, 2009, or 2010. As of December 31, 2009, no customers accounted for 10% or more of accounts receivable.

Research and Development — Research and development expenditures are expensed as incurred.

In June 2009, the Company received approval of a grant from the Hungarian government which reimburses it for a portion of its Hungarian research and development related costs for a four year period, beginning in September 2008. These reimbursements are recorded as a reduction of research and development expense and totaled approximately $200,000 and $371,000 for the years ended December 31, 2009 and 2010.

Software Development Costs — The Company has determined that technological feasibility of its software products that are sold as a perpetual licence is reached shortly before their introduction to the marketplace. As a result, development costs incurred after the establishment of technological feasibility and before their release to the marketplace have not been material and such costs have been expensed as incurred.

The Company capitalizes certain direct costs to develop functionality as well as certain upgrades and enhancements of its on-demand products that are probable to result in additional functionality. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized as part of intangible assets until the software is substantially complete and ready for its intended use. Internally developed software costs that are capitalized are classified as intangible assets and amortized over a three year period in the expense category to which the software relates.

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country. Accordingly, the assets and liabilities of the

Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency losses of approximately $111,000, $18,000 and $219,000 for the years ended December 31, 2008, 2009 and 2010.

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

Income Taxes — Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carry-forwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. At each balance sheet date, the Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2009, the Company provided a full valuation allowance against its deferred tax assets as it believed the objective and verifiable evidence of its historical pretax net losses outweighed the positive evidence of its pre-tax income for the year ended December 31, 2009 and forecasted future results.

During 2010, the Company reassessed the need for a valuation allowance against its deferred tax assets and concluded that it was more likely than not that it would be able to realize certain of its deferred tax assets primarily as a result of continued profitability and forecasted future results. Accordingly, the Company reversed its valuation allowance related to its U.S. and certain foreign deferred tax assets of $8,570,000 during the year ended December 31, 2010. As of December 31, 2010, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary, as this entity has historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through December 31, 2010, the Company has not identified any material uncertain tax positions for which liabilities would be required.

Advertising Costs — The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2008, 2009 and 2010, was approximately $11,688,000, $11,717,000, and $17,678,000 respectively, which consisted primarily of online paid searches, banner advertising, and other online marketing and is included in sales and marketing expense in the accompanying consolidated statements of operations.

Comprehensive Income (Loss) — Comprehensive income (loss) is the change in stockholders’ equity during a period relating to transactions and other events and circumstances from non-owner sources and currently consists of net income (loss), foreign currency translation adjustments, and unrealized gains and losses, net of tax on available-for-sale securities.

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

Net Income (Loss) Attributable to Common Stockholders Per Share — The Company used the two-class method to compute net income (loss) per share for and prior to the year ended December 31, 2009, because the Company had previously issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the company. The two class method requires earnings available to common stockholders for the period, after an allocation of earnings to participating securities, to be allocated between common and participating securities based upon their respective rights to receive distributed and undistributed earnings. The Company’s convertible preferred stock was a participating security as it shared in any dividends paid to common stockholders. Such participating securities were automatically converted to common stock upon the Company’s IPO in July 2009. Basic net income (loss) attributable to common stockholders per share was computed after allocation of earnings to the convertible preferred stock (losses were not allocated) by using the weighted average number common shares outstanding for the period.

For periods in which the Company has reported net losses, diluted net loss per common share is the same as basic net loss per common share, since the Company’s convertible preferred stock did not participate in losses.

The following potential common shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because they had an antidilutive impact:

	Years Ended December 31,
	2008	2009		2010

Options to purchase common stock	3,209,650	116,900		1,098,775
Conversion of redeemable convertible preferred stock	12,360,523	12,360,523	(1)	—

Total options and conversion of redeemable convertible preferred stock	15,570,173	12,477,423		1,098,775

(1)	The redeemable convertible preferred stock was considered antidilutive for the period prior to the Company’s IPO on July 7, 2009. Subsequent to the conversion it is included in common stock.

Year Ended
December 31, 2009

Basic:
Net income	$8,797,253
Accretion of redeemable convertible preferred stock	(1,311,225)
Net income allocated to redeemable convertible preferred stock	(2,466,543)

Net income, attributable to common stock	$5,019,485

Weighted average common shares outstanding, basic	12,949,272

Net income attributable to common stockholders, basic	$0.39

Diluted:
Net income available to common stockholders	$7,486,028
Accretion of redeemable convertible preferred stock	908,278

Net income, attributable to dilutive securities	$8,394,306

Weighted average common shares outstanding	20,711,725
Add: Options to purchase common shares	1,845,371

Weighted average common shares outstanding, diluted	22,557,096

Net income attributable to common stockholders, diluted	$0.37

Net income for the year ended December 31, 2009 was allocated between the periods during which two classes of equity securities were outstanding and the period during which only a single class of equity securities was outstanding based on the respective number of days in each such period. The preferred stock converted into common stock upon the Company’s IPO in July 2009.

Year Ended
December 31, 2010

Basic:
Net income	$21,098,644

Weighted average common shares outstanding, basic	23,244,479

Net income attributable to common stockholders, basic	$0.91

Diluted:
Net income	$21,098,644

Weighted average common shares outstanding	23,244,479
Add: Options to purchase common shares	1,595,426

Weighted average common shares outstanding, diluted	24,839,905

Net income attributable to common stockholders, diluted	$0.85

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

Through December 31, 2010, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding. However, the Company has pre-existing indemnification obligations that may be owed to certain of its customers in connection with the infringement claims brought by Gemini. The Company does not expect these litigation-related claims to be significant and does not expect significant claims related to these indemnification obligations generally and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Recently Issued Accounting Pronouncements — In October 2009, an update was made to “Revenue Recognition — Multiple Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the ‘‘Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. This update is effective beginning January 1, 2011 and can be applied prospectively or retrospectively. The effect of adoption of this standard will only impact our financial statement disclosure to comply with the additional disclosure requirements. We do not expect the implementation of this guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

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

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value:

	Basis of Fair Value Measurements
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Items	Inputs	Inputs
		(Level 1)	(Level 2)	(Level 3)

Balance at December 31, 2009
Cash equivalents — money market funds	$77,947,705	$77,947,705	$—	$—
Cash equivalents — bank deposits	$5,003,453	$—	$5,003,453	$—
Marketable securities — U.S. government agency securities	$29,956,204	$29,956,204	$—	$—
Balance at December 31, 2010
Cash equivalents — money market funds	$48,074,441	$48,074,441	$—	$—
Cash equivalents — bank deposits	$5,022,089	$—	$5,022,089	$—
Marketable securities — U.S. government agency securities	$90,144,484	$90,144,484	$—	$—

4.	Intangible Assets

Intangible assets consist of the following:

		December 31, 2009			December 31, 2010
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Identifiable intangible assets:
Trademark	5 years	$635,506	$436,004	$199,502	$635,506	$563,105	$72,401
Customer base	5 years	1,003,068	688,178	314,890	1,003,068	888,791	114,277
Domain names	5 years	—	—	—	202,120	10,038	192,082
Software	4 years	298,977	256,400	42,577	298,977	298,977	—
Technology	4 years	1,361,900	1,167,954	193,946	1,361,900	1,361,900	—
Internally developed software	3 years	—	—	—	213,942	14,887	199,055

		$3,299,451	$2,548,536	$750,915	$3,715,513	$3,137,698	$577,815

The Company capitalized costs related to internally developed computer software to be sold as a service incurred during the application development stage of $213,942 during 2010 and is amortizing these costs over the expected lives of the related services. No amounts were capitalized during the years ended December 31, 2008 and 2009 as the costs incurred during such stage have historically been immaterial. In April 2010, the Company paid $202,120 to acquire domain names.

The Company is amortizing the intangible assets on a straight-line basis over the estimated useful lives noted above. Amortization expense for intangible assets was $742,934 for the years ended December 31, 2008 and 2009 and $589,162 for the year ended December 31, 2010. Amortization relating to software, technology and internally developed software is recorded within cost of revenues and the amortization of trademark, customer base, and domain names is recorded within operating expenses. Future estimated amortization expense for intangible assets is as follows at December 31, 2010:

Amortization Expense (Years Ending December 31)	Amount

2011	$298,431
2012	111,753
2013	96,864
2014	40,437
2015	30,330

5.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2009	2010

Computer Equipment and software	$7,493,322	$10,787,862
Office equipment	1,052,524	1,335,671
Furniture & fixtures	962,978	1,276,833
Leasehold improvements	904,184	1,270,531

Total property and equipment	10,413,008	14,670,897
Less accumulated depreciation and amortization	(5,553,869)	(8,472,410)

Property and equipment, net	$4,859,139	$6,198,487

Depreciation expense for property and equipment was $1,660,123, $2,458,095 and $3,130,559 for the years ended December 31, 2008, 2009 and 2010.

6.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31,
	2009	2010

Marketing programs	$1,242,250	$3,265,692
Payroll and payroll related	3,185,126	4,535,322
Professional fees	450,788	745,834
Other accrued expenses	2,445,012	2,282,462

Total accrued expenses	$7,323,176	$10,829,310

7.	Income Taxes

The domestic and foreign components of income (loss) before provision for income taxes are as follows:

	Years Ended December 31,
	2008	2009	2010

Domestic	$(5,900,148)	$6,875,833	$15,918,650
Foreign	620,108	2,262,957	2,688,965

Total income (loss) before provision for income taxes	$(5,280,040)	$9,138,790	$18,607,615

The provision for income taxes is as follows:

	Years Ended December 31,
	2008	2009	2010

Current
Federal	$—	$163,444	$810,518
State	19,489	90,789	423,119
Foreign	85,848	72,608	154,318

Total	105,337	326,841	1,387,955

Deferred
Federal	14,096	13,947	(4,391,436)
State	2,572	749	521,472
Foreign	—	—	(9,020)

Total	16,668	14,696	(3,878,984)

Total provision (benefit) for income taxes	$122,005	$341,537	$(2,491,029)

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	For the Years Ended
	December 31,
	2008	2009	2010

Statutory tax rate	34.0%	34.0%	35.0%
Change in valuation allowance	(17.4)%	(27.3)%	(45.9)%
Impact of permanent differences	(10.7)%	(5.9)%	(0.2)%
Foreign tax rate differential	1.6%	(7.6)%	(4.1)%
Research and development credits	(5.2)%	(3.1)%	(2.4)%
State taxes, net of federal benefit	—	—	5.2%
Other	—	1.8%	(1.0)%

Effective tax rate	2.3%	3.7%	(13.4)%

The Company has deferred tax assets related to temporary differences and operating loss carryforwards as follows:

	December 31,
	2009	2010

Deferred tax assets:
Net operating loss carryforwards	$5,163,000	$1,153,000
Deferred revenue	1,464,000	694,000
Amortization	694,000	822,000
Research and development credit carryforwards	664,000	1,239,000
Bad debt reserves	32,000	43,000
Stock compensation associated with non-qualified awards	1,130,000	2,117,000
Other	1,898,000	594,000

Total deferred tax assets	11,045,000	6,662,000
Deferred tax asset valuation allowance	(10,606,000)	(2,036,000)

Net deferred tax assets	439,000	4,626,000

Deferred tax liabilities:
Depreciation	(439,000)	(645,000)
Goodwill amortization	(56,000)	(148,000)
Other	—	(10,000)

Total deferred tax liabilities	(495,000)	(803,000)

Total	$(56,000)	$3,823,000

The Company recorded a deferred income tax provision (benefit) of approximately $17,000, $14,000 and ($3,879,000) for the years ended December 31, 2008, 2009 and 2010 respectively.

At December 31, 2009 and 2010, a deferred tax liability of $0 and approximately $10,000, respectively, is included in accrued expenses.

As of December 31, 2009, the Company provided a full valuation allowance against its deferred tax assets as it was not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized. The Company believed the objective and verifiable evidence of its historical pretax net losses outweighed the positive evidence of its pre-tax income for the year ended December 31, 2009 and forecasted future results. The increase in the valuation allowance for the year ended December 31, 2008 was $1,942,000 and the decrease in the valuation allowance for the year ended December 31, 2009 was $976,000.

During 2010, the Company reassessed the need for a valuation allowance against its deferred tax assets and concluded that it was more likely than not that it would be able to realize certain of its deferred tax assets primarily as a result of continued profitability, achievement of three years of cumulative profitability and forecasted future earnings. Accordingly, the Company reversed the valuation allowance related to its U.S. and certain foreign deferred tax assets of $8,570,000. As of December 31, 2010, the Company maintained a full valuation allowance related to the deferred tax assets of its Hungarian subsidiary.

As of December 31, 2010, the Company had federal, state, and foreign net operating loss carryforwards of approximately $15,837,000, $14,040,000 and $8,780,000, respectively, which expire at varying dates through 2030 for federal purposes and primarily through 2015 for state income tax purposes. The Company’s foreign net operating loss carryforwards are not subject to expiration. The Company recognized a full valuation allowance against its Hungarian net operating loss carryfowards. The domestic net operating loss carryforwards are available to offset future tax payments, however they are no longer recognized for book purposes as they have been utilized under the with-and-without method. The domestic net operating loss carryforwards include approximately $5,760,000 related to operating loss carryforwards resulting from excess tax benefits related to share based awards, the tax benefits of which, when recognized, will be accounted for as a credit to additional paid-in capital when they reduce taxes payable. The Company added approximately $3,704,000 of federal, $247,000 of state and $3,148,000 of foreign net operating loss carryforwards during the year ended December 31, 2010.

As of December 31, 2010, the Company had federal, state and foreign research and development credit carryforwards of approximately $708,000, $387,000 and $1,153,000, respectively, which are available to offset future federal and state taxes and expire through 2030. The Company’s foreign research and development credits expire beginning in 2014. The Company has recognized a full valuation allowance against its foreign research and development credit carryforwards. The domestic research and development credits are available to offset future tax payments, however they are no longer recognized for book purposes as they have been utilized under the with-and-without method.

The Company generally considers all earnings generated outside of the U.S. to be permanently reinvested offshore. Therefore, the Company does not accrue U.S. tax for the repatriation of the foreign earnings it considers to be permanently reinvested outside the U.S. As of December 31, 2010, the Company has not provided for federal income tax on approximately $1,055,000 of accumulated undistributed earnings of its foreign subsidiaries. The deferred tax liability related to these earnings is not material.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. The Company has no amount recorded for any unrecognized tax benefits as December 31, 2008, 2009 or 2010. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the years ended 2008, 2009 and 2010, the Company did not recognize any interest or penalties in its statements of operations and there are no accruals for interest or penalties at December 31, 2009 and 2010.

The Company has performed an analysis of its ownership changes as defined by Section 382 of the Internal Revenue Code and has determined that an ownership change as defined by Section 382 occurred in October 2004 and March 2010 resulting in approximately $219,000 and $12,800,000 of NOLs being subject to limitation. As of December 31, 2010, all NOL’s generated by the Company, including those subject to limitation, are available for utilization given the Company’s large annual limitation amount. Subsequent ownership changes as defined by Section 382 could potentially limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

8.	Common Stock and Stockholders’ Equity

Authorized Shares — On June 9, 2009, the Company’s Board of Directors approved a Restated Certificate of Incorporation to be effective upon the closing of the Company’s IPO. This Restated Certificate of Incorporation, among other things, increased the Company’s authorized common shares to 75,000,000 and authorized 5,000,000 shares of undesignated preferred stock.

Common Stock Reserved — As of December 31, 2009 and 2010, the Company has reserved the following number of shares of common stock for the exercise of stock options:

	Number of Shares as of
	December 31,	December 31,
	2009	2010

Common stock options	3,823,703	4,862,993

Total reserved	3,823,703	4,862,993

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

On June 9, 2009, the Company’s Board of Directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which became effective upon the closing of the IPO. A total of 800,000 shares of common stock, subject to increase on an annual basis, are reserved for future issuance under the 2009 Plan. Shares of common stock reserved for issuance under the 2007 Stock Incentive Plan that remained available for issuance at the time of effectiveness of the 2009 Plan and any shares of common stock subject to awards under the 2007 Plan that expire, terminate, or are otherwise forfeited, canceled, or repurchased by the Company were added to the number of shares available under the 2009 Plan. The 2009 Plan is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control. On January 1, 2010, subject to the provisions of the 2009 Plan, 448,996 shares were added to the shares available to grant. On May 27, 2010, the Company’s stockholders approved a 2,000,000 share increase to the shares available to grant under the 2009 Plan and removed the automatic annual share increase provision from the 2009 Plan. There were 2,298,678 shares available to grant under the 2009 Plan as of December 31, 2010.

The Company generally issues previously unissued shares of common stock for the exercise of stock options. The Company received $110,375, $516,609 and $4,834,883 in cash from stock option exercises during the years ended December 31, 2008, 2009 and 2010, respectively.

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

The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Years Ended December 31,
	2008	2009	2010

Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	2.52% - 3.33%	1.88% - 2.71%	1.03% - 2.46%
Expected term (in years)	5.54 - 6.25	5.11 - 6.25	5.56 - 6.25
Volatility	75% - 80%	75%	65% - 75%

The following table summarizes stock option activity, including performance-based options:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Share	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding, January 1, 2010	3,046,971	$4.90	6.8
Granted	1,108,950	22.67
Exercised	(1,409,706)	3.39		$33,231,299

Forfeited	(181,900)	14.09

Outstanding, December 31, 2010	2,564,315	$12.76	7.3	$80,983,495

Exercisable at December 31, 2010	1,246,838	$5.36	5.7	$48,600,697

Vested or expected to vest at December 31, 2010	2,497,057	$12.42	7.3	$79,555,884

The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2010 of $44.34 per share or at time of exercise, and the exercise price of the options.

The weighted average grant date fair value of stock options issued was $8.54, $11.02 and $14.63 per share for the years ended December 31, 2008, 2009, and 2010, respectively.

The Company recognized stock based compensation expense within the accompanying consolidated statements of operations as summarized in the following table:

	Years Ended December 31,
	2008	2009	2010

Cost of revenue	$63,580	$54,068	$260,554
Research and development	418,683	536,800	638,383
Selling and marketing	962,302	931,488	1,552,584
General and administrative	1,304,360	1,399,256	2,540,194

	$2,748,925	$2,921,612	$4,991,715

As of December 31, 2010, there was approximately $13,548,465 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock option grants which are expected to be recognized over a weighted average period of 2.8 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

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

These performance-based options are summarized below:

			Weighted
			Average
		Weighted	Remaining
	Number	Average	Contractual	Aggregate
	of Share	Exercise	Term	Intrinsic
	Options	Price	(Years)	Value

Outstanding, January 1, 2010	642,732	$1.25	5.7
Granted	—
Exercised	(109,800)	1.25		$4,076,682

Forfeited	—

Outstanding, December 31, 2010	532,932	1.25	4.6	22,964,040

Exercisable at December 31, 2010	532,932	1.25	4.6	22,964,040

The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2010 of $44.34 per share, or at time of exercise, and the exercise price of the options.

10.	401(k) Plan

On January 1, 2007, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan is available to all employees upon employment and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company may contribute to the plan at the discretion of the Board of Directors. The Company has not made any contributions to the plan through December 31, 2010.

11.	Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in Massachusetts, Hungary, The Netherlands, Australia and England that expire in 2010 through 2014. The lease agreement for the Massachusetts office requires a security deposit of $125,000 in the form of a letter of credit which is collateralized by a certificate of deposit in the same amount. The lease agreement with the Hungarian office requires a security deposit in the amount of approximately $225,481 (170,295 Euro) at December 31, 2010. The certificate of deposit and the security deposit are classified as restricted cash (see Note 2). The Massachusetts, The Netherlands, and Budapest, Hungary leases contain termination options which allow the Company to terminate the leases.

In July 2010, the Company amended its Massachusetts lease in order to add additional office space to its corporate headquarters. The term of the new office space began in September 2010 and extends through February 2013, the termination date of the original lease. The approximate annual lease payments for the additional office space are $330,000.

Rent expense under these leases was approximately $1,270,000, $1,778,000 and $2,300,000 for the years ended December 31, 2008, 2009 and 2010, respectively. The Company records rent expense on a straight-line basis for leases with scheduled acceleration clauses, free rent periods or tenant improvement incentives.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $1,398,000, $1,621,000 and $1,168,000 for the years ended December 31, 2008, 2009 and 2010, respectively.

Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows at December 31, 2010:

Years Ending December 31

2011	$3,614,000
2012	2,536,000
2013	1,145,000
2014	128,000

Total minimum lease payments	$7,423,000

Litigation — In May 2008, the Company settled a patent infringement lawsuit for $900,000. In the settlement, the plaintiff dismissed the action with prejudice and both parties provided mutual releases from claims arising from or related to the patent at issue. The Company recorded $600,000 related to this lawsuit as expense in the year ended December 31, 2008.

On June 2, 2009, PB&J Software, LLC, or PB&J, filed a complaint that named the Company and four other companies as defendants in a lawsuit in the U.S. District Court for the District of Minnesota (Civil Action No. 09-cv-206-JMR/SRN). The Company received service of the complaint on July 20, 2009. The complaint alleged that the Company infringed U.S. Patent No. 7,310,736, which allegedly is owned by PB&J and has claims directed to a particular application or system for transferring or storing back-up copies of files from one computer to a second computer. On July 27, 2010, the Company and PB&J entered into a License Agreement which granted the Company a fully-paid license covering the patent at issue in the action and mutually released each party from all claims. The Company paid PB&J a one-time $65,000 licensing fee. As a result the action was dismissed by the court in August of 2010.

On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named the Company and one other company as defendants in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007). The Company received service of the complaint on September 10, 2010. The complaint alleges that the Company has infringed U.S. Patent No. 6,928,479, which allegedly is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint seeks damages in an unspecified amount and injunctive relief. As of February 28, 2011, the case remains in the discovery phase and both parties have made various motions before the court. A trial is tentatively scheduled for the second quarter of 2011. The Company is investigating these allegations, believes it has strong defenses to the claims and intends to defend the lawsuit vigorously. At this time, the Company is unable to reasonably estimate the possible loss or range of loss associated with this litigation.

On November 3, 2010, Gemini IP LLC, or Gemini, filed a complaint that named the Company as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Texas (Civil Action No. 4:07-cv-521). The Company received service of the complaint on November 10, 2010. The complaint alleges that the Company has infringed U.S. Patent No. 6,117,932, which allegedly is owned by Gemini and has claims related to a system for operating an IT helpdesk. The complaint seeks damages in an unspecified amount and injunctive relief. The Company is investigating these allegations, believes it has meritorious defenses to the claims and intends to defend the lawsuit vigorously. At this time, the Company is unable to reasonably estimate the possible loss or range of loss associated with this litigation.

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

In September 2010, Intel notified the Company that it intended to terminate the connectivity service and marketing agreement effective on December 26, 2010. In accordance with the termination provisions of the agreement, Intel paid the Company a one-time termination fee of $2.5 million in lieu of the $5 million in annual fees associated with 2011. Intel paid the Company the $2.5 million termination fee in December 2010.

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

At December 31, 2009 and December 31, 2010, Intel owed the Company approximately $101,000 and $9,000, respectively, recorded as a non-trade receivable relating to this agreement. The Company recognized $6,007,000 and $9,580,000 of net revenue relating to these agreements for the years ended December 31, 2009 and 2010, respectively. As of December 31, 2009, the Company had recorded $2,143,000 related to this agreement as deferred revenue of which $1,071,000 was classified as long term deferred revenue. As of December 31, 2010, the Company has recorded $0 related to this agreement as deferred revenue. The Company recorded expenses relating to referral fees of approximately $33,000 and $4,000 relating to this agreement for the years ended December 31, 2009 and 2010. Approximately $19,000 relating to the referral fees and $5,000 relating to license fees are payable to Intel as of December 31, 2009.

13.	Quarterly Information (Unaudited)

	For the Three Months Ended,
	March 31,	June 30,	September 30,	December 31	March 31,	June 30,	September 30,	December 31,
	2009	2009	2009	2009	2010	2010	2010	2010
			(In thousands, except per share data)

Statement of Operations Data:
Revenue	$17,197	$18,007	$18,971	$20,233	$21,325	$23,492	$25,350	$30,890
Gross profit	15,453	16,154	17,061	18,232	19,105	21,228	23,106	28,494
Income from operations	2,265	2,507	1,997	2,536	2,825	3,902	5,048	6,418
Net income	2,133	2,340	1,850	2,474	2,736	8,981	3,995	5,387
Net income per share-basic	0.10	0.10	0.08	0.11	0.12	0.39	0.17	0.23
Net income per share-diluted	0.10	0.10	0.07	0.10	0.11	0.37	0.16	0.21

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2010, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2010 based on the specified criteria.

The Company’s Independent Registered Public Accounting Firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2010.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of
LogMeIn, Inc.
Woburn, Massachusetts

We have audited the internal control over financial reporting of LogMeIn, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
February 28, 2011

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2010.

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

Information required by this item is incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2010.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2010.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2010.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information in our proxy statement for the 2011 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2010.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

See Index to the Consolidated Financial Statements on page 44 of this Annual Report on Form 10-K, which is incorporated into this item by reference.

(a) (2) Financial Statement Schedules

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.

(a) (3) Exhibits

See Exhibit Index on page 71 of this Annual Report on Form 10-K, which is incorporated into this item by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGMEIN, INC.

By:	/s/ Michael K. Simon
Michael K. Simon
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 28, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael K. Simon Michael K. Simon	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2011

/s/ James F. Kelliher James F. Kelliher	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2011

/s/ Steven J. Benson Steven J. Benson	Director	February 28, 2011

/s/ Michael J. Christenson Michael J. Christenson	Director	February 28, 2011

/s/ Edwin J. Gillis Edwin J. Gillis	Director	February 28, 2011

/s/ Gregory W. Hughes Gregory W. Hughes	Director	February 28, 2011

/s/ Irfan Salim Irfan Salim	Director	February 28, 2011

EXHIBIT INDEX

Exhibit
Number		Description

3	.1(1)	Restated Certificate of Incorporation of the Registrant
3	.2(1)	Amended and Restated Bylaws of the Registrant
4	.1(1)	Specimen Certificate evidencing shares of common stock
10	.1(1)	2004 Equity Incentive Plan, as amended
10	.2(1)	Form of Incentive Stock Option Agreement under the 2004 Equity Incentive Plan
10	.3(1)	Form of Nonstatutory Stock Option Agreement under the 2004 Equity Incentive Plan
10	.4(1)	2007 Stock Incentive Plan
10	.5(1)	Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan
10	.6(1)	Form of Nonstatutory Stock Option Agreement under the 2007 Stock Incentive Plan
10	.7(1)	Form of Restricted Stock Agreement under the 2007 Stock Incentive Plan
10	.9(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Steven Benson
10	.11(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Edwin Gillis
10	.12(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Irfan Salim
10	.13(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Michael Simon
10	.14*	Indemnification Agreement, dated as of August 10, 2010, between the Registrant and Michael Christenson
10	.15*	Indemnification Agreement, dated as of January 19, 2011, between the Registrant and Greg Hughes
10	.16*	Form of Director Indemnification Agreement
10	.17(1)	Second Amended and Restated Investor Rights Agreement, dated as of December 26, 2007, among the Registrant and the parties listed therein
10	.18(1)	Lease, dated July 14, 2004, between Acquiport Unicorn, Inc. and the Registrant, as amended by the First Amendment to Lease, dated as of December 14, 2005, as further amended by the Second Amendment to Lease, dated October 19, 2007
10	.19(2)	Third Amendment to Lease, July 1, 2010
10	.20†(1)	Connectivity Service and Marketing Agreement, dated as of December 26, 2007, between Intel Corporation and the Registrant
10	.21(1)	Amended and Restated Letter Agreement, dated as of April 23, 2008, between the Registrant and Michael Simon
10	.22(1)	Amended and Restated Letter Agreement, dated as of April 23, 2008, between the Registrant and James Kelliher
10	.23(1)	Amended and Restated Letter Agreement, dated as of April 23, 2008, between the Registrant and Martin Anka
10	.24(1)	Amended and Restated Letter Agreement, dated as of April 23, 2008, between the Registrant and Kevin Harrison
10	.25†(1)	License, Royalty and Referral Agreement, dated as of June 8, 2009, between Intel Americas, Inc. and the Registrant
10	.26*	Amended and Restated 2009 Stock Incentive Plan
10	.27(1)	Form of Management Incentive Stock Option Agreement under the 2009 Stock Incentive Plan
10	.28(1)	Form of Management Nonstatutory Stock Option Agreement under the 2009 Stock Incentive Plan
10	.29(1)	Form of Director Nonstatutory Stock Option Agreement under the 2009 Stock Incentive Plan
10	.30(1)	Form of Employment Offer Letter
10	.31*	Summary of 2011 Executive Compensation
21	.1*	Subsidiaries of the Registrant
23	.1*	Consent of Independent Registered Public Accounting Firm
31	.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31	.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32	.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.

†	Confidential treatment requested as to certain portions, which portions have been omitted and filed separately with the Securities and Exchange Commission.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (Reg 333-148620)

(2)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended July 29, 2010 (001-34391)