Form 10-Q
period 2011-03-31
LogMeIn, Inc.
filed 2011-04-28
CIK 1420302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
As of April 22, 2011, there were 24,052,007 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

LOGMEIN, INC.

Part I. Financial Information

Item 1.	Financial Statements
LogMeIn, Inc.
Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$77,279,987	$86,081,727
Marketable securities	90,144,484	90,133,823
Accounts receivable (net of allowance for doubtful accounts of $111,000 as of December 31, 2010 and March 31, 2011)	4,744,392	5,873,614
Prepaid expenses and other current assets (including $9,000 and $0 of non-trade receivable due from related party at December 31, 2010 and March 31, 2011, respectively)	2,905,618	2,440,586
Deferred income tax assets	1,315,529	1,326,923

Total current assets	176,390,010	185,856,673
Property and equipment, net	6,198,487	6,448,220
Restricted cash	350,481	389,201
Intangibles, net	577,815	532,188
Goodwill	615,299	615,299
Other assets	27,019	62,219
Deferred income tax assets	2,518,158	2,519,356

Total assets	$186,677,269	$196,423,156

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,176,390	$4,849,366
Accrued liabilities	10,829,310	9,812,013
Deferred revenue, current portion	41,763,138	46,177,082

Total current liabilities	54,768,838	60,838,461
Deferred revenue, net of current portion	1,030,017	1,390,037
Other long-term liabilities	500,156	459,669

Total liabilities	56,299,011	62,688,167

Commitments and contingencies (Note 8)
Preferred stock, $0.01 par value — 5,000,000 shares authorized, 0 shares outstanding as of December 31, 2010 and March 31, 2011
Stockholders’ equity:
Common stock, $0.01 par value — 75,000,000 shares authorized as of December 31, 2010 and March 31, 2011; 23,858,514 and 24,021,282 shares outstanding as of December 31, 2010 and March 31, 2011, respectively	238,585	240,213
Additional paid-in capital	133,425,098	136,290,131
Accumulated deficit	(3,084,316)	(3,149,563)
Accumulated other comprehensive income (loss)	(201,109)	354,208

Total stockholders’ equity	130,378,258	133,734,989

Total liabilities and stockholders’ equity	$186,677,269	$196,423,156

See notes to condensed consolidated financial statements.

LogMeIn, Inc.
Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2010	2011

Revenue (including $1,487,000 and $0 from a related party during the three months ended March 31, 2010 and 2011, respectively)	$21,324,800	$27,038,779
Cost of revenue	2,220,163	2,536,136

Gross profit	19,104,637	24,502,643

Operating expenses
Research and development	3,553,797	4,317,779
Sales and marketing	9,840,481	12,986,109
General and administrative	2,803,357	6,058,690
Legal settlements	—	1,250,000
Amortization of acquired intangibles	81,929	92,034

Total operating expenses	16,279,564	24,704,612

Income (loss) from operations	2,825,073	(201,969)
Interest income, net	114,142	210,712
Other expense	(64,037)	(108,811)

Income (loss) before income taxes	2,875,178	(100,068)
(Provision) benefit for income taxes	(139,159)	34,821

Net income (loss)	$2,736,019	$(65,247)

Net income (loss) per share:
Basic	$0.12	$0.00
Diluted	$0.11	$0.00
Weighted average shares outstanding:
Basic	22,643,963	23,928,310
Diluted	24,350,845	23,928,310
See notes to condensed consolidated financial statements.

LogMeIn, Inc.
Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2010	2011
Cash flows from operating activities
Net income (loss)	$2,736,019	$(65,247)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	941,530	1,004,987
Amortization of premium on investments	33,913	59,105
Provision for bad debts	30,000	14,050
Provision for deferred income taxes	4,000	(12,461)
Stock-based compensation	1,026,799	1,745,494
Gain on disposal of equipment	(1,238)	(178)
Changes in assets and liabilities:
Accounts receivable	780,568	(1,143,272)
Prepaid expenses and other current assets	204,340	465,032
Other assets	(27,901)	(35,200)
Accounts payable	281,745	2,634,892
Accrued liabilities	(842,522)	(1,006,483)
Deferred revenue	2,265,579	4,773,964
Other long-term liabilities	(50,371)	(40,487)

Net cash provided by operating activities	7,382,461	8,394,196

Cash flows from investing activities
Purchases of marketable securities	(55,331,450)	(30,076,850)
Proceeds from sale or disposal of marketable securities	25,000,000	30,000,000
Purchases of property and equipment	(365,001)	(1,117,622)
Intangible asset additions	—	(61,738)
Increase in restricted cash and deposits	—	(25,569)

Net cash used in investing activities	(30,696,451)	(1,281,779)

Cash flows from financing activities
Payments of issuance costs related to secondary offering of common stock	(210,394)	—
Proceeds from issuance of common stock upon option exercises	1,350,413	1,117,686

Net cash provided by financing activities	1,140,019	1,117,686

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(133,907)	571,637

Net increase (decrease) in cash and cash equivalents	(22,307,878)	8,801,740
Cash and cash equivalents, beginning of period	100,290,001	77,279,987

Cash and cash equivalents, end of period	$77,982,123	$86,081,727

Supplemental disclosure of cash flow information
Cash paid for interest	$228	$118
Cash paid for income taxes	$16,626	$23,736
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$817,709	$418,055
Deferred stock offering costs included in accounts payable and accrued liabilities	$18,493	$—
See notes to condensed consolidated financial statements.

LogMeIn, Inc.
Notes to Condensed Consolidated Financial Statements
1. Nature of the Business
     LogMeIn, Inc. (the “Company”) develops and markets a suite of remote access, remote support, and collaboration solutions that provide instant, secure connections between Internet enabled devices. The Company’s product line includes GravityTM, LogMeIn Free®, LogMeIn Pro2®, LogMeIn® CentralTM, LogMeIn Rescue®, LogMeIn® Rescue+MobileTM, LogMeIn Backup®, LogMeIn® Ignition SMTM, LogMeIn Hamachi2®, join.meTM and RemotelyAnywhere®. The Company is based in Woburn, Massachusetts with wholly-owned subsidiaries in Hungary, The Netherlands, Australia, England and Brazil.
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
     Unaudited Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited and have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read along with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 28, 2011. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.
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
     Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2010 and March 31, 2011, marketable securities consisted of U.S. government agency securities that have remaining maturities within two years and have an aggregate amortized cost of $90,119,605 and $90,137,350 and an aggregate fair value of $90,144,484 and $90,133,823, including $65,136 and $52,183 of unrealized gains and $40,257 and $55,711 of unrealized losses, respectively.
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
     The Company’s multi-element arrangements typically include multiple deliverables by the Company such as subscription and professional services, including development services. Agreements with multiple element deliverables are analyzed to determine if fair value exists for each element on a stand-alone basis. If the fair value of each deliverable is determinable using objective evidence or best estimate selling price, then revenue is recognized separately when or as the services are delivered, or if applicable, when milestones associated with the deliverable are achieved and accepted by the customer. If the fair value of any of the undelivered performance obligations cannot be determined, the arrangement is accounted for as a single element and the Company recognizes revenue on a straightline basis over the period in which the Company expects to complete its performance obligations under the agreement.
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
     As of March 31, 2011, one customer accounted for 17% of accounts receivable, and no customers accounted for more than 10% of revenue for the three months ended March 31, 2010 or 2011. At December 30, 2010, there was one customer that accounted for 14% of accounts receivable.
     Foreign Currency Translation —The functional currency of operations outside the United States of America is deemed to be the currency of the local country. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency losses of approximately $64,000 and $109,000 for the three months ended March 31, 2010 and 2011, respectively.
     Stock-Based Compensation — Stock-based compensation is measured based upon the grant date fair value and recognized as an expense on a straight-line basis in the financial statements over the vesting period of the award for those awards expected to vest. The Company uses the Black-Scholes option pricing model to estimate the grant date fair value of stock awards. The Company uses the with-or-without method to determine when it will realize excess tax benefits from stock based compensation. Under this method, the Company will realize these excess tax benefits only after it realizes the tax benefits of net operating losses from operations.
     Income Taxes — Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carry-forwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. At each balance sheet date, the Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2010 and March 31, 2011, the Company maintained a full valuation allowance related to the deferred tax assets of its Hungarian subsidiary due to its historical net losses.
     The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through March 31, 2011, the Company has not identified any material uncertain tax positions for which liabilities would be required.
     Comprehensive Income — Comprehensive income is the change in stockholders’ equity during a period relating to transactions and other events and circumstances from non-owner sources and currently consists of net income (loss), foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.
Comprehensive income was calculated as follows:

	Three Months Ended March 31,
	2010	2011
Net income (loss)	$2,736,019	$(65,247)
Cumulative translation adjustments	(143,593)	572,460
Unrealized gain on available-for-sale securities	(14,420)	(17,143)

Comprehensive income	$2,578,006	$490,070

     Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding during the period and the options to purchase common shares from the assumed exercise of stock options. For the three months ended March 31, 2011, the Company incurred a net loss and therefore, the effect of the Company’s outstanding common stock equivalents were not included in the calculation of diluted loss per share as they were anti-dilutive. Accordingly, basic and diluted net loss per share for the period were identical.
     The Company excluded 809,575 and 2,939,422 of options to purchase common shares from the computation of diluted net income (loss) per share for the three months ended March 31, 2010 and 2011, respectively, either because they had an anti-dilutive impact or because the Company had a net loss in the period.

Basic and diluted net income (loss) per share was calculated as follows:

Three Months Ended
March 31, 2010
Basic:
Net income	$2,736,019

Weighted average common shares outstanding, basic	22,643,963

Net income, basic	$0.12

Diluted:
Net income	$2,736,019

Weighted average common shares outstanding	22,643,963
Add: Options to purchase common shares	1,706,882

Weighted average common shares outstanding, diluted	24,350,845

Net income, diluted	$0.11

Three Months Ended
March 31, 2011

Basic and diluted net loss per share:
Net loss	$(65,247)

Weighted average common shares outstanding	23,928,310

Basic and diluted net loss per share	$0.00

     Recently Issued Accounting Pronouncements — In October 2009, an update was made to “Revenue Recognition — Multiple Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. The effect of adoption of this standard has only impacted our financial statement disclosure to comply with the additional disclosure requirements as described in Note 2 to the condensed consolidated financial statements. The implementation of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
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
     The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value:

	Basis of Fair Value Measurements
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Items	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Balance at December 31, 2010
Cash equivalents — money market funds	$48,074,441	$48,074,441	$—	$—
Cash equivalents — bank deposits	5,022,089	—	5,022,089	—
Short-term marketable securities — U.S. government agency securities	90,144,484	90,144,484	—	—
Balance at March 31, 2011
Cash equivalents — money market funds	$48,293,829	$48,293,829	$—	$—
Cash equivalents — bank deposits	5,025,591	—	5,025,591	—
Short-term marketable securities — U.S. government agency securities	90,133,823	90,133,823	—	—
     Bank deposits are classified within the second level of the fair value hierarchy and the fair value of those assets are determined based upon quoted prices for similar assets in active markets.
4. Intangible Assets
Acquired intangible assets consist of the following:

		December 31, 2010			March 31, 2011
	Estimated	Gross			Gross
	Useful	Carrying	Accumulated	Net Carrying	Carrying	Accumulated	Net Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount

Identifiable intangible assets:
Trademark	5 years	$635,506	$563,105	$72,401	$635,506	$594,880	$40,626
Customer base	5 years	1,003,068	888,791	114,277	1,003,068	938,944	64,124
Domain names	5 years	202,120	10,038	192,082	202,107	20,143	181,964
Software	4 years	298,977	298,977	—	298,977	298,977	—
Technology	4 years	1,361,900	1,361,900	—	1,361,900	1,361,900	—
Internally developed software	3 years	213,942	14,887	199,055	275,693	30,219	245,474

		$3,715,513	$3,137,698	$577,815	$3,777,251	$3,245,063	$532,188

     The Company capitalized $61,751 of costs related to internally developed computer software to be sold as a service incurred during the application development stage during the three months ended March 31, 2011 and is amortizing these costs over the expected lives of the related services. No amounts were capitalized during the three months ended March 31, 2010 as the costs incurred during the period were immaterial.
     The Company is amortizing the intangible assets on a straight-line basis over the estimated useful lives noted above. Amortization expense for intangible assets was $185,733 and $107,365 for the three months ended March 31, 2010 and 2011, respectively. Amortization relating to software, technology and internally developed software is recorded within cost of revenues and the amortization of trademark, customer base, and domain names is recorded within operating expenses. Future estimated amortization expense for intangible assets is as follows at March 31, 2011:

Amortization Expense (Years Ending December 31)	Amount

2011	$203,999
2012	132,331
2013	117,444
2014	48,085
2015	30,329
5. Accrued Expenses
Accrued expenses consisted of the following:

	December 31,	March 31,
	2010	2011
Marketing programs	$3,265,692	$2,069,731
Payroll and payroll related	4,535,322	2,940,553
Professional fees	745,834	1,228,635
Legal settlements (see Note 8)	—	1,250,000
Other accrued liabilities	2,282,462	2,323,094

Total accrued expenses	$10,829,310	$9,812,013

6. Income Taxes
     The Company recorded a benefit for federal, state and foreign income taxes of approximately $35,000 for the three months ended March 31, 2011. The Company’s tax provision for the three months ended March 31, 2010 primarily consists of alternative minimum taxes and foreign income taxes, as well as a deferred provision related to the book and tax basis differences of goodwill. During the three months ended March 31, 2010, the Company maintained a full valuation allowance against all of its net deferred tax assets. However, the Company reversed the valuation allowance against primarily all of its net deferred tax assets at June 30, 2010 and therefore its tax provision and effective tax rate has increased year-over-year.
     Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carry-forwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. At each balance sheet date, the Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2010 and March 31, 2011, the Company maintained a full valuation allowance related to the deferred tax assets of its Hungarian subsidiary.
     The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. The Company has no amount recorded for any unrecognized tax benefits as of December 31, 2010 or March 31, 2011. The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the three months ended March 31, 2010 and 2011, the Company did not recognize any interest or penalties in its statements of operations, and there are no accruals for interest or penalties at December 31, 2010 or March 31, 2011.
     The Company has performed an analysis of its ownership changes as defined by Section 382 of the Internal Revenue Code and has determined that an ownership change as defined by Section 382 occurred in October 2004 and March 2010 resulting in approximately $219,000 and $12,800,000, respectively, of net operating losses (“NOLs”) being subject to limitation. As of December 31, 2010 and March 31, 2011, the Company believes all NOLs generated by the Company, including those subject to limitation, are available for utilization given the Company’s large annual limitation amount. Subsequent ownership changes as defined by Section 382 could potentially limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income.
7. Stock Option Plans
     On June 9, 2009, the Company’s Board of Directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which became effective upon the closing of the Company’s initial public offering, or IPO. A total of 800,000 shares of common stock, subject to increase on an annual basis, were reserved for future issuance under the 2009 Plan. Shares of common stock reserved for issuance under the 2007 Stock Incentive Plan that remained available for issuance at the time of effectiveness of the 2009 Plan and any shares of common stock subject to awards under the 2007 Plan that expire, terminate, or are otherwise forfeited, canceled, or repurchased by the Company were added to the number of shares available under the 2009 Plan. The 2009 Plan is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control. On January 1, 2010, subject to the provisions of the 2009 Plan, 448,996 shares were added to the shares available for grant under the 2009 Plan. On May 27, 2010, the Company’s stockholders approved a 2,000,000 share increase to the shares available for grant under the 2009 Plan and removed the annual automatic share increase provision from the 2009 Plan. There were 1,760,803 shares available for grant under the 2009 Plan as of March 31, 2011.
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
The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Three Months Ended
	March 31,
	2010	2011
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.46%	2.28%
Expected term (in years)	6.25	5.56-6.25
Volatility	75%	60%
The following table summarizes stock option activity, including performance-based options:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(Years)	Value
Outstanding, January 1, 2011	2,564,315	$12.76	7.3	$80,983,495

Granted	649,550	40.07
Exercised	(162,768)	7.17		$5,068,951

Forfeited	(111,675)	28.26

Outstanding, March 31, 2011	2,939,422	$18.51	7.6	$69,503,812

Exercisable at December 31, 2010	1,246,838	$5.36	5.7	$48,600,697

Exercisable at March 31, 2011	1,331,187	$7.18	5.7	$46,570,232

     The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2010, of $44.34, and $42.16 per share on March 31, 2011, or at time of exercise, and the exercise price of the options.
     The weighted average grant date fair value of stock options issued or modified was $14.63 per share for the year ended December 31, 2010, and $23.09 for the three months ended March 31, 2011.
     The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table:

	Three Months Ended,
	March 31,
	2010	2011
Cost of revenue	$32,170	$89,052
Research and development	135,963	280,116
Sales and marketing	235,520	562,535
General and administrative	623,146	813,791

	$1,026,799	$1,745,494

     As of March 31, 2011, there was approximately $23,415,000 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock option grants which are expected to be recognized over a weighted average period of 3.2 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.
     Of the total stock options issued subject to the plans, certain stock options have performance-based vesting. These performance-based options granted during 2004 and 2007 were granted at-the-money, contingently vest over a period of two to four years depending upon the nature of the performance goal, and have a contractual life of ten years.
The performance-based stock option activity is summarized below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(Years)	Value
Outstanding, January 1, 2011	532,932	$1.25	4.6	$22,964,040

Granted	—
Exercised	(30,000)	1.25		1,143,000

Forfeited	—

Outstanding, March 31, 2011	502,932	1.25	4.3	20,574,948

Exercisable at December 31, 2010	532,932	1.25	4.6	22,964,040

Exercisable at March 31, 2011	502,932	1.25	4.3	20,574,948

     The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2010, of $44.34 per share, and $42.16 per share on March 31, 2011, or at the time of exercise, and the exercise price of the options.
8. Commitments and Contingencies
     Operating Leases — The Company has operating lease agreements for offices in Massachusetts, Hungary, The Netherlands, Australia and England that expire in 2012 through 2016. The lease agreement for the Massachusetts office requires a security deposit of $125,000 in the form of a letter of credit which is collateralized by a certificate of deposit in the same amount. The lease agreement for one of the Company’s Hungarian offices requires a security deposit, which totaled approximately $239,068 (170,295 Euro) at March 31, 2011. The lease for the Company’s Australian office requires a bank guarantee which totaled $25,133 (24,375 AUD) at March 31, 2011, whereby the bank agrees to pay the lessor this amount should the Company default under the terms of the lease. The certificate of deposit, the security deposit and bank guarantee are classified as restricted cash. The Netherlands and Budapest, Hungary leases contain termination options which allow the Company to terminate the leases pursuant to certain lease provisions.
     In February 2011, the Company entered into a lease for new office space for its Australian office. The term of the new office space began in February 2011 and extends through January 2014. The approximate annual lease payments for the new office space are $91,000.
     In April 2011, the Company entered into a lease for new office space for its England office. The term of the new office space began in April 2011 and extends through April 4, 2016. The approximate annual lease payments for the new office space are $231,000. The lease contains a termination option which allows the Company to terminate the lease pursuant to certain lease provisions.

     Rent expense under all leases was approximately $518,000 and $660,000 for the three months ended March 31, 2010 and 2011, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.
     The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $359,000 and $496,000 for the three months ended March 31, 2010 and 2011, respectively.
     Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows at March 31, 2011:

Years Ending December 31
2011 (nine months ending December 31)	$3,040,000
2012	2,912,000
2013	1,432,000
2014	375,000
2015	231,000
Thereafter	58,000

Total minimum lease payments	$8,048,000

     Litigation — On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named the Company as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007). The Company received service of the complaint on September 10, 2010. The complaint alleged that the Company infringed U.S. Patent No. 6,928,479, which allegedly is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted the Company's motion for summary judgment of non-infringement and the trial tentatively scheduled for the second quarter of 2011 was removed from the court’s calendar. The Company expects the court will issue a written order regarding this decision. 01 has indicated that it intends to appeal the court's ruling granting summary judgment.
     On November 3, 2010, Gemini IP LLC, or Gemini, filed a complaint that named the Company as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Texas (Civil Action No. 4:07-cv-521). The Company received service of the complaint on November 10, 2010. The complaint alleged that the Company infringed U.S. Patent No. 6,117,932, which allegedly is owned by Gemini and has claims related to a system for operating an IT helpdesk. The complaint sought damages in an unspecified amount and injunctive relief. On April 25, 2011, the Company and Gemini entered into a License Agreement which granted the Company a fully-paid license that covers the patent at issue in the action and mutually released each party from all claims. The Company paid Gemini a one-time licensing fee of $1,250,000 in connection with the License Agreement. As a result, the Company expects the action to be dismissed by the court in May 2011.
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
     Other Contingencies — The Company was contacted by a representative from a state tax assessor’s office requesting remittance of uncollected sales taxes. The Company does not believe it was responsible for collecting sales taxes in this state and is investigating this request and intends to vigorously defend this position. If the Company does not prevail in its position, uncollected sales taxes due for the period from 2005 to the present could amount to approximately $1.1 million excluding interest or penalties.
9. Related Party Transactions
     In December 2007, the Company entered into a strategic connectivity service and marketing agreement with Intel Corporation to jointly develop a service that delivers connectivity to computers built with Intel components. Under the terms of the multi-year agreement, the Company adapted its service delivery platform, Gravity, to work with specific technology delivered with Intel hardware and software products. The agreement provided that Intel would market and sell the service to its customers. Intel paid the Company a minimum license and service fee on a quarterly basis during the multi-year term of the agreement. The Company began recognizing revenue associated with the Intel service and marketing agreement upon receipt of acceptance in the quarter ended September 30, 2008. In addition, the Company and Intel shared revenue generated by the use of the service by third parties to the extent it exceeded the minimum payments. In conjunction with this agreement, Intel Capital purchased 2,222,223 shares of the Company’s Series B-1 redeemable convertible preferred stock for $10,000,004, which were converted into 888,889 shares of common stock in connection with the closing of the IPO on July 7, 2009.
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
     At December 31, 2010 and March 31, 2011, Intel owed the Company approximately $9,000 and $0, respectively, recorded as a non-trade receivable relating to this agreement. The Company recognized approximately $1,487,000 and $0 of net revenue relating to these agreements for the three months ended March 31, 2010 and 2011, respectively. As of December 31, 2010 and March 31, 2011, the Company had recorded $0 related to this agreement as deferred revenue.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2010 included in our Annual Report on Form 10-K , filed with the Securities and Exchange Commission, or SEC, on February 28, 2011. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q . We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.
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
     We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers and consumers. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the three months ended March 31, 2011, we generated revenues of $27.0 million, compared to $21.3 million for the three months ended March 31, 2010, an increase of approximately 27%. In fiscal 2010, we generated revenues of $101.1 million.
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
     In addition to our subscription fees, to a lesser extent, we also generate revenue from license and annual maintenance fees from the licensing of our RemotelyAnywhere product. We license RemotelyAnywhere to our customers on a perpetual basis. Because we do not have vendor specific objective evidence of fair value, or VSOE, for our maintenance arrangements, we record the initial license and maintenance fee as deferred revenue and recognize the fees as revenue ratably, on a daily basis, over the initial maintenance period. We also initially record maintenance fees for subsequent maintenance periods as deferred revenue and recognize revenue ratably, on a daily basis, over the maintenance period. We also generate revenue from the license of our Ignition for iPhone, iPad and Android product which is sold as a perpetual license and is recognized as delivered. Revenue from RemotelyAnywhere, Ignition for iPhone, iPad and Android represented approximately 7% of our revenue for the three months ended March 31, 2011.
Employees
     We have increased our number of full-time employees to 417 at March 31, 2011 as compared to 415 at December 31, 2010 and 353 at March 31, 2010.
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
     Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, professional fees associated with outsourced development projects and depreciation associated with assets used in development. We have focused our research and development efforts on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Hungary. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. During the three months ended March 31, 2011, we capitalized approximately $0.1 million of costs related to internally developed computer software to be sold as a service, which was incurred during the application development stage. No amounts were capitalized for the three months ended March 31, 2010 as the costs incurred during such stage were immaterial. As a result, the majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in both absolute dollars and as a percentage of revenue as we continue to enhance and expand our services.
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
     General and Administrative. General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, finance and accounting personnel, professional fees, insurance and other corporate expenses. We expect that general and administrative expenses will decrease significantly primarily due to a reduction in the legal costs associated with our defense against the patent infringement claims made by 01 Communique. Additionally, general and administrative expenses will increase as we continue to add personnel, enhance our internal information systems to align with the growth of our business and expenses related to audit, accounting and insurance costs. We expect that our general and administrative expenses will significantly decrease in both absolute dollars and as a percentage of revenue when compared to the quarter ended March 31, 2011 and in increase in absolute dollars but remain constant as a percentage of revenue as compared to prior historical quarters.
Critical Accounting Policies
     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:
•	Revenue recognition;

•	Income taxes;

•	Stock-based compensation; and

•	Loss contingencies.
     During the three months ended March 31, 2011, there were no significant changes in our critical accounting policies or estimates. See Notes 2, 6, 7 and 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 28, 2011, for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.
Results of Consolidated Operations
     The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended March
	31,
	2010	2011
Revenue	100%	100%
Cost of revenue	10	9

Gross profit	90	91

Operating expenses:
Research and development	17	16
Sales and marketing	46	48
General and administrative	13	22
Legal settlements	—	5
Amortization of acquired intangibles	—	—

Total operating expenses	76	91

Income (loss) from operations	13	—
Interest and other (income) expense, net	—	—

Income (loss) before provision for income taxes	13	—
(Provision) benefit for income taxes	—	—

Net income (loss)	13%	—%
Three Months Ended March 31, 2011 and 2010

     Revenue. Revenue for the three months ended March 31, 2011 was $27.0 million, an increase of $5.7 million, or 27%, over revenue of $21.3 million for the three months ended March 31, 2010. Of the 27% increase in revenue, the majority of the increase was due to an increase in revenue from new customers, as our total number of premium accounts increased to approximately 685,000 at March 31, 2011 from approximately 340,000 premium accounts at March 31, 2010, and incremental add-on revenues from our existing customer base. Included in the revenue for the three months ended March 31, 2010 was $1.5 million related to the service and marketing agreement with Intel compared to $0 for the three months ended March 31, 2011.
     Cost of Revenue. Cost of revenue for the three months ended March 31, 2011 was $2.5 million, an increase of $0.3 million, or 14%, over cost of revenue of $2.2 million for the three months ended March 31, 2010. As a percentage of revenue, cost of revenue was 9% and 10% for the three months ended March 31, 2011 and 2010, respectively. The increase in absolute dollars resulted primarily from an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. Of the increase in cost of revenue, $0.2 million resulted from increased data center costs associated with managing our data centers and the hosting of our services. The increase in data center costs was due to the expansion of our data center facilities as we added capacity to our hosting infrastructure. Additionally, $0.2 million of the increase in cost of revenue was due to the increased costs in our customer support organization, primarily as a result of hiring new employees to support our customer growth.
     Research and Development Expenses. Research and development expenses for the three months ended March 31, 2011 were $4.3 million, an increase of $0.8 million, or 22%, over research and development expenses of $3.6 million for the three months ended March 31, 2010. As a percentage of revenue, research and development expenses were 16% and 17% for the three months ended March 31, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to a $0.6 million increase in personnel-related costs as we hired additional employees to improve the ease of use and functionality of our existing services as well as develop new service offerings. The increase in personnel-related costs was offset by the capitalization of approximately $0.1 million of costs incurred during the application development stage related to new product development and development of significant new functionality to existing products during the three months ended March 31, 2011. No amounts were capitalized during the three months ended March 31, 2010 as the costs incurred in the period were immaterial.
     Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2011 were $13.0 million, an increase of $3.1 million, or 32%, over sales and marketing expenses of $9.8 million for the three months ended March 31, 2010. As a percentage of revenue, sales and marketing expenses were 48% and 46% for the three months ended March 31, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to a $1.6 million increase in marketing program costs and a $1.2 million increase in personnel-related and recruiting costs from additional employees hired to support our growth in sales and expand our marketing efforts. The increase was also due to a $0.1 million increase in credit card processing fees, a $0.1 million increase in travel-related costs and a $0.1 million increase in rent costs primarily related to the expansion of our corporate headquarters.
     General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2011 were $6.1 million, an increase of $3.3 million, or 116%, over general and administrative expenses of $2.8 million for the three months ended March 31, 2010. As a percentage of revenue, general and administrative expenses were 22% and 13% for the three months ended March 31, 2010 and 2010, respectively. The increase in absolute dollars was primarily due to a $2.9 million increase in legal costs associated with our defense against the patent infringement claims made by 01 Communique. The increase was also due to $0.4 million increase in personnel-related costs as we increased the number of general and administrative employees to support our overall growth.
     Legal Settlement Expenses. Legal settlement expenses were $1.3 million for the three months ended March 31, 2011, compared to $0 for the three months ended March 31, 2010. The legal settlement expenses for the three months ended March 31, 2011 are related to the License Agreement entered into by the Company and Gemini IP LLC on April 25, 2011 (see Note 8).
     Amortization of Acquired Intangibles. Amortization of acquired intangibles for the three months ended March 31, 2011 and 2010 was $0.1 million and related primarily to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc.
     Interest Income, Net. Interest income, net for the three months ended March 31, 2011 was income of approximately $0.2 million, compared to income of approximately $0.1 million for the three months ended March 31, 2010. The change was mainly due to an increase in interest income resulting from an increase in the balance of funds invested in higher yielding marketable securities.
     Other Expense. Other expense for the three months ended March 31, 2011 and 2010 was $0.1 million and related to foreign currency losses.
     Income Taxes. During the three months ended March 31, 2011, we recorded a benefit for federal, state and foreign income taxes of approximately $35,000. For the three months ended March 31, 2010, we recorded a provision primarily for alternative minimum taxes and foreign income taxes, as well as a deferred provision related to the book and tax basis differences of goodwill of approximately $0.1 million. During the three months ended March 31, 2010, we maintained a full valuation allowance against all of our net deferred tax assets. However, we reversed the valuation allowance against primarily all of our net deferred tax assets at June 30, 2010 and therefore our tax provision and effective tax rate has increased year-over-year. At each balance sheet date, we assesses the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2010 and March 31, 2011, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary due to its historical net losses.

Liquidity and Capital Resources
     The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2010	2011
	(In thousands)
Net cash provided by operations	$7,382	$8,394
Net cash used in investing activities	(30,696)	(1,282)
Net cash provided by financing activities	1,140	1,118
Effect of exchange rate changes	(134)	572

Net increase (decrease) in cash	$(22,308)	$8,802

     At March 31, 2011, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $176.2 million.
Cash Flows From Operating Activities
     Net cash inflows from operating activities during the three months ended March 31, 2011 were mainly due to a $4.8 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth. Net cash inflows from operating activities were also due to non-cash operating expenses, including $1.0 million for depreciation and amortization and $1.8 million for stock compensation. The net cash inflows from operating activities were also due to a $1.6 million increase in current liabilities and a $0.5 million decrease in prepaid expenses and other current assets. These were offset by a $1.1 million increase in accounts receivable. We expect that our future cash flows from operating activities will be impacted by the legal costs associated with our defense against the patent infringement claim made by 01 Communique.
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
Cash Flows From Investing Activities
     Net cash used in investing for the three months ended March 31, 2011 was primarily related to the addition of $1.1 million in property and equipment mainly related to the expansion and upgrade of our data center capacity and also related to the expansion and upgrade of our internal IT infrastructure. Net cash used in investing activities was also related to the purchase of $30.1 million of marketable securities offset by proceeds of $30.0 million from sale or disposal of marketable securities.
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
Cash Flows From Financing Activities
     Net cash flows provided by financing activities were $1.1 million for the three months ended March 31, 2011 and were related to proceeds received from the issuance of common stock upon exercise of stock options.

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

Contractual Obligations
     The following table summarizes our contractual obligations at March 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
					More
		Less Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$7,119,000	$2,905,000	$3,752,000	$462,000	$—
Hosting service agreements	929,000	929,000	—	—	—

Total	$8,048,000	$3,834,000	$3,752,000	$462,000	$—

     The commitments under our operating leases shown above consist primarily of lease payments for our Woburn, Massachusetts corporate headquarters, our international sales and marketing offices located in The Netherlands, Australia and England and our research and development offices in Hungary and contractual obligations related to our data centers.
     The table above includes the leases for our new spaces for our Australia and England offices. In February 2011, we entered into a lease for new office space for our Australian office. The term of the new office space began in February 2011 and extends through January 2014. The approximate annual lease payments for the new office space are $91,000. In April 2011, we entered into a lease for new office space for our England office. The term of the new office space began in April 2011 and extends through April 4, 2016. The approximate annual lease payments for the new office space are $231,000.
Recent Accounting Pronouncements
     In October 2009, an update was made to “Revenue Recognition — Multiple Deliverable Revenue Arrangements.” This update removes the objective-and-reliable-evidence-of-fair-value criterion from the separation criteria used to determine whether an arrangement involving multiple deliverables contains more than one unit of accounting, replaces references to “fair value” with “selling price” to distinguish from the fair value measurements required under the “ Fair Value Measurements and Disclosures” guidance, provides a hierarchy that entities must use to estimate the selling price, eliminates the use of the residual method for allocation, and expands the ongoing disclosure requirements. The effect of adoption of this standard has only impacted our financial statement disclosure to comply with the additional disclosure requirements as described in Note 2 to the condensed consolidated financial statements. The implementation of this guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a result of the majority of our research and development expenditures being made from our Hungarian research and development facilities, and in our international sales and marketing offices in The Netherlands, England, Australia and Brazil. In the three months ended March 31, 2011, approximately 13%, 4%, 3%, 2% and less than 1% of our operating expenses occurred in our operations in Hungary, The Netherlands, England, Australia and Brazil, respectively. In the three months ended March 31, 2010, approximately 16%, 12%, 1% and 3% of our operating expenses occurred in our operations in Hungary, The Netherlands, England and Australia, respectively.
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
ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named us as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007). We received service of the complaint on September 10, 2010. The complaint alleged that we infringed U.S. Patent No. 6,928,479, which allegedly is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted our motion for summary judgment of non-infringement and the trial tentatively scheduled for the second quarter of 2011 was removed from the court’s calendar. We expect the court will issue a written order regarding this decision. 01 has indicated that it intends to appeal the court’s ruling granting summary judgment.
     On November 3, 2010, Gemini IP LLC, or Gemini, filed a complaint that named us as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Texas (Civil Action No. 4:07-cv-521). We received service of the complaint on November 10, 2010. The complaint alleged that we infringed U.S. Patent No. 6,117,932, which allegedly is owned by Gemini and has claims related to a system for operating an IT helpdesk. The complaint sought damages in an unspecified amount and injunctive relief. On April 25, 2011, we entered into a License Agreement with Gemini which granted us a fully-paid license that covers the patent at issue in the action and mutually released each party from all claims. We paid Gemini a one-time licensing fee of $1,250,000 in connection with the License Agreement. As a result, we expect the action to be dismissed by the court in May of 2011.
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
RISKS RELATED TO OUR BUSINESS
We may be unable to achieve or maintain profitability.
     We experienced net losses of $9.1 million for 2007, and $5.4 million for 2008. In the quarter ended September 30, 2008, we achieved profitability and reported net income for the first time. We reported net income of $8.8 million for 2009 and $21.1 million for 2010. For the three months ended March 31, 2011, we experienced a net loss of $0.1 million due primarily to patent litigation defense costs and costs related to a one-time legal settlement. We cannot predict if we will again achieve profitability or sustain profitability if achieved. We expect to continue making significant future expenditures to develop and expand our business. In addition, as a public company, we incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures make it harder for us to maintain future profitability. Our recent growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this report and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to again achieve or maintain profitability, and we may incur significant losses for the foreseeable future.
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
     For information concerning pending patent infringement cases in which we are involved, please refer to Part II, Item 1 entitled “Legal Proceedings” and Note 8 of the Notes to Condensed Consolidated Financial Statements.
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
     We increased our revenue from $51.7 million in 2008 to $74.4 million in 2009 to $101.1 million in 2010 and to $27.0 million in the three months ended March 31, 2011. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.
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
Our sales cycles for enterprise customers, which currently account for approximately 10 to 15% of our overall sales, can be long, unpredictable and require considerable time and expense, which may cause our operating results to fluctuate.
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
     Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until April 22, 2011, our common stock has traded as high as $49.50 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:
•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	fluctuations in our recorded revenue, even during periods of significant sales order activity;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our services to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products or services;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant services, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	the initiation of, or material developments regarding, litigation involving our company;

•	litigation involving our industry;

•	additions or departures of key personnel;

•	general perception of the future of the remote-connectivity market or our services;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.
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
As a public company, we incur significant additional costs which could harm our operating results.
     As a public company, we incur significant legal, accounting and other expenses that we did not incur as a private company, including costs associated with public company reporting requirements.
     We also have incurred and will continue to incur costs associated with current corporate governance requirements, including requirements under Section 404 and other provisions of the Sarbanes-Oxley Act, as well as rules implemented by the Securities and Exchange Commission, or SEC, and The NASDAQ Global Select Market. The expenses incurred by public companies for reporting and corporate governance purposes have increased dramatically. We expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect these new rules and regulations may make it more difficult and more expensive for us to maintain director and officer liability insurance, and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage previously available. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as our executive officers.
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
     We did not sell any unregistered securities in the three months ended March 31, 2011.
(b) Use of Proceeds from Public Offerings of Common Stock
     On July 7, 2009, we closed our IPO, in which 7,666,667 shares of common stock were sold at a price to the public of $16.00 per share. We sold 5,750,000 shares of our common stock in the offering and selling stockholders sold 1,916,667 of the shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $122.7 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-148620), which was declared effective by the SEC on June 30, 2009. We raised approximately $83.0 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other estimated offering costs of $2.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. From the effective date of the registration statement through March 31, 2011, we have not used any of the net proceeds of the IPO. We intend to use the net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. Pending these uses, we have invested the funds in a registered money market. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
     On November 19, 2009, we closed a secondary public offering of our common stock. On December 16, 2009, we closed the sale of additional shares of common stock issued in the offering upon the exercise of the underwriters’ over-allotment option. In aggregate, a total of 3,326,609 shares of common stock were sold at a price to the public of $18.50 per share. We sold 99,778 shares of our common stock in the offering and selling stockholders sold an additional 3,226,831 shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $61.5 million. The offer and sale of all of the shares in the secondary offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-162936), which was declared effective by the SEC on November 19, 2009. We raised approximately $1.2 million in net proceeds after deducting underwriting discounts and commissions of $0.1 million and other estimated offering costs of $0.5 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. From the effective date of the registration statement through March 31, 2011, we have not used any of the net proceeds received from our secondary public offering. We intend to use the net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. There has been no material change in the planned use of proceeds from our secondary public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
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

LOGMEIN, INC.
Date: April 28, 2011	By:	/s/ Michael K. Simon
Michael K Simon
President and Chief Executive Officer (Principal Executive Officer)

Date: April 28, 2011	By:	/s/ James F. Kelliher
James F. Kelliher
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.