Form 10-Q
period 2011-06-30
LogMeIn, Inc.
filed 2011-07-28
CIK 1420302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission file number: 001-34391
LOGMEIN, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or	20-1515952 (I.R.S. Employer
organization)	Identification No.)

500 Unicorn Park Drive
Woburn, Massachusetts (Address of principal executive offices)	01801 (Zip Code)
781-638-9050
(Registrant’s telephone number, including area code)
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 20, 2011, there were 24,197,883 shares of the registrant’s Common Stock, par value $.01 per share, outstanding.

LOGMEIN, INC.
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)	2
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Income	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	19
ITEM 4: Controls and Procedures	20

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings	20
ITEM 1A: Risk Factors	20
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	31
ITEM 6: Exhibits	31
Signatures	31
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I. Financial Information
Item 1. Financial Statements
LogMeIn, Inc.
Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$77,279,987	$94,003,584
Marketable securities	90,144,484	90,116,871
Accounts receivable (net of allowance for doubtful accounts of $111,000 and $104,000 as of December 31, 2010 and June 30, 2011, respectively)	4,744,392	7,354,808
Prepaid expenses and other current assets (including $9,000 and $0 of non-trade receivable due from related party at December 31, 2010 and June 30, 2011, respectively)	2,905,618	2,411,148
Deferred income tax assets	1,315,529	1,318,162

Total current assets	176,390,010	195,204,573
Property and equipment, net	6,198,487	6,292,713
Restricted cash	350,481	397,797
Intangibles, net	577,815	495,311
Goodwill	615,299	615,299
Other assets	27,019	190,172
Deferred income tax assets	2,518,158	3,208,004

Total assets	$186,677,269	$206,403,869

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,176,390	$2,673,061
Accrued liabilities	10,829,310	9,948,472
Deferred revenue, current portion	41,763,138	48,850,024

Total current liabilities	54,768,838	61,471,557
Deferred revenue, net of current portion	1,030,017	2,282,604
Other long-term liabilities	500,156	407,110

Total liabilities	56,299,011	64,161,271

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock, $0.01 par value — 5,000,000 shares authorized, 0 shares outstanding as of December 31, 2010 and June 30, 2011	—	—
Common stock, $0.01 par value - 75,000,000 shares authorized as of December 31, 2010 and June 30, 2011; 23,858,514 and 24,179,086 shares outstanding as of December 31, 2010 and June 30, 2011, respectively	238,585	241,791
Additional paid-in capital	133,425,098	141,882,081
Accumulated deficit	(3,084,316)	(467,239)
Accumulated other comprehensive income (loss)	(201,109)	585,965

Total stockholders’ equity	130,378,258	142,242,598

Total liabilities and stockholders’ equity	$186,677,269	$206,403,869

See notes to condensed consolidated financial statements.

LogMeIn, Inc.
Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenue (including $1,487,000, $2,973,000, $0 and $0 from a related party during the three and six months ended June 30, 2010 and 2011, respectively)	$23,492,454	$29,097,956	$44,817,254	$56,136,735
Cost of revenue	2,264,772	2,445,765	4,484,935	4,981,901

Gross profit	21,227,682	26,652,191	40,332,319	51,154,834

Operating expenses
Research and development	3,760,170	4,661,979	7,313,967	8,979,758
Sales and marketing	10,806,416	14,056,128	20,646,897	27,042,237
General and administrative	2,677,142	3,836,955	5,480,499	9,895,645
Legal settlements	—	—	—	1,250,000
Amortization of acquired intangibles	81,929	92,048	163,858	184,082

Total operating expenses	17,325,657	22,647,110	33,605,221	47,351,722

Income from operations	3,902,025	4,005,081	6,727,098	3,803,112
Interest income, net	139,808	239,958	253,950	450,670
Other expense	28,602	(151,872)	(35,435)	(260,683)

Income before income taxes	4,070,435	4,093,167	6,945,613	3,993,099
Benefit (provision) for income taxes	4,910,771	(1,410,843)	4,771,612	(1,376,022)

Net income	$8,981,206	$2,682,324	$11,717,225	$2,617,077

Net income per share:
Basic	$0.39	$0.11	$0.51	$0.11
Diluted	$0.37	$0.11	$0.48	$0.10
Weighted average shares outstanding:
Basic	23,132,807	24,116,686	22,889,735	24,023,018
Diluted	24,551,399	25,169,689	24,464,395	25,118,423
See notes to condensed consolidated financial statements.

LogMeIn, Inc.
Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2010	2011
Cash flows from operating activities
Net income	$11,717,225	$2,617,077
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	1,860,292	2,074,756
Amortization of premium on investments	99,614	95,291
Provision for bad debts	42,500	30,000
(Benefit from) provision for deferred income taxes	(4,881,225)	1,335,520
Income tax benefit from the exercise of stock options	(1,185,567)	(2,028,000)
Stock-based compensation	2,239,856	3,996,617
Gain on disposal of equipment	(1,606)	(396)
Changes in assets and liabilities:
Accounts receivable	228,826	(2,640,416)
Prepaid expenses and other current assets	127,363	494,470
Other assets	10,455	(163,153)
Accounts payable	(136,535)	645,428
Accrued liabilities	954,050	(881,303)
Deferred revenue	4,280,520	8,339,473
Other long-term liabilities	(196,049)	(93,046)

Net cash provided by operating activities	15,159,719	13,822,318

Cash flows from investing activities
Purchases of marketable securities	(105,347,800)	(85,073,350)
Proceeds from sale or disposal of marketable securities	60,000,000	85,000,000
Purchases of property and equipment	(1,337,671)	(2,094,569)
Intangible asset additions	(194,202)	(137,519)
Increase in restricted cash and deposits	—	(25,569)

Net cash used in investing activities	(46,879,673)	(2,331,007)

Cash flows from financing activities
Payments of issuance costs related to secondary offering of common stock	(210,394)	—
Proceeds from issuance of common stock upon option exercises	2,365,560	2,432,090
Income tax benefit from the exercise of stock options	1,185,567	2,028,000

Net cash provided by financing activities	3,340,733	4,460,090

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(711,830)	772,196

Net increase (decrease) in cash and cash equivalents	(29,091,051)	16,723,597
Cash and cash equivalents, beginning of period	100,290,001	77,279,987

Cash and cash equivalents, end of period	$71,198,950	$94,003,584

Supplemental disclosure of cash flow information
Cash paid for interest	$429	$950
Cash paid for income taxes	$69,312	$175,014
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$251,579	$242,494
Deferred stock offering costs included in accounts payable and accrued liabilities	$18,493	$—
See notes to condensed consolidated financial statements.

LogMeIn, Inc.
Notes to Condensed Consolidated Financial Statements
1. Nature of the Business
     LogMeIn, Inc. (the “Company”) develops and markets a suite of remote access, remote support, and collaboration solutions that provide instant, secure connections between Internet enabled devices. The Company’s product line includes GravityTM , LogMeIn Free® , LogMeIn Pro®, LogMeIn® CentralTM , LogMeIn Rescue®, LogMeIn® Rescue+MobileTM, LogMeIn Backup®, LogMeIn® Ignition SMTM , LogMeIn Hamachi®, join.meTM and RemotelyAnywhere®. The Company is based in Woburn, Massachusetts with wholly-owned subsidiaries in Hungary, The Netherlands, Australia, England, Brazil and Japan.
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
     Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2010 and June 30, 2011, marketable securities consisted of U.S. government agency securities that have remaining maturities within two years and have an aggregate amortized cost of $90,119,605 and $90,097,664 and an aggregate fair value of $90,144,484 and $90,116,871, including $65,136 and $87,752 of unrealized gains and $40,257 and $68,545 of unrealized losses, respectively.
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
     The Company’s multi-element arrangements typically include subscription and professional services, generally consisting of development services. The Company has determined that the delivered items within its multi-element arrangements do not have value to the customer on a stand-alone basis as the services are not sold by any other vendor and the customer would not be able to resell such services. As a result, the deliverables within these arrangements do not qualify for treatment as separate units in accounting. Accordingly, the Company accounts for fees received under these multi-element arrangements as a single unit of accounting and recognizes the entire arrangement consideration ratably over the term of the related agreement as a single unit of accounting and recognizes the entire arrangement consideration ratably over the term of the related agreement, commencing when all significant performance obligations have been delivered and when all revenue recognition criteria have been met.
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
     As of December 31, 2010 and June 30, 2011, one customer accounted for 14% and 16% of accounts receivable, respectively. No customers accounted for more than 10% of revenue for the three and six months ended June 30, 2010 or 2011.
     Foreign Currency Translation —The functional currency of operations outside the United States of America is deemed to be the currency of the local country. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are charged to operations. The Company had a foreign currency gain of approximately $29,000 for the three months ended June 30, 2010 and a foreign currency loss of approximately $152,000 for the three months ended June 30, 2011 and foreign currency losses of approximately $35,000 and $261,000 for the six months ended June 30, 2010 and 2011, respectively.
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
     Income Taxes — Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carry-forwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. At each balance sheet date, the Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2010 and June 30, 2011, the Company maintained a full valuation allowance related to the deferred tax assets of its Hungarian subsidiary due to its historical net losses.
     The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through June 30, 2011, the Company has not identified any material uncertain tax positions for which liabilities would be required.
     Comprehensive Income — Comprehensive income is the change in stockholders’ equity during a period relating to transactions and other events and circumstances from non-owner sources and currently consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.
Comprehensive income was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Net income	$8,981,206	$2,682,324	$11,717,225	$2,617,077
Cumulative translation adjustments	(603,489)	218,037	(747,083)	790,497
Unrealized gain (loss) on available-for-sale securities	157,471	13,720	143,052	(3,423)

Comprehensive income	$8,535,188	$2,914,081	$11,113,194	$3,404,151

     Net Income Per Share — Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding during the period and the options to purchase common shares from the assumed exercise of stock options.
     The Company excluded 976,475 of options to purchase common shares from the computation of diluted net income per share for both the three and six months ended June 30, 2010, respectively, and 795,175 for both the three and six months ended June 30, 2011, respectively, because they had an anti-dilutive impact.

Basic and diluted net income per share was calculated as follows:

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Basic:
Net income	$8,981,206	$11,717,225

Weighted average common shares outstanding, basic	23,132,807	22,889,735

Net income, basic	$0.39	$0.51

Diluted:
Net income	$8,981,206	$11,717,225

Weighted average common shares outstanding	23,132,807	22,889,735
Add: Options to purchase common shares	1,418,592	1,574,660

Weighted average common shares outstanding, diluted	24,551,399	24,464,395

Net income, diluted	$0.37	$0.48

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Basic:
Net income	$2,682,324	$2,617,077

Weighted average common shares outstanding, basic	24,116,686	24,023,018

Net income, basic	$0.11	$0.11

Diluted:
Net income	$2,682,324	$2,617,077

Weighted average common shares outstanding	24,116,686	24,023,018
Add: Options to purchase common shares	1,053,003	1,095,405

Weighted average common shares outstanding, diluted	25,169,689	25,118,423

Net income, diluted	$0.11	$0.10

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

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value:

	Basis of Fair Value Measurements
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Items	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Balance at December 31, 2010
Cash equivalents — money market funds	$48,074,441	$48,074,441	$—	$—
Cash equivalents — bank deposits	5,022,089	—	5,022,089	—
Short-term marketable securities — U.S. government agency securities	90,144,484	90,144,484	—	—
Balance at June 30, 2011
Cash equivalents — money market funds	$48,457,000	$48,457,000	$—	$—
Cash equivalents — bank deposits	5,028,132	—	5,028,132	—
Short-term marketable securities — U.S. government agency securities	90,116,871	90,116,871	—	—
     Bank deposits are classified within the second level of the fair value hierarchy and the fair value of those assets are determined based upon quoted prices for similar assets in active markets.
4. Intangible Assets
Acquired intangible assets consist of the following:

		December 31, 2010			June 30, 2011
	Estimated	Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Identifiable intangible assets:
Trademark	5 years	$635,506	$563,105	$72,401	$635,506	$626,656	$8,850
Customer base	5 years	1,003,068	888,791	114,277	1,003,068	989,099	13,969
Domain names	5 years	202,120	10,038	192,082	202,313	30,261	172,052
Software	4 years	298,977	298,977	—	298,977	298,977	—
Technology	4 years	1,361,900	1,361,900	—	1,361,900	1,361,900	—
Internally developed software	3 years	213,942	14,887	199,055	351,268	50,828	300,440

		$3,715,513	$3,137,698	$577,815	$3,853,032	$3,357,721	$495,311

     The Company capitalized $75,575 and $137,326 of costs related to internally developed computer software to be sold as a service incurred during the application development stage during the three and six months ended June 30, 2011, respectively, and is amortizing these costs over the expected lives of the related services. No amounts were capitalized during the three and six months ended June 30, 2010 as the costs incurred during the period were immaterial.
     The Company is amortizing its intangible assets on a straight-line basis over the estimated useful lives noted above. Amortization expense for intangible assets was $185,733 and $112,658 for the three months ended June 30, 2010 and 2011, respectively, and $371,467 and $220,023 for the six months ended June 30, 2010 and 2011, respectively. Amortization relating to software, technology and internally developed software is recorded within cost of revenues and the amortization of trademark, customer base, and domain names is recorded within operating expenses. Future estimated amortization expense for intangible assets is as follows at June 30, 2011:
Amortization Expense (Years Ending December 31)

Amount
2011 (six months ending December 31)	$93,615
2012	156,867
2013	142,684
2014	71,077
2015	31,068
5. Accrued Expenses
Accrued expenses consisted of the following:

	December 31,	June 30,
	2010	2011
Marketing programs	$3,265,692	$3,362,969
Payroll and payroll related	4,535,322	3,506,869
Professional fees	745,834	745,816
Other accrued liabilities	2,282,462	2,332,818

Total accrued expenses	$10,829,310	$9,948,472

6. Income Taxes
     The Company recorded a provision for federal, state and foreign income taxes of approximately $1.4 million for the three and six months ended June 30, 2011. The Company’s tax provision for the three and six months ended June 30, 2010 includes a tax benefit of approximately $5.6 million related to the reversal of its valuation allowance against U.S. and certain foreign deferred tax assets offset by a provision for federal, state and foreign income taxes of approximately $0.7 million and $0.8 million, respectively. The Company’s tax provision and effective tax rate has increased for the three and six months ending June 30, 2011 compared to the three and six months ending June 30, 2010 as a result of reversing the valuation allowance against primarily all of its net deferred tax assets at June 30, 2010.
     Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carry-forwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. At each balance sheet date, the Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2010 and June 30, 2011, the Company maintained a full valuation allowance related to the deferred tax assets of its Hungarian subsidiary.
     The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. The Company has no amount recorded for any unrecognized tax benefits as of December 31, 2010 or June 30, 2011. The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the three and six months ended June 30, 2010 and 2011, the Company did not recognize any interest or penalties in its statements of operations, and there are no accruals for interest or penalties at December 31, 2010 or June 30, 2011.
     The Company has performed an analysis of its ownership changes as defined by Section 382 of the Internal Revenue Code and has determined that an ownership change as defined by Section 382 occurred in October 2004 and March 2010 resulting in approximately $219,000 and $12,800,000, respectively, of net operating losses (“NOLs”) being subject to limitation. As of December 31, 2010 and June 30, 2011, the Company believes all NOLs generated by the Company, including those subject to limitation, are available for utilization given the Company’s large annual limitation amount. Subsequent ownership changes as defined by Section 382 could potentially limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income.

7. Stock Option Plans
     The Company’s 2009 Stock Incentive Plan (“2009 Plan”) Plan is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control. There were 1,685,979 shares available for grant under the 2009 Plan as of June 30, 2011.
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
The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2011	2010	2011
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	2.18%	1.73%	2.18% - 2.46%	1.73% - 2.28%
Expected term (in years)	5.56 - 6.25	5.56 - 6.25	5.56 - 6.25	5.56 - 6.25
Volatility	70%	60%	70% - 75%	60%
The following table summarizes stock option activity, including performance-based options:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(Years)	Value
Outstanding, January 1, 2011	2,564,315	$12.76	7.3	$80,983,495

Granted	757,695	40.43
Exercised	(320,572)	7.74		$10,412,108

Forfeited	(144,996)	28.04

Outstanding, June 30, 2011	2,856,442	$19.89	7.6	$54,800,739

Exercisable at December 31, 2010	1,246,838	$5.36	5.7	$48,600,697

Exercisable at June 30, 2011	1,237,895	$7.81	5.8	$38,088,467

     The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2010, of $44.34, and $38.57 per share on June 30, 2011, or at time of exercise, and the exercise price of the options.
     The weighted average grant date fair value of stock options issued or modified was $14.63 per share for the year ended December 31, 2010, and $23.17 for the six months ended June 30, 2011.

     The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table:

	Three Months Ended,		Six Months Ended,
	June 30,		June 30,
	2010	2011	2010	2011
Cost of revenue	$105,264	$82,523	$137,434	$171,575
Research and development	137,155	393,511	273,118	673,628
Selling and marketing	376,549	619,508	612,069	1,182,043
General and administrative	594,089	1,155,581	1,217,235	1,969,371

	$1,213,057	$2,251,123	$2,239,856	$3,996,617

     As of June 30, 2011, there was approximately $23,379,000 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock option grants which are expected to be recognized over a weighted average period of 3.0 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.
     Of the total stock options issued subject to the plans, certain stock options have performance-based vesting. These performance-based options granted during 2004 and 2007 were granted at-the-money, contingently vest over a period of two to four years depending upon the nature of the performance goal, and have a contractual life of ten years.
The performance-based stock option activity is summarized below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(Years)	Value
Outstanding, January 1, 2011	532,932	$1.25	4.6	$22,964,040

Granted	—
Exercised	(45,000)	1.25		1,730,050

Forfeited	—

Outstanding, June 30, 2011	487,932	1.25	4.1	18,209,622

Exercisable at December 31, 2010	532,932	1.25	4.6	22,964,040

Exercisable at June 30, 2011	487,932	1.25	4.1	18,209,622

     The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2010, of $44.34 per share, and $38.57 per share on June 30, 2011, or at the time of exercise, and the exercise price of the options.
8. Commitments and Contingencies
     Operating Leases — The Company has operating lease agreements for offices in Massachusetts, Hungary, The Netherlands, Australia, England and Japan that expire in 2012 through 2016. The lease agreement for the Massachusetts office required a security deposit of $125,000 in the form of a letter of credit which is collateralized by a certificate of deposit in the same amount. The lease agreement for one of the Company’s Hungarian offices required a security deposit, which totaled approximately $247,000 (170,295 Euro) at June 30, 2011. The lease for the Company’s Australian office required a bank guarantee which totaled $26,000 (24,375 AUD) at June 30, 2011, whereby the bank agrees to pay the lessor this amount should the Company default under the terms of the lease. The certificate of deposit, the security deposit and bank guarantee are classified as restricted cash. The Netherlands, England and Budapest, Hungary leases contain termination options which allow the Company to terminate the leases pursuant to certain lease provisions.
     In February 2011, the Company entered into a lease for new office space for its Australian office. The term of the new office space began in February 2011 and extends through January 2014. The approximate annual lease payments for the new office space are $91,000.
     In April 2011, the Company entered into a lease for new office space for its UK office. The term of the new office space began in April 2011 and extends through April 4, 2016. The approximate annual lease payments for the new office space are $231,000. The lease contains a termination option which allows the Company to terminate the lease pursuant to certain lease provisions.

     Rent expense under all leases was approximately $520,000 and $799,000 for the three months ended June 30, 2010 and 2011, respectively, and $1,038,000 and $1,460,000 for the six months ended June 30, 2010 and 2011, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.
     The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $398,000 and $428,000 for the three months ended June 30, 2010 and 2011, respectively, and $757,000 and $924,000 for the six months ended June 30, 2010 and 2011, respectively.
     Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows at June 30, 2011:

Years Ending December 31
2011 (six months ending December 31)	$2,417,000
2012	3,811,000
2013	1,473,000
2014	383,000
2015	232,000
Thereafter	58,000

Total minimum lease payments	$8,374,000

     Litigation — On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named the Company as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007). The Company received service of the complaint on September 10, 2010. The complaint alleged that the Company infringed U.S. Patent No. 6,928,479, which allegedly is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted the Company’s motion for summary judgment of non-infringement and the trial tentatively scheduled for the second quarter of 2011 was removed from the court’s calendar. The court issued a written order regarding this decision on May 4, 2011. On May 13, 2011, 01 filed a notice of appeal declaring its intention to appeal the court’s ruling granting summary judgment. At this time the Company does not believe that a loss is probable and remains unable to reasonably estimate a possible loss or range of loss associated with this litigation.
     On November 3, 2010, Gemini IP LLC, or Gemini, filed a complaint that named the Company as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Texas (Civil Action No. 4:07-cv-521). The Company received service of the complaint on November 10, 2010. The complaint alleged that the Company infringed U.S. Patent No. 6,117,932, which allegedly is owned by Gemini and has claims related to a system for operating an IT helpdesk. The complaint sought damages in an unspecified amount and injunctive relief. On April 25, 2011, the Company and Gemini entered into a License Agreement which granted the Company a fully-paid license that covers the patent at issue in the action and mutually released each party from all claims. The Company paid Gemini a one-time licensing fee of $1,250,000 in connection with the License Agreement. As a result, the action was dismissed by the court on May 23, 2011.
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
     Other Contingencies — The Company was contacted by a representative from a state tax assessor’s office requesting remittance of uncollected sales taxes. The Company does not believe it was responsible for collecting sales taxes in this state and is investigating this request and intends to vigorously defend this position. If the Company does not prevail in its position, uncollected sales taxes due for the period from 2005 to the present could amount to approximately $1.3 million excluding interest or penalties.
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
     At December 31, 2010 and June 30, 2011, Intel owed the Company approximately $9,000 and $0, respectively, recorded as a non-trade receivable relating to this agreement. The Company recognized approximately $1,487,000 and $0 of net revenue relating to these agreements for the three months ended June 30, 2010 and 2011, respectively, and approximately $2,973,000 and $0 for the six months ended June 30, 2010 and 2011, respectively. As of December 31, 2010 and June 30, 2011, the Company had recorded $0 related to this agreement as deferred revenue.

10. Subsequent Events
     On July 19, 2011, the Company acquired substantially all of the assets of Connected Environments (BVI) Limited, a British Virgin Island Limited Company and Connected Environments, Limited , a U.K. limited company, including their Pachube service, for a cash purchase price of $10,000,000 plus contingent payments totaling $5,165,000 and the assumption by the Company of certain liabilities. The Pachube service is a cloud-based connectivity and data management platform for the Internet of Things. The Company purchased Pachube to expand its capabilities with embedded devices and its reach into the Internet of Things. The Company is in the process of allocating the purchase price to the assets acquired and liabilities assumed. Any goodwill resulting from this acquisition will be deductible for tax purposes.
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
Overview
     LogMeIn provides cloud-based, on-demand, remote-connectivity, remote support and collaboration solutions to SMBs, IT service providers, mobile carriers, and consumers. Businesses and IT service providers use our solutions to deliver remote, end-user support and to access and manage computers and other Internet-enabled devices more effectively and efficiently from a remote location, or remotely. Consumers and mobile workers use our remote connectivity solutions to access computer resources remotely and to collaborate with other users, thereby facilitating their mobility and increasing their productivity. SMBs and mobile professionals use our solutions to meet online and quickly collaborate on projects. Our solutions, which are deployed and accessed from anywhere through a web browser, or on-demand, are secure, scalable and easy for our customers to try, purchase and use.
     We offer three free services and nine premium services. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, expiring free trials that we convert to paid subscriptions and direct marketing to new and existing customers.
     We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers and consumers. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the six months ended June 30, 2011, we generated revenues of $56.1 million, compared to $44.8 million for the six months ended June 30, 2010, an increase of approximately 25%. In fiscal 2010, we generated revenues of $101.1 million.

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
     In addition to our subscription fees, to a lesser extent, we also generate revenue from license and annual maintenance fees from the licensing of our RemotelyAnywhere product. We license RemotelyAnywhere to our customers on a perpetual basis. Because we do not have vendor specific objective evidence of fair value, or VSOE, for our maintenance arrangements, we record the initial license and maintenance fee as deferred revenue and recognize the fees as revenue ratably, on a daily basis, over the initial maintenance period. We also initially record maintenance fees for subsequent maintenance periods as deferred revenue and recognize revenue ratably, on a daily basis, over the maintenance period. We also generate revenue from the license of our Ignition for iPhone, iPad and Android product which is sold as a perpetual license and is recognized as delivered. Revenue from RemotelyAnywhere, Ignition for iPhone, iPad and Android represented approximately 8% of our revenue for the three and six months ended June 30, 2011.
Employees
     We have increased our number of full-time employees to 432 at June 30, 2011 as compared to 415 at December 31, 2010 and 378 at June 30, 2010.
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
     Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, professional fees associated with outsourced development projects and depreciation associated with assets used in development. We have focused our research and development efforts on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Hungary. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. During the three and six months ended June 30, 2011, we capitalized approximately $0.1 million of costs related to internally developed computer software to be sold as a service, which was incurred during the application development stage. No amounts were capitalized for the three and six months ended June 30, 2010, as the costs incurred during such stage were immaterial. As a result, the majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in both absolute dollars and as a percentage of revenue as we continue to enhance and expand our services.
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
     General and Administrative. General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, finance and accounting personnel, professional fees, insurance and other corporate expenses. We expect that general and administrative expenses will increase over the current quarter primarily related to legal costs associated with our defense against 01 Communique’s appeal of the summary judgement granted to us in May 2011. Additionally, general and administrative expenses will increase as we continue to add personnel, enhance our internal information systems to align with the growth of our business and expenses related to audit, accounting and insurance costs. We expect that our general and administrative expenses will increase in both absolute dollars and as a percentage of revenue when compared to prior historical quarters.
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
     During the three and six months ended June 30, 2011, there were no significant changes in our critical accounting policies or estimates. See Notes 2, 6, 7 and 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 28, 2011, for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.
Results of Consolidated Operations
     The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Revenue	100%	100%	100%	100%
Cost of revenue	10	8	10	9

Gross profit	90	92	90	91

Operating expenses:
Research and development	16	16	16	16
Sales and marketing	46	49	46	48
General and administrative	11	13	12	18
Legal settlements	—	—	—	2
Amortization of acquired intangibles	1	—	1	—

Total operating expenses	74	78	75	84

Income from operations	16	14	15	7
Interest and other expense, net	1	—	—	—

Income before for income taxes	17	14	15	7
Benefit (provision) for income taxes	21	(5)	11	(2)

Net income	38%	9%	26%	5%

Three Months Ended June 30, 2011 and 2010
     Revenue. Revenue for the three months ended June 30, 2011 was $29.1 million, an increase of $5.6 million, or 24%, over revenue of $23.5 million for the three months ended June 30, 2010. Of the 24% increase in revenue, the majority of the increase was due to an increase in revenue from new customers, as our total number of premium accounts increased to approximately 790,000 at June 30, 2011 from approximately 405,000 premium accounts at June 30, 2010, and incremental add-on revenues from our existing customer base. Included in the revenue for the three months ended June 30, 2010 was $1.5 million related to the service and marketing agreement with Intel compared to $0 for the three months ended June 30, 2011.
     Cost of Revenue. Cost of revenue for the three months ended June 30, 2011 was $2.4 million, an increase of $0.2 million, or 8%, over cost of revenue of $2.3 million for the three months ended June 30, 2010. As a percentage of revenue, cost of revenue was 8% and 10% for the three months ended June 30, 2011 and 2010, respectively. The increase in absolute dollars resulted primarily from an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. The increase in cost of revenue was primarily due to an increase of $0.2 million of data center costs associated with managing our data centers and the hosting of our services.
     Research and Development Expenses. Research and development expenses for the three months ended June 30, 2011 were $4.7 million, an increase of $0.9 million, or 24%, over research and development expenses of $3.8 million for the three months ended June 30, 2010. As a percentage of revenue, research and development expenses were 16% for the three months ended June 30, 2011 and 2010. The increase in absolute dollars was primarily due to a $0.7 million increase in personnel-related costs as we hired additional employees to improve the ease of use and functionality of our existing services as well as develop new service offerings. The increase was also due to $0.1 million increase in professional fees and a $0.1 million increase in depreciation expense. The increase was offset by the capitalization of approximately $0.1 million of costs incurred during the application development stage related to new product development and development of significant new functionality to existing products during the three months ended June 30, 2011. No amounts were capitalized during the three months ended June 30, 2010, as the costs incurred in the period were immaterial.
     Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2011 were $14.1 million, an increase of $3.2 million, or 30%, over sales and marketing expenses of $10.8 million for the three months ended June 30, 2010. As a percentage of revenue, sales and marketing expenses were 49% and 46% for the three months ended June 30, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to a $1.5 million increase in marketing program costs and a $1.1 million increase in personnel-related and recruiting costs from additional employees hired to support our growth in sales and expand our marketing efforts. The increase was also due to a $0.2 million increase in rent costs primarily related to office expansion, a $0.1 million increase in credit card processing fees and a $0.1 million increase in travel-related costs.
     General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2011 were $3.8 million, an increase of $1.2 million, or 43%, over general and administrative expenses of $2.7 million for the three months ended June 30, 2010. As a percentage of revenue, general and administrative expenses were 13% and 11% for the three months ended June 30, 2011 and 2010, respectively. The increase in absolute dollars was primarily due a $0.7 million increase in personnel-related costs as we increased the number of general and administrative employees to support our overall growth. The increase was also due to a $0.1 million increase in general legal and corporate expenses to support our overall growth.
     Amortization of Intangibles. Amortization of intangibles for the three months ended June 30, 2011 and 2010 was $0.1 million and related primarily to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc.
     Interest Income, Net. Interest income, net for the three months ended June 30, 2011 was approximately $0.2 million, compared to approximately $0.1 million for the three months ended June 30, 2010. The change was mainly due to an increase in interest income resulting from an increase in the balance of funds invested in higher yielding marketable securities.
     Other Income (Expense). Other income (expense) for the three months ended June 30, 2011 and 2010 was expense of $0.2 million and income of $29,000, respectively, and related to foreign currency gains and foreign currency losses.

     Income Taxes. During the three months ended June 30, 2011, we recorded a provision for federal, state and foreign income taxes of approximately $1.4 million. For the three months ended June 30, 2010, we recorded a one-time tax benefit of $5.6 million offset by a provision for federal, state and foreign income taxes of approximately $661,000. We reversed the valuation allowance against primarily all of our net deferred tax assets at June 30, 2010, and therefore our tax provision and effective tax rate has increased year-over-year. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2010 and June 30, 2011, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary due to its historical net losses.
Six Months Ended June 30, 2011 and 2010
     Revenue. Revenue for the six months ended June 30, 2011 was $56.1 million, an increase of $11.3 million, or 25%, over revenue of $44.8 million for the six months ended June 30, 2010. Of the 25% increase in revenue, the majority of the increase was due to an increase in revenue from new customers, as our total number of premium accounts increased to approximately 790,000 at June 30, 2011 from approximately 405,000 premium accounts at June 30, 2010, and incremental add-on revenues from our existing customer base. Included in the revenue for the six months ended June 30, 2010 was $3.0 million related to the service and marketing agreement with Intel compared to $0 for the six months ended June 30, 2011.
     Cost of Revenue. Cost of revenue for the six months ended June 30, 2011 was $5.0 million, an increase of $0.5 million, or 11%, over cost of revenue of $4.5 million for the six months ended June 30, 2010. As a percentage of revenue, cost of revenue was 9% and 10% for the six months ended June 30, 2011 and 2010, respectively. The increase in absolute dollars resulted primarily from an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. The increase in cost of revenue was primarily due to a $0.4 million increase in data center costs associated with managing our data centers and the hosting of our services.
     Research and Development Expenses. Research and development expenses for the six months ended June 30, 2011 were $9.0 million, an increase of $1.7 million, or 23%, over research and development expenses of $7.3 million for the six months ended June 30, 2010. As a percentage of revenue, research and development expenses were 16% for the six months ended June 30, 2011 and 2010. The increase in absolute dollars was primarily due to a $1.3 million increase in personnel-related costs as we hired additional employees to improve the ease of use and functionality of our existing services as well as develop new service offerings. The increase was also due to $0.1 million increase in professional fees and a $0.1 million increase in depreciation expense. The increase was offset by the capitalization of approximately $0.1 million of costs incurred during the application development stage related to new product development and development of significant new functionality to existing products during the three months ended June 30, 2011. No amounts were capitalized during the three months ended June 30, 2010 as the costs incurred in the period were immaterial.
     Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2011 were $27.0 million, an increase of $6.4 million, or 31%, over sales and marketing expenses of $20.6 million for the six months ended June 30, 2010. As a percentage of revenue, sales and marketing expenses were 48% and 46% for the six months ended June 30, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to a $3.2 million increase in marketing program costs and a $2.4 million increase in personnel-related and recruiting costs from additional employees hired to support our growth in sales and expand our marketing efforts. The increase was also due to a $0.3 million increase in rent costs primarily related to office expansion, a $0.2 million increase in credit card processing fees and a $0.2 million increase in travel-related costs.
     General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2011 were $9.9 million, an increase of $4.4 million, or 81%, over general and administrative expenses of $5.5 million for the six months ended June 30, 2010. As a percentage of revenue, general and administrative expenses were 18% and 12% for the six months ended June 30, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to a $3.0 million increase in legal costs associated with our defense against the patent infringement claims made by 01 Communique. The increase was also due to $1.1 million increase in personnel-related costs as we increased the number of general and administrative employees to support our overall growth.
     Legal Settlement Expenses. Legal settlement expenses were $1.3 million for the six months ended June 30, 2011, compared to $0 for the six months ended June 30, 2010. The legal settlement expenses for the six months ended June 30, 2011 are related to the License Agreement we entered into with Gemini IP LLC on April 25, 2011 (see Note 8 to the Notes to Condensed Consolidated Financial Statements).
     Amortization of Intangibles. Amortization of intangibles for the six months ended June 30, 2011 and 2010 was $0.2 million and related primarily to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc.
     Interest Income, Net. Interest income, net for the six months ended June 30, 2011 was approximately $0.5 million, compared to approximately $0.3 million for the six months ended June 30, 2010. The change was mainly due to an increase in interest income resulting from an increase in the balance of funds invested in higher yielding marketable securities.
     Other Expense. Other expense for the six months ended June 30, 2011 and 2010 was $0.1 million and related to foreign currency losses.
     Income Taxes. During the six months ended June 30, 2011, we recorded a provision for federal, state and foreign income taxes of approximately $1.4 million. For the six months ended June 30, 2010, we recorded a one-time tax benefit of $5.6 million offset by a provision for federal, state and foreign income taxes of approximately $800,000. We reversed the valuation allowance against primarily all of our net deferred tax assets at June 30, 2010, and therefore our tax provision and effective tax rate has increased year-over-year. At each balance sheet date, we assesses the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2010 and June 30, 2011, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary due to its historical net losses.
Liquidity and Capital Resources
     The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2010	2011
	(in thousands)
Net cash provided by operations	$15,160	$13,823
Net cash used in investing activities	(46,880)	(2,331)
Net cash provided by financing activities	3,341	4,460
Effect of exchange rate changes	(712)	772

Net increase (decrease) in cash	$(29,091)	$16,724

     At June 30, 2011, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $184.1 million.
Cash Flows From Operating Activities
     Net cash inflows from operating activities during the six months ended June 30, 2011 were mainly attributable to a $8.3 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth. Net cash inflows from operating activities were also attributable to non-cash operating expenses, including $2.1 million for depreciation and amortization, $4.0 million for stock compensation and a $1.3 million provision from deferred income taxes, offset by non-cash benefits, including a $2.0 million income tax benefit from the exercise of stock options. The increase in net cash inflows from operating activities were also attributable to a $0.5 million decrease in prepaid expenses and other current assets offset by a $2.6 million increase in accounts receivable. We expect that our future cash flows from operating activities will be impacted by the legal costs associated with our defense against 01 Communique’s appeal of the summary judgement granted to us in May 2011.
     Net cash provided by operating activities for the six months ended June 30, 2010 was mainly attributable to an increase in net income of $7.2 million for the six months ended June 30, 2010 over the six months ended June 30, 2009. Included in the $7.2 million increase in net income was a $5.6 million benefit from income taxes resulting from the reversal of the valuation allowance against our U.S. deferred tax assets.
Cash Flows From Investing Activities
     Net cash used in investing for the six months ended June 30, 2011 was primarily related to the addition of $2.1 million in property and equipment mainly related to the expansion and upgrade of our data center capacity and also related to the expansion and upgrade of our internal IT infrastructure.
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
Cash Flows From Financing Activities
     Net cash provided by financing activities for the six months ended June 30, 2011 was primarily related to $2.4 million in proceeds received from the issuance of common stock upon exercise of stock options as well as a $2.0 million income tax benefit from the exercise of stock options

     Net cash provided by financing activities for the six months ended June 30, 2010 was due to $2.4 million in proceeds received from the issuance of common stock upon exercise of stock options as well as a $1.2 million income tax benefit from the exercise of stock options offset by $0.2 million in payments made in connection with our secondary public offering. While we believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, we may elect to raise additional capital through the sale of additional equity or debt securities or obtain a credit facility to develop or enhance our services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If we elect, additional financing may not be available in amounts or on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.
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
Contractual Obligations
     The following table summarizes our contractual obligations at June 30, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
					More
		Less Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$6,507,000	$2,916,000	$3,183,000	$408,000	$—
Hosting service agreements	1,867,000	1,720,000	147,000	—	—

Total	$8,374,000	$4,636,000	$3,330,000	$408,000	$—

     The commitments under our operating leases shown above consist primarily of lease payments for our Woburn, Massachusetts corporate headquarters, our international sales and marketing offices located in The Netherlands, Australia, England and Japan and our research and development offices in Hungary and contractual obligations related to our data centers.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a result of the majority of our research and development expenditures being made from our Hungarian research and development facilities, and in our international sales and marketing offices in The Netherlands, England, Australia and Brazil. In the six months ended June 30, 2011, approximately 14%, 5%, 4%, 2% and less than 1% of our operating expenses occurred in our operations in Hungary, The Netherlands, England, Australia and Brazil, respectively. In the six months ended June 30, 2010, approximately 14%, 11%, 1%, 3% and less than 1% of our operating expenses occurred in our operations in Hungary, The Netherlands, England, Australia and Brazil, respectively.
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

ITEM 4. CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named us as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007). We received service of the complaint on September 10, 2010. The complaint alleged that we infringed U.S. Patent No. 6,928,479, which allegedly is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted our motion for summary judgment of non-infringement and the trial tentatively scheduled for the second quarter of 2011 was removed from the court’s calendar. The court issued a written order regarding this decision on May 4, 2011. On May 13, 2011, 01 filed a notice of appeal declaring its intention to appeal the court’s ruling granting summary judgment.
     On November 3, 2010, Gemini IP LLC, or Gemini, filed a complaint that named us as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Texas (Civil Action No. 4:07-cv-521). We received service of the complaint on November 10, 2010. The complaint alleged that we infringed U.S. Patent No. 6,117,932, which allegedly is owned by Gemini and has claims related to a system for operating an IT helpdesk. The complaint sought damages in an unspecified amount and injunctive relief. On April 25, 2011, we entered into a License Agreement with Gemini which granted us a fully-paid license that covers the patent at issue in the action and mutually released each party from all claims. We paid Gemini a one-time licensing fee of $1,250,000 in connection with the License Agreement. As a result, the action was dismissed by the court on May 23, 2011.
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
     We experienced net losses of $9.1 million for 2007, and $5.4 million for 2008. In the quarter ended September 30, 2008, we achieved profitability and reported net income for the first time. We reported net income of $8.8 million for 2009 and $21.1 million for 2010. We experienced a net loss of $0.1 million for the three months ended March 31, 2011, primarily due to patent litigation defense costs and a legal settlement, and reported net income of $2.6 million for the six months ended June 30, 2011. We cannot predict if we will sustain this profitability or, if we fail to sustain this profitability, again attain profitability in the near future or at all. We expect to continue making significant future expenditures to develop and expand our business. In addition, as a public company, we incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures make it harder for us to maintain future profitability. Our recent growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this report and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to maintain profitability, and we may incur significant losses for the foreseeable future.

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
     There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. We have been, and may in the future be, subject to third party patent infringement lawsuits as we face increasing competition and become increasingly visible. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop a non-infringing technology or enter into license agreements. There can be no assurance that such licenses will be available on acceptable terms and conditions, if at all, and although we have previously licensed proprietary technology, we cannot be certain that the owners’ rights in such technology will not be challenged, invalidated or circumvented. For these reasons and because of the potential for high court awards that are difficult predict, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. In addition, many of our service agreements require us to indemnify our customers from certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. These types of claims could harm our relationships with our customers, deter future customers from subscribing to our services or expose us to further litigation. Any adverse determination related to intellectual property claims or litigation could prevent us from offering all or a portion of our services to customers due to an injunction or require us to pay damages or license fees, which could adversely affect our business, financial condition and operating results.
     For information concerning pending patent infringement cases, please refer to Part II, Item 1 entitled “Legal Proceedings” and Note 8 of the Notes to Condensed Consolidated Financial Statements.
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
     Our business strategy includes acquiring complementary services, technologies or businesses. For example, in July 2011 we acquired substantially all of the assets and liabilities of Connected Environments (BVI) Ltd and Connected Environments Ltd and their Pachube service. We also may enter into relationships with other businesses to expand our portfolio of services or our ability to provide our services in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.
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
We expect that integrating an acquired company’s operations may present challenges.
     The integration of any acquired company such as our recent acquisition of the assets and liabilities of Connected Environment (BVI) Ltd and Connected Environment Ltd and their Pachube service, will require, among other things, coordination of administrative, sales and marketing, accounting and finance functions and expansion of information and management systems. Integration may prove to be difficult initially due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and corporate cultures. We may not be able to retain key employees of an acquired company. Additionally, the process of integrating a new product or service may require a disproportionate amount of time and attention of our management and financial and other resources. Any difficulties or problems encountered in the integration of a new product or service could have a material adverse effect on our business.
     The integration of an acquired company may cost more than we anticipate, and it is possible that we will incur significant additional unforeseen costs in connection with the integration that may negatively impact our earnings.
     In addition, we may only be able to conduct limited due diligence on an acquired company’s operations. Following an acquisition, we may be subject to unforeseen liabilities arising from an acquired company’s past or present operations. These liabilities may be greater than the warranty and indemnity limitations we negotiate. Any unforeseen liability that is greater than these warranty and indemnity limitations could have a negative impact on our financial condition.
     Even if successfully integrated, there can be no assurance that our operating performance after an acquisition will be successful or will fulfill management’s objectives.
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
     We increased our revenue from $51.7 million in 2008 to $74.4 million in 2009 to $101.1 million in 2010 and to $56.1 million in the six months ended June 30, 2011. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.
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
     Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until July 20, 2011, our common stock has traded as high as $49.50 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:
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

A significant portion of our total outstanding shares may be sold into the public market at any time, which could cause the market price of our common stock to drop significantly, even if our business is doing well.
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
     We did not sell any unregistered securities in the six months ended June 30, 2011.
(b) Use of Proceeds from Public Offerings of Common Stock
     On July 7, 2009, we closed our IPO, in which 7,666,667 shares of common stock were sold at a price to the public of $16.00 per share. We sold 5,750,000 shares of our common stock in the offering and selling stockholders sold 1,916,667 of the shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $122.7 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-148620), which was declared effective by the SEC on June 30, 2009. We raised approximately $83.0 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other estimated offering costs of $2.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. From the effective date of the registration statement through June 30, 2011, we have not used any of the net proceeds of the IPO. We intend to use the net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. Pending these uses, we have invested the funds in a registered money market. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
     On November 19, 2009, we closed a secondary public offering of our common stock. On December 16, 2009, we closed the sale of additional shares of common stock issued in the offering upon the exercise of the underwriters’ over-allotment option. In aggregate, a total of 3,326,609 shares of common stock were sold at a price to the public of $18.50 per share. We sold 99,778 shares of our common stock in the offering and selling stockholders sold an additional 3,226,831 shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $61.5 million. The offer and sale of all of the shares in the secondary offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-162936), which was declared effective by the SEC on November 19, 2009. We raised approximately $1.2 million in net proceeds after deducting underwriting discounts and commissions of $0.1 million and other estimated offering costs of $0.5 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. From the effective date of the registration statement through June 30, 2011, we have not used any of the net proceeds received from our secondary public offering. We intend to use the net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. There has been no material change in the planned use of proceeds from our secondary public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
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

LOGMEIN, INC.
Date: July 28, 2011	By:	/s/ Michael K. Simon
Michael K Simon
President and Chief Executive Officer (Principal Executive Officer)

Date: July 28, 2011	By:	/s/ James F. Kelliher
James F. Kelliher
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.