Form 10-Q
period 2011-09-30
LogMeIn, Inc.
filed 2011-10-27
CIK 1420302

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 20, 2011, there were 24,310,895 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.
INDEX

PAGE
NUMBER
PART I. FINANCIAL INFORMATION

ITEM 1: Financial Statements (unaudited)	2
Condensed Consolidated Balance Sheets	2
Condensed Consolidated Statements of Income	3
Condensed Consolidated Statements of Cash Flows	4
Notes to Condensed Consolidated Financial Statements	5

ITEM 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
ITEM 3: Quantitative and Qualitative Disclosures about Market Risk	20
ITEM 4: Controls and Procedures	21

PART II. OTHER INFORMATION

ITEM 1: Legal Proceedings	21
ITEM 1A: Risk Factors	21
ITEM 2: Unregistered Sales of Equity Securities and Use of Proceeds	33
Signatures	34
ITEM 6: Exhibits	35
EX-10.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

Part I. Financial Information

Item 1.	Financial Statements
LogMeIn, Inc.
Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2010	2011
ASSETS
Current assets:
Cash and cash equivalents	$77,279,987	$95,394,977
Marketable securities	90,144,484	90,113,600
Accounts receivable (net of allowance for doubtful accounts of $111,000 and $102,000 as of December 31, 2010 and September 30, 2011, respectively)	4,744,392	6,338,855
Prepaid expenses and other current assets (including $9,000 and $0 of non-trade receivable due from related party at December 31, 2010 and September 30, 2011, respectively)	2,905,618	2,613,382
Deferred income tax assets	1,315,529	1,315,200

Total current assets	176,390,010	195,776,014
Property and equipment, net	6,198,487	5,448,779
Restricted cash	350,481	380,689
Intangibles, net	577,815	3,465,906
Goodwill	615,299	7,332,674
Other assets	27,019	255,271
Deferred income tax assets	2,518,158	4,105,592

Total assets	$186,677,269	$216,764,925

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,176,390	$3,467,337
Accrued liabilities	10,829,310	11,516,831
Deferred revenue, current portion	41,763,138	51,743,961

Total current liabilities	54,768,838	66,728,129
Deferred revenue, net of current portion	1,030,017	2,251,500
Other long-term liabilities	500,156	753,673

Total liabilities	56,299,011	69,733,302

Commitments and contingencies (Note 9)

Stockholders’ equity:
Preferred stock, $0.01 par value — 5,000,000 shares authorized, 0 shares outstanding as of December 31, 2010 and September 30, 2011	—	—
Common stock, $0.01 par value - 75,000,000 shares authorized as of December 31, 2010 and September 30, 2011; 23,858,514 and 24,285,395 shares outstanding as of December 31, 2010 and September 30, 2011, respectively	238,585	242,854
Additional paid-in capital	133,425,098	146,857,936
(Accumulated deficit) retained earnings	(3,084,316)	660,458
Accumulated other comprehensive loss	(201,109)	(729,625)

Total stockholders’ equity	130,378,258	147,031,623

Total liabilities and stockholders’ equity	$186,677,269	$216,764,925

See notes to condensed consolidated financial statements.

LogMeIn, Inc.
Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenue (including $1,738,000, $4,711,000, $0 and $0 from a related party during the three and nine months ended September 30, 2010 and 2011, respectively)	$25,349,529	$31,001,833	$70,166,783	$87,138,568
Cost of revenue	2,243,288	2,597,780	6,728,223	7,579,681

Gross profit	23,106,241	28,404,053	63,438,560	79,558,887

Operating expenses
Research and development	3,560,484	6,105,253	10,874,451	15,085,011
Sales and marketing	11,506,645	14,612,072	32,153,542	41,654,309
General and administrative	2,909,644	5,681,539	8,390,143	15,577,184
Legal settlements	—	—	—	1,250,000
Amortization of acquired intangibles	81,929	32,912	245,787	216,994

Total operating expenses	18,058,702	26,431,776	51,663,923	73,783,498

Income from operations	5,047,539	1,972,277	11,774,637	5,775,389
Interest income, net	202,369	210,209	456,319	660,879
Other expense	(66,902)	(146,039)	(102,337)	(406,722)

Income before income taxes	5,183,006	2,036,447	12,128,619	6,029,546
Benefit (provision) for income taxes	(1,188,475)	(908,750)	3,583,137	(2,284,772)

Net income	$3,994,531	$1,127,697	$15,711,756	$3,744,774

Net income per share:
Basic	$0.17	$0.05	$0.68	$0.16
Diluted	$0.16	$0.04	$0.64	$0.15
Weighted average shares outstanding:
Basic	23,435,172	24,233,996	23,072,983	24,094,117
Diluted	24,882,767	25,108,470	24,734,943	25,108,398
See notes to condensed consolidated financial statements.

LogMeIn, Inc.
Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2010	2011
Cash flows from operating activities
Net income	$15,711,756	$3,744,774
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,737,594	3,276,737
Amortization of premium on investments	159,756	119,014
Provision for bad debts	65,000	45,000
(Benefit from) provision for deferred income taxes	(3,755,556)	2,087,268
Income tax benefit from the exercise of stock options	(2,898,577)	(3,666,000)
Stock-based compensation	3,536,185	6,535,693
Gain on disposal of equipment	(1,882)	(396)
Changes in assets and liabilities:
Accounts receivable	(1,741,950)	(1,639,463)
Prepaid expenses and other current assets	(325,505)	292,236
Other assets	5,641	(228,252)
Accounts payable	849,586	1,556,042
Accrued liabilities	1,613,851	463,111
Deferred revenue	6,358,711	11,202,306
Other long-term liabilities	(124,248)	253,517

Net cash provided by operating activities	22,190,362	24,041,587

Cash flows from investing activities
Purchases of marketable securities	(155,388,550)	(135,066,500)
Proceeds from sale or disposal of marketable securities	105,000,000	135,000,000
Purchases of property and equipment	(2,434,040)	(2,252,724)
Intangible asset additions	(376,638)	(245,399)
Cash paid for acquisition	—	(10,000,000)
(Increase) decrease in restricted cash and deposits	5,118	(25,569)

Net cash used in investing activities	(53,194,110)	(12,590,192)

Cash flows from financing activities
Payments of issuance costs related to secondary offering of common stock	(195,840)	—
Proceeds from issuance of common stock upon option exercises	3,776,705	3,231,933
Income tax benefit from the exercise of stock options	2,898,577	3,666,000

Net cash provided by financing activities	6,479,442	6,897,933

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(125,314)	(234,338)

Net increase (decrease) in cash and cash equivalents	(24,649,620)	18,114,990
Cash and cash equivalents, beginning of period	100,290,001	77,279,987

Cash and cash equivalents, end of period	$75,640,381	$95,394,977

Supplemental disclosure of cash flow information
Cash paid for interest	$860	$1,090
Cash paid for income taxes	$110,478	$312,929
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$677,646	$140,330
Fair value of contingent consideration in connection with acquisition included in accrued expenses and other long term liabilities	$—	$201,398
See notes to condensed consolidated financial statements.

LogMeIn, Inc.
Notes to Condensed Consolidated Financial Statements
1. Nature of the Business
     LogMeIn, Inc. (the “Company”) develops and markets a suite of remote access, remote support, and collaboration solutions that provide instant, secure connections between Internet enabled devices. The Company’s product line includes GravityTM, LogMeIn Free®, LogMeIn Pro®, LogMeIn® CentralTM, LogMeIn Rescue®, LogMeIn® Rescue+MobileTM, LogMeIn Backup®, LogMeIn® IgnitionTM, LogMeIn Hamachi®, join.me®, PachubeTM and RemotelyAnywhere®. The Company is based in Woburn, Massachusetts with wholly-owned subsidiaries in Hungary, The Netherlands, Australia, England, Brazil and Japan.
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
     Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2010 and September 30, 2011, marketable securities consisted of U.S. government agency securities that have remaining maturities within two years and have an aggregate amortized cost of $90,119,605 and $90,067,091 and an aggregate fair value of $90,144,484 and $90,113,600, including $65,136 and $92,138 of unrealized gains and $40,257 and $45,629 of unrealized losses, respectively.
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
     As of December 31, 2010, one customer accounted for 14% of accounts receivable. As of September 30, 2011 there were no customers that accounted for 10% of accounts receivable. No customers accounted for more than 10% of revenue for the three and nine months ended September 30, 2010 or 2011.
     Goodwill - Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired related to the Pachube acquisition in July 2011 (see note 4) and the Applied Networking acquisition in July 2006. The Company does not amortize goodwill, but performs an annual impairment test of goodwill on the last day of its fiscal year and whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. Through September 30, 2011, no impairments have occurred.
     Long-Lived Assets and Intangible Assets - The Company records intangible assets at their respective estimated fair values at the date of acquisition. Intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from three to five years.
     Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency losses of approximately $67,000 and $146,000 for the three months ended September 30, 2010 and 2011, respectively and approximately $102,000 and $407,000 for the nine months ended September 30, 2010 and 2011, respectively.
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
     The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through September 30, 2011, the Company has not identified any material uncertain tax positions for which liabilities would be required.
     Comprehensive Income — Comprehensive income is the change in stockholders’ equity during a period relating to transactions and other events and circumstances from non-owner sources and currently consists of net income, foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities.
Comprehensive income was calculated as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Net income	$3,994,531	$1,127,697	$15,711,756	$3,744,774
Cumulative translation adjustments	611,064	(1,332,067)	(136,019)	(541,570)
Unrealized gain on available-for-sale securities	46,894	16,477	189,946	13,054

Comprehensive income	$4,652,489	$(187,893)	$15,765,683	$3,216,258

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
     The Company excluded 324,150 and 1,012,875 of options to purchase common shares from the computation of diluted net income per share for the three months ended September 30, 2010 and 2011, respectively, and 1,029,350 and 935,225 for the nine months ended September 30, 2010 and 2011, respectively, because they had an anti-dilutive impact.

Basic and diluted net income per share was calculated as follows:

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Basic:
Net income	$3,994,531	$15,711,756

Weighted average common shares outstanding, basic	23,435,172	23,072,983

Net income, basic	$0.17	$0.68

Diluted:
Net income	$3,994,531	$15,711,756

Weighted average common shares outstanding	23,435,172	23,072,983
Add: Options to purchase common shares	1,447,595	1,661,960

Weighted average common shares outstanding, diluted	24,882,767	24,734,943

Net income, diluted	$0.16	$0.64

	Three Months Ended	Nine Months Ended
	September 30, 2011	September 30, 2011
Basic:
Net income	$1,127,697	$3,744,774

Weighted average common shares outstanding, basic	24,233,996	24,094,117

Net income, basic	$0.05	$0.16

Diluted:
Net income	$1,127,697	$3,744,774

Weighted average common shares outstanding	24,233,996	24,094,117
Add: Options to purchase common shares	874,474	1,014,281

Weighted average common shares outstanding, diluted	25,108,470	25,108,398

Net income, diluted	$0.04	$0.15

     Recently Issued Accounting Pronouncements — In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which simplifies how companies test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in goodwill accounting standard. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company does not expect the new ASU to have a material effect on its financial position, results of operations or cash flows.
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

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value:

	Basis of Fair Value Measurements
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Items	Inputs	Inputs
	Balance	(Level 1)	(Level 2)	(Level 3)
Balance at December 31, 2010
Cash equivalents — money market funds	$48,074,441	$48,074,441	$—	$—
Cash equivalents — bank deposits	5,022,089	—	5,022,089	—
Short-term marketable securities — U.S. government agency securities	90,144,484	90,144,484	—	—
Balance at September 30, 2011
Cash equivalents — money market funds	$48,769,543	$48,469,543	$—	$—
Cash equivalents — bank deposits	5,030,309	—	5,030,309	—
Short-term marketable securities — U.S. government agency securities	90,113,600	90,113,600	—	—
Contingent consideration liability	—	—	—	201,398
     Bank deposits are classified within the second level of the fair value hierarchy and the fair value of those assets are determined based upon quoted prices for similar assets in active markets.
     The Level 3 liability consists of contingent consideration related to the July 19, 2011 acquisition of Pachube. The fair value of the contingent consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 13% discount rate and a 76% weighted-probability of earn-out. A reconciliation of the beginning and ending Level 3 liability is as follows:

Three and
Nine
Months
Ended
September
30, 2011
Balance beginning of period	$—
Transfers into Level 3	192,561
Payments	—
Change in fair value (included within research and development expense)	8,837

Balance end of period	$201,398

4. Acquisition
     On July 19, 2011, the Company acquired substantially all of the assets of Connected Environments (BVI) Limited, a British Virgin Island limited company and Connected Environments, Limited, a U.K. limited company (collectively “Connected Environments”), primarily including their Pachube service, for an initial cash payment of $10 million plus contingent payments totaling up to $5.2 million. The Pachube service is a cloud-based connectivity and data management platform for the Internet of Things. The Company acquired Pachube to expand its capabilities with embedded devices and reach into the Internet of Things. The operating results of the acquired Pachube service, of which there was no revenue and $1.1 million of expenses during the three and nine month periods ended September 30, 2011, are included in the consolidated financial statements beginning on the acquisition date.
     The Pachube acquisition has been accounted for as a business combination. The assets acquired and the liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company retained an independent third party valuation firm to calculate the fair value of the intangible assets using the cost method with estimates and assumptions provided by Company management. The excess of the purchase price over the tangible net assets and identifiable intangible assets was recorded as goodwill.
     The purchase price was allocated as follows:

Amount
Tangible assets	$7,595
Technology and know-how	3,250,000
Goodwill	6,934,966

Total purchase price	10,192,561
Liability for contingent consideration	(192,561)

Cash paid	$10,000,000

     The asset purchase agreement included a contingent payment provision requiring the Company to make additional payments to the shareholders of Connected Environments, as well as certain employees, on the first and second anniversaries of the acquisition, contingent upon the continued employment of certain employees and the achievement of certain product performance metrics. The range of the contingent payments that the Company could pay is between $0 to $4,898,000. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met.
     The asset purchase agreement also includes a contingent payment provision to a non-employee shareholder for an amount between $0 and $267,000, which the Company has concluded is part of the purchase price. This contingent liability was recorded at its fair of $192,561 at the acquisition date. The Company will re-measure the fair value of the consideration at each subsequent reporting period and recognize any adjustment to fair value as part of earnings in the related period.
     The goodwill recorded in connection with this transaction is primarily related to the expected synergies to be achieved related to Gravity, our service delivery platform, and the ability to leverage existing sales and marketing capacity and customer base with respect to the acquired Pachube service. All goodwill acquired is expected to be deductible for income tax purposes.
     The Company incurred approximately $269,000 and $324,000 of acquisition-related costs which are included in general and administrative expense in the three and nine month periods ended September 30, 2011, respectively.

5. Goodwill and Intangible Assets
     The changes in the carry amounts of goodwill for the nine months ended September 30, 2011 are due to the impact of foreign currency translation adjustments related to asset balances that are recorded in non-U.S. currencies.
     Changes in goodwill for the nine months ended September 30, 2011, are as follows:

Balance, December 31, 2010	$615,299
Goodwill related to the acquisition of Pachube	6,934,966
Foreign currency translation adjustments	(217,591)

Balance, September 30, 2011	$7,332,674

Intangible assets consist of the following:

		December 31, 2010			September 30, 2011
	Estimated	Gross		Net	Gross		Net
	Useful	Carrying	Accumulated	Carrying	Carrying	Accumulated	Carrying
	Life	Amount	Amortization	Amount	Amount	Amortization	Amount
Identifiable intangible assets:
Trademark	5 years	$635,506	$563,105	$72,401	$635,506	$635,506	$—
Customer base	5 years	1,003,068	888,791	114,277	1,003,068	1,003,068	—
Domain names	5 years	202,120	10,038	192,082	202,055	40,355	161,700
Software	4 years	298,977	298,977	—	298,977	298,977	—
Technology	4 years	1,361,900	1,361,900	—	1,361,900	1,361,900	—
Technology and know-how	3 years	—	—	—	3,148,028	228,432	2,919,596
Internally developed software	3 years	213,942	14,887	199,055	459,406	74,796	384,610

		$3,715,513	$3,137,698	$577,815	$7,108,940	$3,643,034	$3,465,906

     As a result of the Pachube acquisition, the Company capitalized $3,250,000 of technology and know-how as an intangible asset. Changes in the gross carrying amount of technology and know-how are due to foreign currency translation adjustments. The Company is amortizing this intangible asset on a straight line basis to cost of revenue over an estimated useful life of three years.
     The Company capitalized $142,432 and $108,138 during the three months ended September 30, 2010 and 2011, respectively and $142,432 and $245,464 during the nine months ended September 30, 2010 and 2011, respectively, of costs related to internally developed computer software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services.
     The Company is amortizing its intangible assets on a straight-line basis over the estimated useful lives noted above. Amortization expense for intangible assets was $110,842 and $294,462 for the three months ended September 30, 2010 and 2011, respectively, and $557,201 and $514,486 for the nine months ended September 30, 2010 and 2011, respectively. Amortization relating to software, technology and know-how and internally developed software is recorded within cost of revenues and the amortization of trademark, customer base, and domain names is recorded within operating expenses. Future estimated amortization expense for intangible assets is as follows at September 30, 2011:
Amortization Expense (Years Ending December 31)

Amount
2011 (three months ending December 31)	$300,897
2012	1,233,812
2013	1,221,527
2014	676,750
2015	32,920

Total	$3,465,906

6. Accrued Expenses
Accrued expenses consisted of the following:

	December 31,	September 30,
	2010	2011
Marketing programs	$3,265,692	$3,052,594
Payroll and payroll related	4,535,322	3,998,897
Professional fees	745,834	658,258
State sales tax accrual (See note 9)	—	1,300,000
Other accrued liabilities	2,282,462	2,507,082

Total accrued expenses	$10,829,310	$11,516,831

7. Income Taxes
     The Company recorded a provision for federal, state and foreign income taxes of approximately $0.9 million and $2.3 million for the three and nine months ended September 30, 2011, respectively. The Company’s tax provision for the nine months ended September 30, 2010 includes a tax benefit of approximately $5.6 million related to the reversal of its valuation allowance against U.S. and certain foreign deferred tax assets, which was recorded in the second quarter of 2010. The tax benefit for the nine months ended September 30, 2010 was offset by a provision for federal, state and foreign income taxes of approximately $2.0 million. The Company’s effective tax rate has increased for the three and nine months ending September 30, 2011 compared to the three and nine months ending September 30, 2010 as a result of reversing the valuation allowance against primarily all of its net deferred tax assets at June 30, 2010.
     Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carry-forwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. At each balance sheet date, the Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2010 and September 30, 2011, the Company maintained a full valuation allowance related to the deferred tax assets of its Hungarian subsidiary.
     The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. The Company has no amount recorded for any unrecognized tax benefits as of December 31, 2010 or September 30, 2011. The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the three and nine months ended September 30, 2010 and 2011, the Company did not recognize any interest or penalties in its statements of operations, and there are no accruals for interest or penalties at December 31, 2010 or September 30, 2011.
     The Company has performed an analysis of its ownership changes as defined by Section 382 of the Internal Revenue Code and has determined that an ownership change as defined by Section 382 occurred in October 2004 and March 2010 resulting in approximately $219,000 and $12,800,000, respectively, of net operating losses (“NOLs”) being subject to limitation. As of December 31, 2010 and September 30, 2011, the Company believes all NOLs generated by the Company, including those subject to limitation, are available for utilization given the Company’s large annual limitation amount. Subsequent ownership changes as defined by Section 382 could potentially limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income.

8. Stock Option Plans
     The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control. There were 1,585,718 shares available for grant under the 2009 Plan as of September 30, 2011.
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
The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	1.43%	1.13%	1.43% - 2.46%	1.13% - 2.28%
Expected term (in years)	5.56 - 6.25	6.25	5.56 - 6.25	5.56 - 6.25
Volatility	65%	60%	65% - 75%	60%
The following table summarizes stock option activity, including performance-based options:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(Years)	Value
Outstanding, January 1, 2011	2,564,315	$12.76	7.3	$80,983,495

Granted	920,145	39.20
Exercised	(426,881)	7.69		$13,095,828

Forfeited	(207,185)	27.66

Outstanding, September 30, 2011	2,850,394	$20.97	7.5	$40,467,417

Exercisable at December 31, 2010	1,246,838	$5.36	5.7	$48,600,697

Exercisable at September 30, 2011	1,208,136	$8.83	5.7	$29,622,367

     The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2010, of $44.34 and $33.21 per share on September 30, 2011, or at time of exercise, and the exercise price of the options.
     The weighted average grant date fair value of stock options issued or modified was $14.63 per share for the year ended December 31, 2010, and $22.40 for the nine months ended September 30, 2011.

     The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table:

	Three Months Ended,		Nine Months Ended,
	September 30,		September 30,
	2010	2011	2010	2011
Cost of revenue	$58,889	$65,167	$196,323	$236,742
Research and development	173,722	421,482	446,840	1,095,110
Selling and marketing	431,177	801,678	1,043,246	1,983,721
General and administrative	632,541	1,250,749	1,849,776	3,220,120

	$1,296,329	$2,539,076	$3,536,185	$6,535,693

     As of September 30, 2011, there was approximately $22,925,000 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock option grants which are expected to be recognized over a weighted average period of 2.9 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.
     Of the total stock options issued subject to the plans, certain stock options have performance-based vesting. These performance-based options granted during 2004 and 2007 were granted at-the-money, contingently vest over a period of two to four years depending upon the nature of the performance goal, and have a contractual life of ten years.
The performance-based stock option activity is summarized below:

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(Years)	Value
Outstanding, January 1, 2011	532,932	$1.25	4.6	$22,964,040

Granted	—
Exercised	(63,800)	1.25		2,338,404

Forfeited	—

Outstanding, September 30, 2011	469,132	$1.25	3.9	$14,993,459

Exercisable at December 31, 2010	532,932	$1.25	4.6	$22,964,040

Exercisable at September 30, 2011	469,132	$1.25	3.9	$14,993,459

     The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2010, of $44.34 per share, and $33.21 per share on September 30, 2011, or at the time of exercise, and the exercise price of the options.
9. Commitments and Contingencies
     Operating Leases — The Company has operating lease agreements for offices in Massachusetts, Hungary, The Netherlands, Australia, England, and Japan that expire in 2012 through 2017. The lease agreement for the Massachusetts office required a security deposit of $125,000 in the form of a letter of credit which is collateralized by a certificate of deposit in the same amount. The lease agreement for one of the Company’s Hungarian offices required a security deposit, which totaled approximately $232,000 (170,295 Euro) at September 30, 2011. The lease for the Company’s Australian office required a bank guarantee which totaled $24,000 (24,375 AUD) at September 30, 2011, whereby the bank agrees to pay the lesser this amount should the Company default under the terms of the lease. The certificate of deposit, the security deposit and bank guarantee are classified as restricted cash. The Netherlands, England and Budapest, Hungary leases contain termination options which allow the Company to terminate the leases pursuant to certain lease provisions.

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
     In September 2011, the Company extended its lease for existing office space for its Budapest office. The term of the new lease begins in April 2012 and extends through March 2017. The approximate annual lease payments for the new office space are $803,000. The lease contains a termination option which allows the Company to terminate the lease pursuant to certain lease provisions.
     Rent expense under all leases was approximately $520,000 and $725,000 for the three months ended September 30, 2010 and 2011, respectively, and $1,038,000 and $2,185,000 for the nine months ended September 30, 2010 and 2011, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.
     The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $398,000 and $457,000 for the three months ended September 30, 2010 and 2011, respectively, and $757,000 and $1,381,000 for the nine months ended September 30, 2010 and 2011, respectively.
     Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows at September 30, 2011:

Years Ending December 31
2011 (three months ending December 31)	$1,227,000
2012	3,912,000
2013	1,410,000
2014	1,039,000
2015	1,031,000
Thereafter	1,061,000

Total minimum lease payments	$9,680,000

     Litigation — On September 8, 2010, 01 Communiqué Laboratory, Inc., or 01, filed a complaint that named the Company as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007). The Company received service of the complaint on September 10, 2010. The complaint alleged that the Company infringed U.S. Patent No. 6,928,479, which allegedly is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted the Company’s motion for summary judgment of non-infringement and issued a written order regarding this decision on May 4, 2011. On May 13, 2011, 01 filed a notice of appeal appealing the court’s ruling granting summary judgment. At this time the Company does not believe that a loss is probable and remains unable to reasonably estimate a possible loss or range of loss associated with this litigation.
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
     Other Contingencies — The Company was contacted by a representative from a state tax assessor’s office requesting remittance of uncollected sales taxes due for the period from 2005 to the present. The Company does not believe it was responsible for collecting sales taxes in this state but, after vigorously defending its position and exhausting its defenses against this claim, in September 2011 the Company agreed to make a payment in the amount of $1.3 million to resolve uncollected sales tax claims with the tax assessor’s office. The Company accrued for this liability at September 30, 2011 and recorded the amount in general and administrative expense for the three and nine months ended September 30, 2011.
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
     At December 31, 2010 and September 30, 2011, Intel owed the Company approximately $9,000 and $0, respectively, recorded as a non-trade receivable relating to this agreement. The Company recognized approximately $1,738,000 and $0 of net revenue relating to these agreements for the three months ended September 30, 2010 and 2011, respectively, and approximately $4,711,000 and $0 for the nine months ended September 30, 2010 and 2011, respectively. As of December 31, 2010 and September 30, 2011, the Company had recorded $0 related to this agreement as deferred revenue.
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
     We offer four free services and ten premium services. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, expiring free trials that we convert to paid subscriptions and direct marketing to new and existing customers.
     We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers and consumers. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the nine months ended September 30, 2011, we generated revenues of $87.1 million, compared to $70.2 million for the nine months ended September 30, 2010, an increase of approximately 24%. In fiscal 2010, we generated revenues of $101.1 million.
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
     In addition to our subscription fees, to a lesser extent, we also generate revenue from license and annual maintenance fees from the licensing of our RemotelyAnywhere product. We license RemotelyAnywhere to our customers on a perpetual basis. Because we do not have vendor specific objective evidence of fair value, or VSOE, for our maintenance arrangements, we record the initial license and maintenance fee as deferred revenue and recognize the fees as revenue ratably, on a daily basis, over the initial maintenance period. We also initially record maintenance fees for subsequent maintenance periods as deferred revenue and recognize revenue ratably, on a daily basis, over the maintenance period. We also generate revenue from the license of our Ignition for iPhone, iPad and Android product which is sold as a perpetual license and is recognized as delivered. Revenue from RemotelyAnywhere, Ignition for iPhone, iPad and Android represented approximately 7% and 8% of our revenue for the three and nine months ended September 30, 2011, respectively. During the fourth quarter of 2011, we plan to migrate Ignition for iPhone, iPad and Android from a perpetually based licensing model to a subscription based business model, which could impact the business performance of, and will impact the revenue recognition from, our Ignition product.
Employees
     We have increased our number of full-time employees to 448 at September 30, 2011 as compared to 415 at December 31, 2010 and 387 at September 30, 2010.
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
     Cost of Revenue. Cost of revenue consists primarily of costs associated with our data center operations and customer support centers, including wages and benefits for personnel, telecommunication and hosting fees for our services, equipment maintenance, maintenance and license fees for software licenses and depreciation. Additionally, amortization expense associated with the acquired software and technology as well as internally developed software is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers is related to the number of customers who subscribe to our services and the complexity and redundancy of our services and hosting infrastructure. We expect these expenses to increase in absolute dollars due to amortization of technology and know-how related to the acquisition of Pachube in July 2011 and as we continue to increase our number of customers over time but, in total, to remain relatively constant as a percentage of revenue.
     Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, professional fees associated with outsourced development projects and depreciation associated with assets used in development. We have focused our research and development efforts on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Europe. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized approximately $0.1 million for both the three months ended September 30, 2011 and 2010 and $0.2 million and $0.1 million for the nine months ended September 30, 2011 and 2010, respectively, of costs related to internally developed computer software to be sold as a service, which was incurred during the application development stage. As a result, the majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in absolute dollars primarily as a result of contingent payment costs associated with the acquisition of Pachube and as we continue to enhance and expand our services but remain relatively constant as a percentage of revenue.
     Sales and Marketing. Sales and marketing expenses consist primarily of online search and advertising costs, wages, commissions and benefits for sales and marketing personnel, offline marketing costs such as media advertising and trade shows, professional fees and credit card processing fees. Online search and advertising costs consist primarily of pay-per-click payments to search engines and other online advertising media such as banner ads. Offline marketing costs include radio and print advertisements as well as the costs to create and produce these advertisements, and tradeshows, including the costs of space at tradeshows and costs to design and construct tradeshow booths. Advertising costs are expensed as incurred. In order to continue to grow our business and awareness of our services, we expect that we will continue to commit resources to our sales and marketing efforts. We expect that sales and marketing expenses will increase in absolute dollars but remain constant as a percentage of revenue.
     General and Administrative. General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, finance and accounting personnel, professional fees, insurance and other corporate expenses. Current quarter increases in general and administrative expenses in both absolute dollars and as a percentage of revenue were due primarily to the $1.3 million state sales tax contingency recognized. When compared to current quarter expenses, we expect general and administrative expenses to increase as we continue to add personnel, enhance our internal information systems, incur additional expenses related to audit, accounting and insurance costs, and as we incur additional legal costs associated with our defense against 01 Communique’s appeal of our summary judgment. However, due to the state sales tax contingency recognized in the current quarter, expenses in total, will decrease in absolute dollars and return to historical levels as a percentage of revenue.

Critical Accounting Policies
     Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:
•	Revenue recognition;

•	Income taxes;

•	Goodwill and acquired intangible assets;

•	Stock-based compensation; and

•	Loss contingencies.
Goodwill and acquired intangible assets
     We record goodwill as the excess of the acquisition price over the fair value of the net tangible and identifiable intangible assets acquired. We do not amortize goodwill, but perform an annual impairment test of goodwill on the last day of our fiscal year and whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. We operate as a single operating segment with one reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole.
     We record intangible assets at their respective estimated fair values at the date of acquisition. Intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from three to five years.
     During the three and nine months ended September 30, 2011, there were no significant changes in our critical accounting policies or estimates other than inclusion of the goodwill and acquired intangible assets policy. See Notes 2, 4, 7, 8 and 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q and included in our Annual Report on Form 10-K for the year ended December 31, 2010, as filed with the SEC on February 28, 2011, for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.

Results of Consolidated Operations
     The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Revenue	100%	100%	100%	100%
Cost of revenue	9	8	10	9

Gross profit	91	92	90	91

Operating expenses:
Research and development	14	20	15	17
Sales and marketing	45	47	46	48
General and administrative	12	18	12	18
Legal settlements	—	—	—	1
Amortization of acquired intangibles	—	—	—	—

Total operating expenses	71	85	73	85

Income from operations	20	7	17	7
Interest and other expense, net	1	—	—	—

Income before for income taxes	21	7	17	7
Benefit (provision) for income taxes	(5)	(3)	5	(3)

Net income	16%	4%	22%	4%

Three Months Ended September 30, 2011 and 2010
     Revenue. Revenue for the three months ended September 30, 2011 was $31.0 million, an increase of $5.7 million, or 22%, over revenue of $25.3 million for the three months ended September 30, 2010. Of the 22% increase in revenue, the majority of the increase was due to an increase in revenue from new customers, as our total number of premium accounts increased to approximately 915,000 at September 30, 2011 from approximately 490,000 premium accounts at September 30, 2010, and incremental add-on revenues from our existing customer base. Included in the revenue for the three months ended September 30, 2010 was $1.7 million related to the service and marketing agreement with Intel compared to $0 for the three months ended September 30, 2011.
     Cost of Revenue. Cost of revenue for the three months ended September 30, 2011 was $2.6 million, an increase of $0.4 million, or 16%, over cost of revenue of $2.2 million for the three months ended September 30, 2010. As a percentage of revenue, cost of revenue was 8% and 9% for the three months ended September 30, 2011 and 2010, respectively. The increase in absolute dollars resulted primarily from $0.2 million in amortization of intangible assets acquired in our July 2011 acquisition of Pachube. The increase was also related to an increase in both the number of customers using our premium services and the total number of devices that connect to our services, including devices owned by free users, resulting in a $0.2 million increase in costs associated with managing our data centers and customer support.
     Research and Development Expenses. Research and development expenses for the three months ended September 30, 2011 were $6.1 million, an increase of $2.5 million, or 71%, over research and development expenses of $3.6 million for the three months ended September 30, 2010. As a percentage of revenue, research and development expenses were 20% and 14% for the three months ended September 30, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to a $1.8 million increase in personnel-related costs as we hired additional employees to improve the ease of use and functionality of our existing services and develop new service offerings and retained employees through our July 2011 acquisition of Pachube, recognized $0.7 million of contingent payment costs associated with the Pachube acquisition (see note 4) and a $0.2 million increase in stock-based compensation. The increase was also due to a $0.3 million increase in travel-related expense, $0.1 million increase in maintenance-related expense, $0.1 million increase in professional fees and a $0.1 million increase in depreciation expense.
     Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2011 were $14.6 million, an increase of $3.1 million, or 27%, over sales and marketing expenses of $11.5 million for the three months ended September 30, 2010. As a percentage of revenue, sales and marketing expenses were 47% and 45% for the three months ended September 30, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to a $1.7 million increase in personnel-related costs, including $0.4 million in stock-based compensation, from additional employees hired to support our growth in sales and expand our marketing efforts. The increase was also due to a $0.7 million increase in marketing program costs, a $0.1 million increase in rent costs primarily related to office expansion, a $0.1 million increase in credit card processing fees, $0.1 million increase in professional fees, $0.1 million increase in maintenance-related expense and a $0.1 million increase in travel-related costs.
     General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2011 were $5.7 million, an increase of $2.8 million, or 95%, over general and administrative expenses of $2.9 million for the three months ended September 30, 2010. As a percentage of revenue, general and administrative expenses were 18% and 12% for the three months ended September 30, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to a $1.3 million state sales tax accrual for uncollected sales taxes. The increase was also due to an increase of $0.9 million in personnel-related costs, primarily consisting of $0.6 million in stock-based compensation, a $0.3 million increase in acquisition-related costs and a $0.1 million increase in accounting-related fees. The increase was also due to a $0.1 million increase in legal costs associated with our defense against the patent infringement claims made by 01 Communique, as discussed in Part II Item 1.
     Amortization of Intangibles. Amortization of intangibles for the three months ended September 30, 2011 and 2010 was $0 and $0.1 million and related primarily to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc., which is fully amortized as of September 30, 2011.
     Interest Income, Net. Interest income, net for the three months ended September 30, 2011 was approximately $0.2 million for both the three months ended September 30, 2011 and 2010.
     Other Income (Expense). Other income (expense) for both the three months ended September 30, 2011 and 2010 was expense of $0.1 million and related to foreign currency gains and foreign currency losses.

     Income Taxes. During the three months ended September 30, 2011 and 2010, we recorded a provision for federal, state and foreign income taxes of approximately $0.9 million and $1.2 million, respectively. Our effective tax rate increased year-over-year as we released our valuation allowance against primarily all of our net deferred tax assets at June 30, 2010, and also as a result of losses incurred in our UK subsidiaries attributable to our Pachube acquisition for which no corresponding benefit was recognized during the three months ended September 30, 2011. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2010 and September 30, 2011, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary due to its historical losses.
Nine Months Ended September 30, 2011 and 2010
     Revenue. Revenue for the nine months ended September 30, 2011 was $87.1 million, an increase of $17.0 million, or 24%, over revenue of $70.2 million for the nine months ended September 30, 2010. Of the 24% increase in revenue, the majority of the increase was due to an increase in revenue from new customers, as our total number of premium accounts increased to approximately 915,000 at September 30, 2011 from approximately 490,000 premium accounts at September 30, 2010, and incremental add-on revenues from our existing customer base. Included in the revenue for the nine months ended September 30, 2010 was $4.7 million related to the service and marketing agreement with Intel compared to $0 for the nine months ended September 30, 2011.
     Cost of Revenue. Cost of revenue for the nine months ended September 30, 2011 was $7.6 million, an increase of $0.9 million, or 13%, over cost of revenue of $6.7 million for the nine months ended September 30, 2010. As a percentage of revenue, cost of revenue was 9% and 10% for the nine months ended September 30, 2011 and 2010, respectively. The increase in absolute dollars resulted primarily from an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. The increase in cost of revenue was primarily due to a $0.5 million increase in data center costs associated with managing our data centers and the hosting of our services. The increase was also due to $0.2 million in amortization of intangible assets as a result of our Pachube acquisition in July 2011, a $0.1 million increase in personnel-related costs, including stock-based compensation, as we increased the number of customer support employees to support our overall growth, and a $0.1 million increase in depreciation expense.
     Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2011 were $15.1 million, an increase of $4.2 million, or 39%, over research and development expenses of $10.9 million for the nine months ended September 30, 2010. As a percentage of revenue, research and development expenses were 17% and 15% for the nine months ended September 30, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to a $3.1 million increase in personnel-related costs as we hired additional employees to improve the ease of use and functionality of our existing services and develop new service offerings and retained employees through our July 2011 acquisition of Pachube, recognized $0.7 million of contingent payment costs associated with the Pachube acquisition (see note 4) and a $0.6 million increase in stock-based compensation due to the decision to issue stock options to our Hungarian employees in 2011. The increase was also due to a $0.4 million increase in travel-related costs, a $0.3 million increase in professional fees and a $0.3 million increase in depreciation expense. This was offset by a $0.1 million increase in costs related to internally developed computer software to be sold as a service during the nine months ended September 30, 2011 and 2010, respectively, which was incurred during the application development stage and capitalized rather than expensed.
     Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2011 were $41.7 million, an increase of $9.5 million, or 30%, over sales and marketing expenses of $32.2 million for the nine months ended September 30, 2010. As a percentage of revenue, sales and marketing expenses were 48% and 46% for the nine months ended September 30, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to a $4.1 million increase in personnel-related and recruiting costs, including $0.9 million in stock-based compensation, from additional employees hired to support our growth in sales and expand our marketing efforts and a $3.7 million increase in marketing program costs. The increase was also due to a $0.4 million increase in rent costs primarily related to office expansion, a $0.3 million increase in credit card processing fees, a $0.3 million increase in travel-related costs, a $0.2 million increase in related to maintenance expenses, and a $0.1 million increase in depreciation expense.
     General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2011 were $15.6 million, an increase of $7.2 million, or 86%, over general and administrative expenses of $8.4 million for the nine months ended September 30, 2010. As a percentage of revenue, general and administrative expenses were 18% and 12% for the nine months ended September 30, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to a $3.1 million increase in legal costs associated with our defense against the patent infringement claims made by 01 Communique. The increase was also due to an increase of $2.0 million in personnel-related costs, primarily consisting of $1.4 million in stock-based compensation, a $1.3 million state sales tax accrual for uncollected taxes, a $0.2 million increase in accounting fees and a $0.1 million increase in maintenance fees.
     Legal Settlement Expenses. Legal settlement expenses were $1.3 million for the nine months ended September 30, 2011, compared to $0 for the nine months ended September 30, 2010. The legal settlement expenses for the nine months ended September 30, 2011 were related to the License Agreement we entered into with Gemini IP LLC on April 25, 2011 (see Note 9 to the Notes to Condensed Consolidated Financial Statements).

     Amortization of Intangibles. Amortization of intangibles for the nine months ended September 30, 2011 and 2010 was $0.2 million and $0 and related primarily to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc, which is fully amortized for the nine ended September 30, 2011.
     Interest Income, Net. Interest income, net for the nine months ended September 30, 2011 was approximately $0.7 million, compared to approximately $0.5 million for the nine months ended September 30, 2010. The change was mainly due to an increase in interest income resulting from an increase in the balance of funds invested in higher yielding marketable securities.
     Other Expense. Other expense for the nine months ended September 30, 2011 and 2010 was $0.4 million and $0.1 million and related to foreign currency losses.
     Income Taxes. During the nine months ended September 30, 2011 and 2010, we recorded a provision for federal, state and foreign income taxes of approximately $2.3 million and $2.0 million. Our effective tax rate increased year-over-year as we released our $5.6 million valuation allowance against primarily all of our net deferred tax assets at June 30, 2010, and also as a result of losses incurred in our UK subsidiaries attributable to our Pachube acquisition for which no corresponding benefit was recognized during the three and nine months ended September 30, 2011. We reversed the valuation allowance against primarily all of our net deferred tax assets at June 30, 2010, and therefore our tax provision and effective tax rate has increased year-over-year. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2010 and September 30, 2011, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary due to its historical net losses.
Liquidity and Capital Resources
     The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2010	2011
	(in thousands)
Net cash provided by operations	$22,190	$24,041
Net cash used in investing activities	(53,194)	(12,590)
Net cash provided by financing activities	6,479	6,898
Effect of exchange rate changes	(125)	(234)

Net increase (decrease) in cash	$(24,650)	$18,115

     At September 30, 2011, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $185.5 million.
Cash Flows From Operating Activities
     Net cash inflows from operating activities during the nine months ended September 30, 2011 were mainly attributable to a $11.2 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth. Net cash inflows from operating activities were also attributable to non-cash operating expenses, including $3.3 million for depreciation and amortization, $6.5 million for stock compensation and a $2.1 million provision from deferred income taxes, offset by non-cash benefits, including a $3.7 million income tax benefit from the exercise of stock options. The increase in net cash inflows from operating activities were also attributable to a $2.0 million increase in accounts payable and accrued expenses offset by a $1.6 million increase in accounts receivable. We expect that our future cash flows from operating activities will be impacted by the contingent payment costs associated with the Pachube acquisition and by the legal costs associated with our defense against 01 Communique’s appeal of the summary judgment granted to us in May 2011.
     Net cash provided by operating activities was $22.2 million for the nine months ended September 30, 2010. The increase in net cash flows from operating activities was mainly due to an increase in net income of $9.4 million for the nine months ended September 30, 2010. Included in the $9.4 million increase in net income was a $5.6 million benefit from income taxes resulting from the reversal of the valuation allowance against our U.S. deferred tax assets.
Cash Flows From Investing Activities
     Net cash used in investing for the nine months ended September 30, 2011 was primarily related to the acquisition of Pachube for $10.0 million and the addition of $2.3 million in property and equipment mainly related to the expansion and upgrade of our data center capacity as well as the expansion and upgrade of our internal IT infrastructure.
     Net cash used in investing activities was $53.2 million for the nine months ended September 30, 2010. Net cash used in investing activities was primarily related to the purchase of $155.4 million of marketable securities offset by proceeds of $105.0 million from maturity of marketable securities. We invested an additional $2.4 million in property and equipment mainly for use in our existing data centers and also related to the expansion of our corporate headquarters. We also had $0.4 million in intangible asset additions related to the purchase of domain names, trademarks and internally developed software.
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
Cash Flows From Financing Activities
     Net cash provided by financing activities for the nine months ended September 30, 2011 was primarily related to $3.2 million in proceeds received from the issuance of common stock upon exercise of stock options as well as a $3.7 million income tax benefit from the exercise of stock options.
     Net cash flows provided by financing activities were $6.5 million for the nine months ended September 30, 2010. Net cash provided by financing activities for the nine months ended September 30, 2010 included $3.8 million in proceeds received from the issuance of common stock upon exercise of stock options as well as a $2.9 million income tax benefit from the exercise of stock options offset by $0.2 million in payments made in connection with our secondary public offering.
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
Contractual Obligations
     The following table summarizes our contractual obligations at September 30, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
					More
		Less Than			Than
	Total	1 Year	1-3 Years	3-5 Years	5 Years
Operating lease obligations	$8,107,000	$2,854,000	$2,901,000	$2,352,000	$—
Hosting service agreements	1,573,000	1,511,000	62,000	—	—

Total	$9,680,000	$4,365,000	$2,963,000	$2,352,000	$—

     The commitments under our operating leases shown above consist primarily of lease payments for our Woburn, Massachusetts corporate headquarters, our international sales and marketing offices located in The Netherlands, Australia, England and Japan and our research and development offices in Hungary and contractual obligations related to our data centers.
     The table above includes the leases for our new spaces for our Australia and England offices. In February 2011, we entered into a lease for new office space for our Australian office. The term of the new office space began in February 2011 and extends through January 2014. The approximate annual lease payments for the new office space are $91,000. In April 2011, we entered into a lease for new office space for our England office. The term of the new office space began in April 2011 and extends through April 4, 2016. The approximate annual lease payments for the new office space are $231,000. In September 2011, we extended our lease for existing office space for our Budapest office. The term of the new lease begins in April 2012 and extends through March 2017. The approximate annual lease payments for the new office space are $803,000.
Recent Accounting Pronouncements
     In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which simplifies how companies test goodwill for impairment. The ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the goodwill accounting standard. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect the new ASU to have a material effect on our financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a result of the majority of our research and development expenditures being made from our Hungarian research and development facilities, and in our international sales and marketing offices in The Netherlands, England, Australia, Japan and Brazil. In the nine months ended September 30, 2011, approximately 14%, 4%, 5%, 2% and less than 1% of our operating expenses occurred in our operations in Hungary, The Netherlands, England, Australia and Japan and Brazil, respectively. In the nine months ended September 30, 2010, approximately 14%, 9%, 3%, 3% and less than 1% of our operating expenses occurred in our operations in Hungary, The Netherlands, England, Australia and Brazil, respectively.
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
     Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.
     Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     On September 8, 2010, 01 Communiqué Laboratory, Inc., or 01, filed a complaint that named us as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007). We received service of the complaint on September 10, 2010. The complaint alleged that we infringed U.S. Patent No. 6,928,479, which allegedly is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted our motion for summary judgment of non-infringement. The court issued a written order regarding this decision on May 4, 2011. On May 13, 2011, 01 filed a notice of appeal appealing the court’s ruling granting summary judgment.
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

     We experienced net losses of $9.1 million for 2007, and $5.4 million for 2008. In the quarter ended September 30, 2008, we achieved profitability and reported net income for the first time. We reported net income of $8.8 million for 2009 and $21.1 million for 2010. We experienced a net loss of $0.1 million for the three months ended March 31, 2011, primarily due to patent litigation defense costs and a legal settlement, and reported net income of $3.7 million for the nine months ended September 30, 2011. We cannot predict if we will sustain this profitability or, if we fail to sustain this profitability, attain profitability again in the near future or at all. We expect to continue making significant future expenditures to develop and expand our business. In addition, as a public company, we incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures make it harder for us to maintain future profitability. Our recent growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this report and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to maintain profitability, and we may incur significant losses for the foreseeable future.

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
     The integration of any acquired company such as our recent acquisition of the assets and liabilities of Connected Environments (BVI) Ltd and Connected Environments Ltd and their Pachube service, will require, among other things, coordination of administrative, sales and marketing, accounting and finance functions and expansion of information and management systems. Integration may prove to be difficult initially due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and corporate cultures. We may not be able to retain key employees of Connected Environments or any other acquired company. Additionally, the process of integrating a new product or service may require a disproportionate amount of time and attention of our management and financial and other resources. Any difficulties or problems encountered in the integration of a new product or service could have a material adverse effect on our business.
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
     We increased our revenue from $51.7 million in 2008 to $74.4 million in 2009 to $101.1 million in 2010 and to $87.1 million in the nine months ended September 30, 2011. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.
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
     Primarily due to the nature of our services in certain states and countries, we do not believe we are required to collect sales or other related taxes from our customers in certain states or countries. However, one or more other states or countries may seek to impose sales or other tax collection obligations on us, including for past sales by us or our resellers and other partners. A successful assertion that we should be collecting sales or other related taxes on our services could result in substantial tax liabilities for past sales, discourage customers from purchasing our services or otherwise harm our business and operating results. In September 2011, we agreed to make a payment in the amount of $1.3 million to resolve uncollected sales tax claims with a state tax assessor’s office.
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
     Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until October 20, 2011, our common stock has traded as high as $49.50 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:
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
(a) Sales of Unregistered Securities
     We did not sell any unregistered securities in the three months ended September 30, 2011.
(b) Use of Proceeds from Public Offerings of Common Stock
     On July 7, 2009, we closed our IPO, in which 7,666,667 shares of common stock were sold at a price to the public of $16.00 per share. We sold 5,750,000 shares of our common stock in the offering and selling stockholders sold 1,916,667 of the shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $122.7 million. The offer and sale of all of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-148620), which was declared effective by the SEC on June 30, 2009. We raised approximately $83.0 million in net proceeds after deducting underwriting discounts and commissions of $6.4 million and other estimated offering costs of $2.7 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. From the effective date of the registration statement through September 30, 2011, we have not used any of the net proceeds of the IPO. We intend to use the net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. Pending these uses, we have invested the funds in a registered money market. There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC pursuant to Rule 424(b).
     On November 19, 2009, we closed a secondary public offering of our common stock. On December 16, 2009, we closed the sale of additional shares of common stock issued in the offering upon the exercise of the underwriters’ over-allotment option. In aggregate, a total of 3,326,609 shares of common stock were sold at a price to the public of $18.50 per share. We sold 99,778 shares of our common stock in the offering and selling stockholders sold an additional 3,226,831 shares of common stock in the offering. The aggregate offering price for all shares sold in the offering, including shares sold by us and the selling stockholders, was $61.5 million. The offer and sale of all of the shares in the secondary offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-162936), which was declared effective by the SEC on November 19, 2009. We raised approximately $1.2 million in net proceeds after deducting underwriting discounts and commissions of $0.1 million and other estimated offering costs of $0.5 million. No payments were made by us to directors, officers or persons owning ten percent or more of our common stock or to their associates, or to our affiliates, other than payments in the ordinary course of business to officers for salaries and to non-employee directors as compensation for board or board committee service, or as a result of sales of shares of common stock by selling stockholders in the offering. From the effective date of the registration statement through September 30, 2011, we have not used any of the net proceeds received from our secondary public offering. We intend to use the net proceeds for general corporate purposes, including financing our growth, developing new products, acquiring new customers, funding capital expenditures and, potentially, the acquisition of, or investment in, businesses, technologies, products or assets that complement our business. There has been no material change in the planned use of proceeds from our secondary public offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b).

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

LOGMEIN, INC.
Date: October 27, 2011	By:	/s/ Michael K. Simon
Michael K Simon
President and Chief Executive Officer (Principal Executive Officer)

Date: October 27, 2011	By:	/s/ James F. Kelliher
James F. Kelliher
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX
Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description
10.1	Letter Agreement, dated as of July 24, 2011, between the Registrant and Seth L. Shaw.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) the Condensed Consolidated Statements of Income, (iii) the Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Condensed Consolidated Financial Statements.