Form 10-K
period 2011-12-31
LogMeIn, Inc.
filed 2012-02-24
CIK 1420302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Select Market on June 30, 2011 was $665,263,305.

As of February 20, 2012, the registrant had 24,567,332 shares of Common Stock, $0.01 par value per share, outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for the 2012 annual stockholders’ meeting to be held on May 24, 2012 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

Overview

LogMeIn provides essential cloud-based services for remote access, device management, data management, customer care, and collaboration. Serving small and medium-sized businesses, or SMBs, IT service providers, mobile carriers, customer service centers, original equipment manufacturers, or OEMs, and consumers, we believe our cloud-based services are used to connect more Internet-enabled devices worldwide than any other connectivity platform on the market. Businesses and IT service providers use our services to deliver remote, end-user support and to access and manage computers and other Internet-enabled devices more effectively and efficiently from a remote location. Consumers and mobile workers use our remote connectivity services to access computer resources remotely and to collaborate with other users. A growing number of business-to-consumer and business-to-business OEMs use our services to connect their devices and device-created data to the Internet. Our services, which are deployed and accessed from anywhere with an Internet connection, are secure, scalable and easy for our customers to try, purchase and use.

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

In 2004, we introduced LogMeIn Free, a service that allows users to access computer resources remotely. We believe LogMeIn Free, LogMeIn for iPad/iPhone, LogMeIn Hamachi, join.me, BoldChat Free, and Pachube, our popular free services, provide on-demand remote access, customer care, collaboration and data management for more users, on more Internet-enabled devices, than any other cloud connectivity service. This approach provides a cost-effective means of engaging with a large and diverse group of users and increasing awareness of our fee-based, or premium services. As of December 31, 2011, our users have connected over 150 million smartphones, tablets, computers, and other Internet-enabled devices to a LogMeIn service.

We complement our free services with nine premium services, most of which are sold on a subscription basis, including LogMeIn Rescue, LogMeIn Rescue + Mobile and LogMeIn Central, which are used for remote support, device management, and customer care, as well as LogMeIn Pro, LogMeIn Backup, LogMeIn Hamachi and join.me pro, our premium remote access and collaboration services, while others are sold for a one-time fee. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, expiring free trials that we convert to paid subscriptions and direct marketing to new and existing customers.

Nearly all of our free and premium solutions are delivered via the cloud as hosted services, which means that the technology enabling the use of our solutions primarily resides on our servers, data centers, and IT hardware, rather than those of our users. We call the software, hardware and networking technology used to deliver our cloud-based services Gravity. The Gravity proprietary platform consists of software applications, customized databases, data storage clusters, and web servers. Gravity establishes secure connections over the Internet between two or more Internet-enabled devices and manages the direct transmission of data between remotely connected devices. It also uses the same connectivity technology to connect devices with LogMeIn’s data services, enabling data to be securely published, accessed, and stored in the cloud. This robust and scalable platform connects over 18 million devices to our services each day.

We believe that our sales model of a high volume of new and renewed subscriptions at low transaction prices increases the predictability of our revenues compared to perpetual licensed-based software businesses. During the fiscal years ended December 31, 2009, 2010, and 2011, we generated revenues of $74.4 million, $101.1 million, and $119.5 million, respectively.

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

Our Services

Our services allow our users to remotely access, support and manage computers and other Internet-enabled devices on demand, as well as to collaborate with other users. We believe our services benefit users in the following ways:

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

•

Increased end-user satisfaction.    Our customers rely on our on-demand services to improve the efficiency and effectiveness of end-user support. Satisfaction with support services is primarily measured by call-handling time and whether or not the problem is resolved on the first call. Our services enable helpdesk technicians to quickly and easily gain control of a remote user’s computer. Once connected, the technician can diagnose and resolve problems while interacting with and possibly training the end user. By using our services to support remote users, our customers have reported increased user satisfaction while reducing call handling time by as much as 50% over phone-only support.

•

Reliable, fast and secure service.    Our services possess built-in redundancy of servers and other infrastructure in four data centers, three located in the United States and one located in Europe. Our proprietary platform enables our services to connect and manage devices at enhanced speeds. Our services implement industry-standard security protocols and authenticate and authorize users of our services without storing passwords.

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

Our Competitive Strengths

We believe that the following competitive strengths differentiate us from our competitors and are key to our success:

•

Large established user community.    As of December 31, 2011, over 38 million registered users have connected over 150 million Internet-enabled devices to a LogMeIn service. These users drive awareness of our services through personal recommendations, blogs, social media and other online communication methods and provide us with a significant audience to which we can market and sell premium services.

•

Efficient customer acquisition model.    We believe our free products and our large installed user base help to generate word-of-mouth referrals, which in turn increases the efficiency of our paid marketing activities, the large majority of which are focused on pay-per-click search engine advertising. Sales of our premium services are generated through word-of-mouth referrals, Web-based advertising, off-line advertising, expiring free trials that we convert to paying customers and marketing to our existing customer and user base. We believe this direct approach to acquiring new customers generates an attractive and predictable return on our sales and marketing expenditures.

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

•

On-demand, cloud-based delivery.    Delivering our services on-demand allows us to serve additional customers with little incremental expense and to deploy new applications and upgrades quickly and efficiently to our existing customers.

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

Growth Strategy

Our objective is to extend our position as a leading provider of essential cloud-based services for all Internet connected devices. To accomplish this, we intend to:

•

Acquire new customers.    We acquire new customers through word-of-mouth referrals from our existing user community and from paid, online advertising designed to attract visitors to our website. We also encourage our website visitors to register for free trials of our premium services. We supplement our online efforts with email and other traditional marketing campaigns and by participating in trade events and Web-based seminars. To increase our sales, we plan to continue aggressively marketing our solutions and encouraging trials of our services while expanding our sales force.

•

Increase sales to existing customers.    We upsell and cross-sell our broad portfolio of services to our existing premium subscriber customer base. To further penetrate this base, we plan to continue actively marketing our portfolio of services through e-commerce and by expanding our sales force.

•

Continue to build our user community.    We grow our community of users by marketing our services through paid advertising that targets prospective customers who are seeking essential cloud services and by offering our popular free services, LogMeIn Free, LogMeIn for iPad/iPhone, join.me, LogMeIn Hamachi, Pachube, and BoldChat Free. This strategy improves the effectiveness of our online advertising by increasing our response rates when people seeking remote access, collaboration, customer care, and data services conduct online searches. In addition, our large and growing community of users drives awareness of our services and increases referrals of potential customers and users.

•

Expand internationally.    We believe there is a significant opportunity to increase our sales internationally. We offer services in 12 different languages and our services are used in more than 200 countries. We intend to expand our international sales and marketing staff and increase our international marketing expenditures to take advantage of this opportunity.

•	Continue to expand our service portfolio. We intend to continue to invest in the development of new cloud-based connectivity services for businesses, IT service providers and consumers.

•

Pursue strategic acquisitions.    We plan to pursue acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy, such as our recent acquisitions of the Pachube and Bold services. We may also target future acquisitions to expand or add functionality and capabilities to our existing portfolio of services, as well as add new services to our portfolio.

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

•

Remote support, customer care and device management services.    These services are used by internal IT departments, by external service and support organizations, and by customer service teams to deliver web-based remote service, support and management of customers and their Internet enabled devices.

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

LogMeIn Pro is our premium remote access service. It can be rapidly installed without IT expertise. Users typically engage in a trial prior to purchase. LogMeIn Pro offers several premium features not available through LogMeIn Free, including:

•

High Definition (HD) remote control and content streaming.    A user can watch multimedia content (video, games, etc.) playing on a remote computer on any other iOS device (iPad, iPhone, iPad) or computer. Remote viewing includes higher resolution views and rates compared with LogMeIn Free.

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

LogMeIn for iPad/iPhone is a free mobile application for iOS devices, including the iPad, iPhone and iPod touch. It is used in combination with either LogMeIn Free or LogMeIn Pro to access remote computers, including files and applications, from an iOS-based mobile device. The mobile application is available on the Apple iTunes App Store and can be used to connect to an unlimited number of Windows or Mac OSX based computers. When used in combination with LogMeIn Free, the app provides remote viewing and control over remote computers from a mobile device. When used in combination with LogMeIn Pro, the file sharing, file transfer and HD remote control capabilities available in LogMeIn Pro are extended to the users mobile device, including the ability to save computer files locally on an iOS device. In addition, when used with Pro, iOS users are able to save and transfer files to and from 3rd party Cloud-based storage and syncing services like Google Docs and Dropbox.

LogMeIn Hamachi is a hosted virtual private network, or VPN, service that sets up a computer network among remote computers. It typically works with existing network and firewall configurations and can be managed from a web browser or the user’s software. Using LogMeIn Hamachi, users can securely communicate over the Internet as if their computers are on the same local area network, allowing for remote access and virtual networking. LogMeIn Hamachi is offered both as a free service for 1-8 computers and as a paid service, with tiered pricing based on number of devices connected.

LogMeIn Ignition is a premium service that delivers one click access to remote computers that subscribe to LogMeIn Free or LogMeIn Pro. Users can install LogMeIn Ignition on a mobile device, a computer, or run the application from a universal storage device in order to directly access their subscribed computer, eliminating the need for installation of additional software. LogMeIn Ignition is available for Windows-based PCs, as well as an Apple iPad, iPhone, iPod touch, and Android-based smartphones and tablets.

Pachube is a hosted service for building and running Internet of Things applications. Smart devices, from connected heart monitors to connected building systems to environmental sensors are increasingly connecting to the Internet, generating data about themselves and their environment. This device generated data can be published individually or exchanged between devices. The Pachube service makes it easy for developers to connect devices to the Internet and to each other, publish and store data, and build interactive applications based on the device-created data.

Customer Care, Remote Support and Device Management Services

LogMeIn Rescue is a Web-based remote support and customer care service used by helpdesk professionals to support remote tablets, smartphones and computers and applications and assist computer users via the Internet. LogMeIn Rescue enables the delivery of interactive support to a remote computer without having pre-installed software. The end user grants permission to the help desk technician before the technician can access, view or control the end user’s computer. Using LogMeIn Rescue, support and service professionals can communicate with end users through an Internet chat window while diagnosing and repairing computer problems. If given additional permission by the computer user, the support professional can take over keyboard and mouse control of the end user’s computer to take necessary support actions and to train the end user on the use of software and operating system applications. Upon completion of the session, all LogMeIn software is removed from the remote computer. LogMeIn Rescue is used by companies of varying sizes, from one-person support organizations to Fortune 100 companies servicing employees and customers.

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

BoldChat is a web-based live chat and click-to-call service that helps customer service staff, ranging from sales to pre-and-post sale support, provide assistance directly from an organization’s website. The BoldChat product offerings range from a free offering to a fully-featured enterprise offering, with multiple pricing tiers based on number of users and required features. BoldChat includes the following features:

•

Proactive Chat: BoldChat offers chat operators the ability to both create an ability reactive website to chat with an agent as well as prompt end users to chat proactively. Proactive chat invitations can be serviced through an automatic rules based engine or manually.

•	Multi-channel communications console: BoldChat allows an administrator to configure the operator console not only to handle chats but also emails to a specific email address and SMS messages.

•

Co-browsing: BoldChat enables chat operators to initiate a live co-browsing session with website visitors. During the session, operators can control the prospect’s browser, highlight areas of interest, and assist with form-filling.

•

Real time visitor monitoring: Using BoldChat, chat operators are provided with intelligent analytics about the visitor, including how the visitor arrived on the site, their time spent on the site, current URL and previous visits. Additionally, this information can be utilized in creating intelligence based routing and proactive chat invitations.

•

Routing & Automatic Chat Distribution: Using BoldChat, administrators can set up routing rules to ensure the right chats get to the right agent or group of agents. Additionally, BoldChat provides an automatic chat distribution capability that assigns chats to the most available agent based on a set of intelligent rules.

•

Reporting: BoldChat provides the ability to report on chat activity across a single or multiple sites to determine the following; proper staffing, identify successful proactive chat invites, track agent responsiveness, measure chat effectiveness and overall chat knowledge performance indicators, or KPI’s.

LogMeIn Central is a web-based management console that helps business users, IT professionals and other users deploy and administer LogMeIn Pro, LogMeIn Free and LogMeIn Hamachi. LogMeIn Central is offered as a premium service and includes the following features:

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

•

One2Many tasks and commands.    LogMeIn Central, when combined with LogMeIn Pro host software, enables users to push software updates, scripts and common management tasks to multiple devices simultaneously ensuring rapid batch updates to dozens, hundreds or even thousands of devices.

•

Windows software updates automation.    LogMeIn Central, when combined with LogMeIn Pro host software on Windows-based computers, enables users to schedule and push Microsoft Windows updates to one or more computers, even if those computers are not connected to a corporate local area network.

When combined with LogMeIn Pro host software, LogMeIn Central also provides alerting and monitoring, computer inventory tracking, background login and advanced reporting and analysis. When combined with LogMeIn Hamachi host software, LogMeIn Central provides additional web-based management capabilities for VPN connectivity services, such as hub-and-spoke, gateway and mesh networking and advanced reporting and analysis.

We also offer a systems administration product called RemotelyAnywhere. RemotelyAnywhere is used to manage personal computers and servers from within the IT system of an enterprise. Unlike our LogMeIn services, RemotelyAnywhere is licensed to our customers on a perpetual basis, and we offer maintenance covering upgrades and service supporting this application.

LogMeIn Backup is a service that subscribers install on two or more computers to create a backup network and is generally sold as a complement to the LogMeIn Central or LogMeIn Pro services. LogMeIn Backup is easy to install and provides IT service providers a simple backup alternative to offer their customers using storage capacity that they control. Users can transfer specified files and folders from one computer to another either manually or automatically in accordance with a pre-determined schedule. Files can be stored on, and restored to, any PC that the subscriber chooses, using industry-standard encryption protocols for the transmission and storage of the data.

Remote Collaboration Services

join.me and join.me pro are browser-based online meeting and screen sharing services that give users the ability to quickly and securely share their computer desktop with up to 250 other people. Both services can be initiated either through a visit to the http://join.me website or through a small downloadable desktop application. Users start or ‘host’ a collaboration session by clicking a ‘share button’ which generates a 9-digit numeric code. They then provide this code to other users (‘attendees’ or ‘viewers’) who enter it at the join.me website and click ‘join’. Within a few seconds, the attendees are viewing the host’s screen. Like LogMeIn Free and LogMeIn Pro, join.me is offered in a free-to-paid model where the free service encourages widespread awareness and word-of-mouth referrals and the ‘pro’ version introduces additional functionality and benefits for a monthly or annual subscription.

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

•

Mobile ‘viewers’.    join.me offers free mobile applications for Android and iOS (iPhone, iPad, iPod touch) devices that allow people to attend a join.me meeting or screen sharing session from their tablet or smartphone.

join.me pro extends these capabilities with a variety of premium features for a monthly or annual subscription fee, including:

•	Presenter switching. Provides join.me meeting hosts and attendees to switch who is controlling a join.me session and whose screen is being viewed.

•	Personal meeting IDs. Allows meeting hosts to create and use personalized meeting codes and links for use with attendees in place of the nine digit numeric codes.

•	Meeting scheduler. Enables hosts to schedule and invite people to meetings or planned events through an in-product calendaring and notification system.

•	Meeting ‘lock’. Allows hosts to lock or secure their meetings, requiring attendees to ask for permission to join before seeing the host’s screen.

•	User management. join.me pro gives hosts and account holders the ability to create and manage new host accounts for co-workers or colleagues.

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

The infrastructure-related costs of delivering our services include bandwidth, power, server depreciation and co-location fees. Gravity transmits data using a combination of methods working together to relay data via our data centers and to transmit data over the Internet directly between end-point devices. During the twelve months ended December 31, 2011, more than 93% of the data transmitted by our services was transmitted directly between end-point devices, reducing our bandwidth and bandwidth-related costs.

Gravity is physically hosted in four separate data centers. We lease space in co-location hosting facilities operated by third parties. Three of our Gravity data centers are located in the United States, and the fourth is located in Europe. During the twelve months ended December 31, 2011, we averaged 18 million devices connecting to our Gravity service each day. Our goal is to maintain sufficient excess capacity such that any one of the data centers could fail, and the remaining data centers could handle the load without extensive disruption to our service. During the twelve months ended December 31, 2011, our Gravity service was available 99.99% of the time.

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

Tradeshows and Events.    We showcase our suite of services at technology and industry-specific tradeshows and events. Our participation in these shows ranges from elaborate presentations in front of large groups to one-on-one discussions and demonstrations at manned booths. In 2011, we attended approximately 40 trade shows and events in the United States, Europe and Australia.

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

Other Marketing Initiatives

Social Media Marketing.    We participate in online communities such as Twitter, Facebook, LinkedIn and YouTube for the purpose of marketing, public relations and customer service. Through these online collaboration sites, we actively engage our users, learn about their wants, and foster word-of-mouth by creating and responding to content about LogMeIn events, promotions, product news and user questions.

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

Sales Efforts and Other Initiatives

New Account Sales.    Our sales are typically preceded by a trial of one of our services, and 98% of our purchase transactions are settled via credit card. Our sales operations team determines whether or not a trial should be managed by a telephone-based sales representative or handled via our e-commerce sales process. As of December 31, 2011, we employed 127 telephone-based sales representatives to manage newly generated trials. In addition, a small sales and business development team concentrates on sales to larger organizations and the formulation of strategic technology partnerships that are intended to generate additional sales.

International Sales.    We currently have sales teams located in Europe, Asia, and Australia focusing on international sales. In the years ended December 31, 2009, 2010 and 2011, we generated approximately 30%, 32% and 34%, respectively, of our revenue outside of the United States. As of December 31, 2009, 2010 and 2011, approximately 38%, 37% and 39% of our long-lived assets were located outside of the United States.

For the twelve months ended December 31, 2009, 2010 and 2011, we spent $35.8 million, $45.9 million and $57.2 million, respectively, on sales and marketing.

Research and Development

We have made and intend to continue making significant investments in research and development in order to continue to improve the efficiency of our service delivery platform, improve existing services and bring new services to market. Our primary engineering organization is based in Budapest, Hungary, where the first version of our service was developed. Our founding engineering team has worked together for over 10 years, designing and running highly large-scale Internet services. Approximately 43% of our employees, as of December 31, 2011, work in research and development. Research and development expenses totaled $13.1 million in 2009, $15.2 million in 2010, and $20.8 million in 2011.

In June 2009, we received approval of a grant from the Hungarian government which reimburses us for a portion of our Hungarian research and development related costs for a three year period, beginning in September 2008. These reimbursements are recorded as a reduction of research and development expense and totaled approximately $200,000, $371,000 and $279,000 for the years ended December 31, 2009, 2010 and 2011, respectively. We do not expect to receive any additional reimbursements related to this grant.

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

In addition, certain of our solutions, including our free remote access service, also compete with current or potential services offered by Adobe, Apple, Cisco/WebEx, Citrix, Google, LivePerson, Microsoft and Oracle. Certain of our competitors may also offer, currently or in the future, lower priced, or free, products or services that compete with our solutions.

We believe our large user base also gives us an advantage over smaller competitors and potential new entrants into the market by making it more expensive for them to gain general market awareness. We currently compete against several smaller competitors, including NTRglobal, TeamViewer, Splashtop and Bomgar. In addition, potential customers may look to software-based and free solutions, including Symantec’s pcAnywhere and Microsoft’s Remote Desktop, which comes bundled into most current versions of the Microsoft operating system, and others.

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

Although the protection afforded by copyright, trade secret and trademark law, written agreements and common law may provide some advantages, we believe that the following factors help us maintain a competitive advantage:

•	our large user and customer base;

•	the technological skills of our research and development personnel;

•	frequent enhancements to our services; and

•	continued expansion of our proprietary technology.

“LogMeIn” is a registered trademark in the United States and in the European Union. We also hold a number of other trademarks and service marks identifying certain of our services or features of our services. We also have a number of trademark applications pending.

Employees

As of December 31, 2011, we had 482 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We experienced net losses of $9.1 million for 2007, and $5.4 million for 2008. In the quarter ended September 30, 2008, we achieved profitability and reported net income for the first time. We reported net income of $8.8 million for 2009, $21.1 million for 2010 and $5.8 million for 2011. We cannot predict if we will sustain this profitability or, if we fail to sustain this profitability, attain profitability again in the near future or at all. We expect to continue making significant future expenditures to develop and expand our business. In addition, as a public company, we incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures make it harder for us to maintain future profitability. Our recent growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this report and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to maintain profitability, and we may incur significant losses for the foreseeable future.

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

For information concerning pending patent infringement cases, please refer to Part I, Item 3 entitled “Legal Proceedings” and Note 12 of the Notes to Condensed Consolidated Financial Statements.

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

Our business strategy includes acquiring complementary services, technologies or businesses. For example, in July 2011 we acquired substantially all of the assets and liabilities of Connected Environments (BVI) Ltd and Connected Environments Ltd and their Pachube service and in January 2012 we acquired substantially all of the assets and liabilities of Bold Software, LLC and its BoldChat service. We also may enter into relationships with other businesses to expand our portfolio of services or our ability to provide our services in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

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

The integration of an acquired company such as our recent acquisition of substantially all of the assets and liabilities of Connected Environments (BVI) Ltd and Connected Environments Ltd and their Pachube service and our recent acquisition of substantially all of the assets and liabilities of Bold Software, LLC and its BoldChat service, will require, among other things, coordination of administrative, sales and marketing, accounting and finance functions and expansion of information and management systems. Integration may prove to be difficult initially due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and corporate cultures. We may not be able to retain key employees of Connected Environments, Bold Software or any other acquired company. Additionally, the process of integrating a new product or service may require a disproportionate amount of time and attention of our management and financial and other resources. Any difficulties or problems encountered in the integration of a new product or service could have a material adverse effect on our business.

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

We increased our revenue from $51.7 million in 2008 to $74.4 million in 2009 to $101.1 million in 2010 and to $119.5 million in 2011. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires an annual management assessment of the effectiveness of our internal controls over financial reporting and a report from our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting. We have documented, tested and improved, to the extent necessary, our internal controls over financial reporting for the year ended December 31, 2011. If in the future we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if as part of our process of documenting and testing our internal controls over financial reporting, we or our independent registered public accounting firm identify deficiencies or areas for further attention and improvement, implementing appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our services to new and existing customers.

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

Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until February 24, 2012, our common stock has traded as high as $49.50 and as low as $15.15. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Our principal facilities consist of approximately 45,813 square feet of office space located at 500 Unicorn Park Drive, Woburn, Massachusetts, and approximately 37,725 square feet of space at our development facility located in Hungary. We also have leased additional office space in Hungary, The Netherlands, Australia, the United Kingdom and Japan. We believe our facilities are sufficient to support our needs through 2012 and that additional space will be available in the future on commercially reasonable terms as needed.

We lease space in third-party facilities from which we operate our four data centers, three of which are located in the United States and one of which is located in Europe.

ITEM 3. LEGAL	PROCEEDINGS

On September 8, 2010, 01 Communiqué Laboratory, Inc., or 01, filed a complaint that named us as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007). We received service of the complaint on September 10, 2010. The complaint alleged that we infringed U.S. Patent No. 6,928,479, which allegedly is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted our motion for summary judgment of non-infringement. The court issued a written order regarding this decision on May 4, 2011. On May 13, 2011, 01 filed a notice of appeal appealing the court’s ruling granting summary judgment. The U.S. Court of Appeals for the Federal Circuit heard oral argument regarding 01’s appeal of the summary judgment ruling on February 6, 2012.

We are from time to time subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material effect on our consolidated financial statements.

ITEM 4. MINE	SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock

Our common stock began trading under the symbol “LOGM” on the NASDAQ Global Select Market on July 1, 2009. Prior to that date, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the NASDAQ Global Select Market:

	High	Low
2009
Third Quarter	$20.99	$15.15
Fourth Quarter	$23.50	$16.59
2010
First Quarter	$21.05	$16.71
Second Quarter	$29.99	$20.02
Third Quarter	$38.62	$24.82
Fourth Quarter	$47.54	$33.00
2011
First Quarter	$47.85	$33.35
Second Quarter	$49.50	$35.72
Third Quarter	$39.47	$26.74
Fourth Quarter	$44.60	$30.57

Holders of Our Common Stock

As of February 20, 2012, there were 13 holders of record of shares of our common stock.

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

We did not sell any unregistered securities during the year ended December 31, 2011.

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

	Years Ended December 31,
	2007	2008	2009	2010	2011
	(In thousands, except for per share data)
Consolidated Statement of Operations Data:
Revenue	$26,998	$51,723	$74,408	$101,057	$119,461
Cost of revenue(1)	3,925	5,970	7,508	9,124	10,574

Gross profit	23,073	45,753	66,900	91,933	108,887

Operating expenses:
Research and development(1)	6,661	11,997	13,149	15,214	20,780
Sales and marketing(1)	19,488	31,631	35,821	45,869	57,156
General and administrative(1)	3,611	6,583	8,297	12,319	19,975
Legal settlements	2,225	600	—	—	1,250
Amortization of acquired intangibles(1)	328	328	328	338	228

Total operating expenses	32,313	51,139	57,595	73,740	99,389

Income (loss) from operations	(9,240)	(5,386)	9,305	18,193	9,498
Interest, net	260	217	128	634	861
Other income (expense), net	(25)	(111)	(294)	(219)	564

Income (loss) before provision for income taxes	(9,005)	(5,280)	9,139	18,608	9,795
Benefit (provision) for income taxes	(50)	(122)	(342)	2,491	(4,034)

Net income (loss)	(9,055)	(5,402)	8,797	21,099	5,761
Accretion of redeemable convertible preferred stock	(1,919)	(2,348)	(1,311)	—	—

Net income (loss) attributable to common stockholders	$(10,974)	$(7,750)	$7,486	$21,099	$5,761

Net income (loss) attributable to common stockholders per share:	$(2.98)	$(1.97)	$0.39	$0.91	$0.24
Basic	$(2.98)	$(1.97)	$0.37	$0.85	$0.23
Diluted
Weighted average shares outstanding:	3,686	3,933	12,990	23,244	24,176
Basic	3,686	3,933	14,835	24,840	25,155

(1)	Includes stock-based compensation expense and intangible amortization expense as indicated in the following table:

	Years Ended December 31,
	2007	2008	2009	2010	2011
	(in thousands)
Cost of revenue:
Stock-based compensation	$10	$64	$54	$261	$316

Intangible amortization	415	415	415	251	566

Research and development:
Stock-based compensation	105	419	537	638	1,477

Sales and marketing:
Stock-based compensation	177	962	932	1,553	2,700

General and administrative:
Stock-based compensation	222	1,304	1,399	2,540	4,432

Amortization of acquired intangibles:
Intangible amortization	328	328	328	338	228

	As of December 31,
	2007	2008	2009(1)	2010	2011
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term marketable securities	$18,676	$22,913	$130,246	$167,424	$198,644
Total assets	28,302	37,415	142,859	186,677	232,057
Deferred revenue, including long-term portion	16,104	28,358	34,103	42,793	58,264
Long-term debt, including current portion	1,192	—	—	—	—
Total liabilities	23,238	35,191	44,349	56,299	76,251
Redeemable convertible preferred stock	32,495	34,843	—	—	—
Total equity (deficit)	(27,431)	(32,619)	98,509	130,378	155,806

(1)	Comparability affected by proceeds received from our 2009 public offerings.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

LogMeIn provides essential cloud-based services for remote access, device management, data management customer care, and collaboration. Serving small and medium-sized businesses, or SMBs, IT service providers, mobile carriers, customer service centers, original equipment manufacturers, or OEMs, and consumers, we believe our cloud-based services are used to connect more Internet-enabled devices worldwide than any other connectivity platform on the market. Businesses and IT service providers use our services to deliver remote, end-user support and to access and manage computers and other Internet-enabled devices more effectively and efficiently from a remote location. Consumers and mobile workers use our remote connectivity services to access computer resources remotely and to collaborate with other users. A growing number of business-to-consumer and business-to-business OEMs use our services to connect their devices and device-created data to the Internet. Our services, which are deployed and accessed from anywhere with an Internet connection, are secure, scalable and easy for our customers to try, purchase and use.

We offer six free services and nine premium services. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, expiring free trials that we convert to paid subscriptions and direct marketing to new and existing customers.

We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers and consumers. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the year ended December 31, 2011, we generated revenues of $119.5 million, compared to $101.1 million for the year ended December 31, 2010, an increase of approximately 18%.

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

Through December 31, 2011, we have primarily funded our operations through the sale of redeemable convertible preferred stock which resulted in proceeds of approximately $27.8 million and cash flows from operations. We earned net income of $8.8 million for 2009, $21.1 million for 2010 and $5.8 million for 2011. We expect to continue making significant future expenditures to develop and expand our business.

Certain Trends and Uncertainties

The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. The summary should be considered along with the factors identified in the section titled “Risk Factors”of this Annual Report on Form 10-K.

•

We continue to closely monitor current adverse economic conditions, particularly as they impact SMBs, IT service providers, mobile carriers and consumers. We are unable to predict the likely duration and severity of the current adverse economic conditions in the United States and other countries, but the longer the duration the greater risks we face in operating our business.

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

In addition to our subscription fees, to a lesser extent, we also generate revenue from license and annual maintenance fees from the licensing of our RemotelyAnywhere product. We license RemotelyAnywhere to our customers on a perpetual basis. Because we do not have vendor specific objective evidence of fair value, or VSOE, for our maintenance arrangements, we record the initial license and maintenance fee as deferred revenue and recognize the fees as revenue ratably, on a daily basis, over the initial maintenance period. We also initially record maintenance fees for subsequent maintenance periods as deferred revenue and recognize revenue ratably, on a daily basis, over the maintenance period. We also generate revenue from the license of our Ignition for iPhone, iPad and Android product which is sold as a perpetual license and is recognized as delivered. Revenue from RemotelyAnywhere, Ignition for iPhone, iPad and Android represented approximately 7% of our revenue for the year ended December 31, 2011. In the fourth quarter of 2011, we migrated Ignition for iPhone and iPad from a perpetually based licensing model to a subscription based business model, which could impact the business performance of, and will impact the revenue recognition from, our Ignition product.

Employees

We have increased our number of full-time employees to 482 at December 31, 2011 as compared to 415 at December 31, 2010.

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

Cost of Revenue.    Cost of revenue consists primarily of costs associated with our data center operations and customer support centers, including wages and benefits for personnel, telecommunication and hosting fees for our services, equipment maintenance, maintenance and license fees for software licenses and depreciation. Additionally, amortization expense associated with the acquired software and technology as well as internally developed software is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers is related to the number of customers who subscribe to our services and the complexity and redundancy of our services and hosting infrastructure. We expect these expenses to increase in absolute dollars due to amortization of acquired intangibles and as we continue to increase our number of customers over time but, in total, to remain relatively constant as a percentage of revenue.

Research and Development.    Research and development expenses consist primarily of wages and benefits for development personnel, professional fees associated with outsourced development projects, facilities rent and depreciation associated with assets used in development. We have focused our research and development efforts on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Europe. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. The majority of research and development costs have been expensed as incurred. However, we capitalized approximately $0.3 million and $0.2 million for the years ended December 31, 2011 and 2010, respectively, of costs related to internally developed computer software to be sold as a service, which was incurred during the application development stage. We expect that research and development expenses will increase in both absolute dollars and as a percentage of revenue primarily as a result of contingent payment costs associated with acquisitions and as we continue to enhance and expand our services.

Sales and Marketing.    Sales and marketing expenses consist primarily of wages, commissions and benefits for sales and marketing personnel, online search and advertising costs, offline marketing costs such as media advertising and trade shows, professional fees and credit card processing fees. Online search and advertising costs consist primarily of pay-per-click payments to search engines and other online advertising media such as banner ads. Offline marketing costs include radio, television and print advertisements as well as the costs to create and produce these advertisements, and tradeshows, including the costs of space at tradeshows and costs to design and construct tradeshow booths. Advertising costs are expensed as incurred. In order to continue to grow our business and awareness of our services, we expect that we will continue to commit resources to our sales and marketing efforts. We expect that sales and marketing expenses will increase in both absolute dollars and as a percentage of revenue as we continue to expand our sales capacity and marketing efforts.

General and Administrative.    General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, finance and accounting personnel, professional fees, insurance and other corporate expenses. Also included in general and administrative expenses for the year ended December 31, 2011, was $1.3 million related to a state sales tax settlement. We expect general and administrative expenses to increase as we continue to add personnel, enhance our internal information systems and incur additional expenses related to audit, accounting and insurance costs but remain relatively constant as a percentage of revenue. If 01 Communique is successful in their appeal of the summary judgment ruling granted to us in May 2011, we expect that general and administrative expense will increase in both absolute dollars and as a percentage of revenue.

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

Revenue Recognition.    We derive our revenue primarily from subscription fees related to our premium services, the licensing of our Ignition for iPhone, iPad and Android software products, and the licensing of our RemotelyAnywhere software and its related maintenance.

Revenue from the our premium services is recognized on a daily basis over the subscription term as the services are delivered, provided that there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured. Subscription periods range from monthly to four years, but are generally one year in duration. Our software cannot be run on another entity’s hardware nor do customers have the right to take possession of the software and use it on their own or another entity’s hardware.

Revenue from the sales of our Ignition for iPhone, iPad and Android software product, which is sold as a perpetual license, is recognized when there is persuasive evidence of an arrangement, the product has been provided to the customer, the collection of the fee is probable, and the amount of the fees to be paid by the customer is fixed and determinable.

Our multi-element arrangements typically include subscription and professional services, which include development services. We have determined that the delivered items within our multi-element arrangements do not have value to the customer on a stand-alone basis as the services are not sold by any other vendor and the customer would not be able to resell such services. As a result, the deliverables within these arrangements do not qualify for treatment as separate units of accounting. Accordingly, we account for fees received under these multi-element arrangements as a single unit of accounting and recognizes the entire arrangement consideration ratably over the term of the related agreement, or the customer life, commencing when all the significant performance obligation have been delivered and when all the revenue recognition criteria have been met.

Income Taxes.    We are subject to federal, state, and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our provision for these income taxes and deferred tax assets. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities, and we assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At December 31, 2011 and 2010, our deferred tax assets consisted primarily of net operating losses, research and development credit carryforwards, and stock option compensation expense. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. During 2010, we reassessed the need for a valuation allowance against our deferred tax assets and concluded that it was more likely than not that we would be able to realize certain of our deferred tax assets primarily as a result of continued profitability, achieving three years of cumulative profitability and forecasted future earnings. Accordingly, we reversed the valuation allowance related to our U.S. and certain foreign deferred tax assets of $8.6 million during the year ended December 31, 2010. As of December 31, 2011 and 2010, we maintained a full valuation allowance against the deferred tax assets of our Hungarian subsidiary. Additionally, as of December 31, 2011, we maintained a full valuation allowance against the deferred tax assets of our Pachube subsidiary. These entities have historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

We evaluate our uncertain tax positions based on a determination of whether and how much of a tax benefit we have taken in our tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2011, we provided a liability of approximately $198,000 for uncertain tax positions. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

Goodwill and acquired intangible assets    We record goodwill as the excess of the acquisition price over the fair value of the net tangible and identifiable intangible assets acquired. We do not amortize goodwill, but perform an annual impairment test of goodwill on the last day of our fiscal year and whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. We operate as a single operating segment with one reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of December 31, 2011, our fair value as a whole significantly exceeds our carrying value. No impairments have been recorded through December 31, 2011.

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

The assumptions used in determining the fair value of share-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change, and we use different assumptions, our share-based compensation could be materially different in the future. The risk-free interest rate used for each grant is based on a U.S. Treasury instrument with a term similar to the expected term of the share-based award. The expected term of options has been estimated utilizing the vesting period of the option, the contractual life of the option and our option exercise history. We estimate the expected volatility of our common stock at the date of grant based on the historical volatility of comparable public companies over the option’s expected term as well as our own stock price volatility since our IPO. We recognize compensation expense for only the portion of options that are expected to vest. Accordingly, we have estimated expected forfeitures of stock options based on our historical forfeiture rate and we use these rates to develop future forfeiture rates. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to compensation expense may be required in future periods. Past fair value of option grants may not be a reliable indicator of future fair values as assumptions such as volatility may change over time.

Loss Contingencies.    We are currently involved in various legal claims and legal proceedings and may be subject to additional legal claims and proceedings in the future that arise in the ordinary course of business. We consider the likelihood of a loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We regularly evaluate current information available and reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information to determine whether such accruals should be adjusted and whether new accruals are required and update our disclosures accordingly. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations, financial position and cash flows. See Note 12 to the Consolidated Financial Statements in Part II, Item 8 for a further discussion of litigation and contingencies as well as “Legal Proceedings” in Part I, Item 3.

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Years Ended December 31,
	2009	2010	2011
Operations Data:
Revenue	100%	100%	100%
Cost of revenue	10	9	9

Gross profit	90	91	91

Operating expenses:
Research and development	18	15	17
Sales and marketing	48	46	48
General and administrative	11	12	17
Legal settlements	—	—	1
Amortization of acquired intangibles	—	—	—

Total operating expenses	77	73	83

Income from operations	13	18	8
Interest and other income (expense), net	(1)	—	—

Income before income taxes	12	18	8
Benefit (provision) for income taxes	—	3	(3)

Net income	12%	21%	5%

Years Ended December 31, 2011 and 2010

Revenue.    Revenue for the year ended December 31, 2011 was $119.5 million, an increase of $18.4 million, or 18%, over revenue of $101.1 million for the year ended December 31, 2010. Of the 18% increase in revenue, the majority of the increase was due to an increase in revenue from new customers, as our total number of premium accounts increased to approximately 1.0 million at December 31, 2011 from approximately 585,000 premium accounts at December 31, 2010, and incremental add-on revenues from our existing customer base. Revenue for the year ended December 31, 2010 included $9.6 million related to the service and marketing agreement with Intel, compared to $0 for the year ended December 31, 2011.

Cost of Revenue.    Cost of revenue for the year ended December 31, 2011 was $10.6 million, an increase of $1.4 million, or 16%, over cost of revenue of $9.1 million for the year ended December 31, 2010. As a percentage of revenue, cost of revenue was 9% for the years ended December 31, 2011 and 2010. The increase in absolute dollars resulted primarily from an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. The increase in cost of revenue was primarily due to a $0.7 million increase in costs associated with managing our data centers and the hosting of our services. The increase was also due to a $0.3 million increase in amortization of intangible assets primarily due to the Pachube acquisition in July 2011 and a $0.2 million increase in personnel-related costs, including a $0.1 million increase in stock-based compensation, as we increased the number of customer support employees to support our overall growth.

Research and Development Expenses.    Research and development expenses for the year ended December 31, 2011 were $20.7 million, an increase of $5.6 million, or 37%, over research and development expenses of $15.2 million for the year ended December 31, 2010. As a percentage of revenue, research and development expenses were 17% and 15% for the year ended December 31, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to a $4.5 million increase in personnel-related costs as we hired additional employees to improve the ease of use and functionality of our existing services and develop new service offerings, retained employees from the Pachube acquisition in July 2011, recognition of $1.5 million of contingent payment costs also associated with the Pachube acquisition (see note 4 to the consolidated financial statements) and a $0.8 million increase in stock-based compensation primarily resulting from our decision to issue stock options to our Hungarian employees in 2011. The increase was also due to $0.4 million increase in professional fees, a $0.3 million increase in depreciation expense, a $0.1 million increase in travel-related costs, a $0.1 million increase in rent costs, a $0.1 million increase in hardware and software maintenance costs and $0.1 million increase in telecom costs. These were offset by a $0.2 million increase in costs related to internally developed computer software to be sold as a service which was incurred during the application development stage and therefore capitalized rather than expensed.

Sales and Marketing Expenses.    Sales and marketing expenses for the year ended December 31, 2011 were $57.2 million, an increase of $11.3 million, or 25%, over sales and marketing expenses of $45.9 million for the year ended December 31, 2010. As a percentage of revenue, sales and marketing expenses were 48% and 46% for the year ended December 31, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to a $6.0 million increase in personnel-related and recruiting costs, including a $1.1 million increase in stock-based compensation, from additional employees hired to support our growth in sales and expand our marketing efforts and $3.1 million increase in marketing program costs. The increase was also due to a $0.5 million increase in travel-related costs, a $0.5 increase in rent costs primarily related to the expansion of our corporate headquarters, a $0.4 million increase in credit card processing fees, a $0.3 million increase in hardware and software maintenance costs, a $0.2 million increase in telecom costs and a $0.1 million increase in depreciation expense.

General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2011 were $20.0 million, an increase of $7.7 million, or 62%, over general and administrative expenses of $12.3 million for the year ended December 31, 2010. As a percentage of revenue, general and administrative expenses were 17% and 12% for the year ended December 31, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to a $3.2 million increase in legal costs associated with our defense against the patent infringement claims made by 01 Communique. The increase was also due to a $2.6 million increase in personnel-related costs, primarily consisting of a $1.9 million increase in stock-based compensation, a $1.3 million state sales tax settlement for uncollected taxes, a $0.4 million increase in accounting fees, a $0.2 million increase in hardware and software maintenance costs and a $0.1 million increase in travel-related costs. These were offset by a $0.2 million decrease in professional fees.

Legal Settlement Expenses.    Legal settlement expenses for the year ended December 31, 2011 were $1.3 million compared to $0 for the year ended December 31, 2010. Legal settlement expenses for the year ended December 31, 2011 were related to the License Agreement we entered into with Gemini IP LLC on April 25, 2011 (see Note 12 to the Notes to the Consolidated Financial Statements).

Amortization of Acquired Intangibles.    Amortization of acquired intangibles for the year ended December 31, 2011 and 2010 was $0.2 million and $0.3 million, respectively, and related primarily to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc.

Interest and Other Income, Net.    Interest and other income, net was income of approximately $0.3 million and $0.4 million for the years ended December 31, 2011 and 2010, respectively. The change was mainly due to an increase in interest income resulting from an increase in the balance of funds invested in higher yielding marketable securities, offset by an increase in foreign currency losses.

Income Taxes.    During the years ended December 31, 2011, we recorded a provision for federal, state and foreign income taxes of approximately $4.0 million compared to a benefit of $2.5 million for the year ended December 31, 2010. Our effective tax rate increased year-over-year as we released our $8.6 million valuation allowance against primarily all of our net domestic deferred tax assets during the year ended December 31, 2010, and also as a result of losses incurred in our UK subsidiaries attributable to our Pachube acquisition for which no corresponding benefit was recognized during the year ended December 31, 2011. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2011 and 2010, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary. Additionally, as of December 31, 2011, we maintained a full valuation allowance against the deferred tax assets of our Pachube subsidiary. These entities have historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

Net Income. We recognized net income of $5.8 million for the year ended December 31, 2011 compared to net income of $21.1 million for the year ended December 31, 2010. For the year ended December 31, 2011, revenue increased $18.4 million while cost of revenue increased $1.4 million, operating expenses increased $25.6 million and our tax provision increased $6.5 million, resulting in a $15.3 million decrease in net income.

The $18.4 million increase in revenue is primarily due to a $28.0 million increase in revenue from new customers and add-on revenues from our existing customer base partially offset by a $9.6 million decrease in revenue related to our Intel agreement which ended in December 2010.

The $1.4 million increase in cost of revenue is primarily due to a $0.7 million increase in costs to manage our data centers and the hosting of our services, a $0.3 million increase in acquisition related amortization, and $0.2 million related to an increase in personnel-related costs.

The $25.6 million increase in operating expenses is primarily due to a $7.8 million increase in personnel-related costs, a $3.8 million increase in stock-based compensation, a $3.6 million increase in patent litigation related costs, a $3.1 million increase in marketing program costs, a $1.8 million increase in acquisition related costs and amortization, a $1.3 million state sales tax settlement, and a $1.0 million increase in equipment and software related costs.

The $6.5 million increase in our tax provision is primarily due to a provision for federal, state, and foreign income taxes of $4.0 million for the year ended December 31, 2011, compared to a $6.1 million provision for the year ended December 31, 2010, which was offset by an $8.6 million tax benefit associated with the reversal of our valuation allowance against our domestic and certain foreign deferred tax assets.

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

Net Income. We recognized net income of $21.1 million for the year ended December 31, 2010 compared to net income of $8.8 million for the year ended December 31, 2009. The $12.3 million increase in net income for the year ended December 31, 2010, is primarily due to a $26.6 million increase in revenue partially offset by a $1.6 million increase in cost of revenue and a $16.1 million increase in operating expense. The increase in net income is also due to a $2.5 million tax benefit for the year ended December 31, 2010, compared to a $0.3 million tax provision for the year ended December 31, 2009.

The $26.6 million increase in revenue is primarily due to a $23.0 million increase in revenue from new customers and add-on revenues from our existing customer base and $3.6 million of incremental revenue related to the one-time termination payment and acceleration of development fees recognized as revenue related to the early termination of the Intel agreement in December 2010.

The $1.6 million increase in cost of revenue is primarily due to a $0.9 million increase in costs to manage our data centers and the hosting of our services and an $0.8 million increase in customer support costs which primarily relate to increased personnel-related costs.

The $16.1 million increase in operating expenses is primarily due to a $6.4 million increase in marketing program costs, a $4.6 million increase in personnel-related costs, a $1.8 million increase in stock-based compensation, a $1.0 million increase in professional fees, a $0.5 million increase in travel-related costs, and a $0.4 million increase in rent costs.

For the year ended December 31, 2010, we recorded a tax benefit of $2.5 million which consists of a $6.1 provision for federal, state, and foreign income taxes, offset by an $8.6 million tax benefit associated with the reversal of our valuation allowance against our domestic and certain foreign deferred tax assets. For the year ended December 31, 2009, we recorded a tax provision of $0.3 million for alternative minimum taxes, state and foreign income taxes.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2009	2010	2011
		(In thousands)
Net cash provided by operations	$24,339	$36,469	$32,871
Net cash used in investing activities	(33,165)	(65,003)	(17,760)
Net cash provided by financing activities	86,157	5,789	12,094
Effect of exchange rate changes	46	(265)	(881)

Net increase (decrease) in cash	$77,237	$(23,010)	$26,324

At December 31, 2011, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $198.6 million. Total cash and cash equivalents held by our foreign subsidiaries totaled approximately $6.4 million at December 31, 2011.

Cash Flows From Operating Activities

Net cash provided by operating activities was $32.9 million, $36.5 million, and $24.3 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Net cash inflows from operating activities during the year ended December 31, 2011 were mainly attributable to a $15.5 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth. Net cash inflows from operating activities were also attributable to non-cash operating expenses, including $8.9 million for stock compensation, $4.4 million for depreciation and amortization, and a $3.8 million provision from deferred income taxes, offset by non-cash benefits, primarily including a $5.9 million income tax benefit from the exercise of stock options. The increase in net cash inflows from operating activities were also attributable to a $3.3 million increase in accounts payable and accrued expenses, a $0.1 million increase in other long-term liabilities and a $0.1 million decrease in prepaid expenses and other current assets, offset by a $4.1 million increase in accounts receivable and a $0.2 increase in other assets. We expect that our future cash flows from operating activities will be impacted by the contingent payments associated with the Pachube and Bold Software acquisitions. Also, if 01 Communique is successful in their appeal of the summary judgment ruling granted to us in May 2011, we may continue to incur significant legal costs, which could impact our future cash flows from operating activities.

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

Cash Flows From Investing Activities

Net cash used in investing activities was $17.8 million, $65.0 million and $33.2 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Net cash used in investing for the year ended December 31, 2011 was primarily related to the acquisition of Pachube for $10.0 million and the purchase of $150.1 million of marketable securities offset by proceeds of $145.0 million from maturity of marketable securities. Net cash used in investing activities also related to the addition of $2.3 million in property and equipment mainly related to the expansion and upgrade of our data center capacity as well as the expansion and upgrade of our internal IT infrastructure.

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

Our future capital requirements may vary materially from historical levels and will depend on many factors including, but not limited to, the expansion of existing offices, the establishment of additional offices in the United States and worldwide, the expansion of our data center infrastructure, the development of new services and the expansion of our sales, support, development and marketing organizations necessary to support our growth. Since our inception, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We also intend to make investments in computer equipment and systems and infrastructure related to existing and new offices as we move and expand our facilities, add additional personnel and continue to grow our business. We are not currently party to any purchase contracts related to future capital expenditures.

Cash Flows From Financing Activities

Net cash provided by financing activities for the year ended December 31, 2011 was primarily related to $6.2 million in proceeds received from the issuance of common stock upon exercise of stock options as well as a $5.9 million income tax benefit from the exercise of stock options.

Net cash flows provided by financing activities were $5.8 million for the year ended December 31, 2010 and were mainly related to $4.8 million in proceeds received from the issuance of common stock upon exercise of stock options as well as a $1.1 million income tax benefit from the exercise of stock options offset by $0.2 million in payments made in connection with our secondary public offering.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$8,418,000	$2,666,000	$3,050,000	$2,444,000	$258,000
Hosting service agreements	$1,094,000	$1,094,000	—	—	—

Total	$9,512,000	$3,760,000	$3,050,000	$2,444,000	$258,000

The commitments under our operating leases shown above consist primarily of lease payments for our Woburn, Massachusetts corporate headquarters, our international offices located in Hungary, The Netherlands, Australia, the United Kingdom and Japan, and contractual obligations related to our data centers.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (ASU 2011-12), which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-05 is effective for us in our first quarter of fiscal 2012 and should be applied retrospectively. We do not expect the adoption of ASU 2011-05 and ASU 2011-12 to have a material impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 4). ASU 2011-04 is effective for us in our first quarter of fiscal 2012 and should be applied prospectively. We do not expect the adoption of ASU 2011-04 to have a material impact on our financial position, results of operations or cash flows.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Foreign Currency Exchange Risk.    Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a result of the majority of our research and development expenditures being made from our Hungarian research and development facilities, and in our international sales and marketing offices in The Netherlands, the United Kingdom, Australia, Japan, Brazil and India. In the year ended December 31, 2011, approximately 15%, 4%, 6% and 2% of our operating expenses occurred in our operations in Hungary, The Netherlands, the United Kingdom and Australia, respectively, and less than 1% each in Japan, Brazil and India. In the year ended December 31, 2010, approximately 15%, 9%, 3%, 4% and less than 1% of our operating expenses occurred in our operations in Hungary, The Netherlands, Australia, the United Kingdom and Brazil, respectively.

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

LogMeIn, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

LogMeIn, Inc.

Woburn, Massachusetts

We have audited the accompanying consolidated balance sheets of LogMeIn, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2011, and the related consolidated statements of income, redeemable convertible preferred stock, equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LogMeIn, Inc. and subsidiaries as of December 31, 2010 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Boston, Massachusetts

February 24, 2012

LogMeIn, Inc.

Consolidated Balance Sheets

	December 31, 2010	December 31, 2011
ASSETS
Current assets:
Cash and cash equivalents	$77,279,987	$103,603,684
Marketable securities	90,144,484	95,040,045
Accounts receivable (net of allowance for doubtful accounts of $111,000 and $109,000 as of December 31, 2010 and December 31, 2011, respectively)	4,744,392	8,747,104
Prepaid expenses and other current assets (including $9,000 and $0 of non-trade receivable due from related party at December 31, 2010 and December 31, 2011, respectively)	2,905,618	2,411,640
Deferred income tax assets	1,315,529	1,980,342

Total current assets	176,390,010	211,782,815
Property and equipment, net	6,198,487	5,202,721
Restricted cash	350,481	369,792
Intangibles, net	577,815	3,260,612
Goodwill	615,299	7,258,743
Other assets	27,019	242,122
Deferred income tax assets	2,518,158	3,940,312

Total assets	$186,677,269	$232,057,117

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,176,390	$6,275,163
Accrued liabilities	10,829,310	10,472,805
Deferred revenue, current portion	41,763,138	55,961,859

Total current liabilities	54,768,838	72,709,827
Deferred revenue, net of current portion	1,030,017	2,302,465
Other long-term liabilities	500,156	1,239,136

Total liabilities	56,299,011	76,251,428

Commitments and contingencies (Note 12)
Preferred stock, $0.01 par value — 5,000,000 shares authorized, 0 shares outstanding as of December 31, 2010 and December 31, 2011
Equity:
Common stock, $0.01 par value — 75,000,000 shares authorized as of December 31, 2010 and December 31, 2011; 23,858,514 and 24,551,641 shares issued and outstanding as of December 31, 2010 and December 31, 2011, respectively	238,585	245,516
Additional paid-in capital	133,425,098	154,440,369
(Accumulated deficit) retained earnings	(3,084,316)	2,677,128
Accumulated other comprehensive loss	(201,109)	(1,557,324)

Total equity	130,378,258	155,805,689

Total liabilities and equity	$186,677,269	$232,057,117

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2009	2010	2011
Revenue (including $6,007,000, $9,580,000 and $0 from a related party during the years ended December 31, 2009, 2010 and 2011, respectively)	$74,408,660	$101,057,207	$119,460,926
Cost of revenue	7,508,376	9,124,645	10,573,781

Gross profit	66,900,284	91,932,562	108,887,145

Operating expenses
Research and development	13,148,986	15,213,902	20,780,061
Sales and marketing	35,820,996	45,868,817	57,155,727
General and administrative	8,297,399	12,319,316	19,975,048
Legal settlements	—	—	1,250,000
Amortization of acquired intangibles	327,716	337,753	228,138

Total operating expenses	57,595,097	73,739,788	99,388,974

Income from operations	9,305,187	18,192,774	9,498,171
Interest income	129,485	634,657	862,966
Interest expense	(1,766)	(1,000)	(1,207)
Other expense	(294,116)	(218,816)	(564,466)

Income before income taxes	9,138,790	18,607,615	9,795,464
(Provision) benefit for income taxes	(341,537)	2,491,029	(4,034,020)

Net income	8,797,253	21,098,644	5,761,444

Accretion of redeemable convertible preferred stock	(1,311,225)	—	—

Net income attributable to common stockholders	$7,486,028	$21,098,644	$5,761,444

Net income attributable to common stockholders per share:
Basic	$0.39	$0.91	$0.24
Diluted	$0.37	$0.85	$0.23
Weighted average shares outstanding:
Basic	12,989,943	23,244,479	24,175,621
Diluted	14,835,314	24,839,905	25,154,599

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Redeemable Convertible Preferred Stock, Equity and Comprehensive Income

	Series A Redeemable Convertible Preferred Stock		Series B Redeemable Convertible Preferred Stock		Series B-1 Redeemable Convertible Preferred Stock		Total Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Stockholders’ Equity	Comprehensive Income
	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount	Number of Shares	Amount
Balance at January 1, 2009	17,010,413	12,500,967	11,668,703	11,628,984	2,222,223	10,713,318	30,901,339	34,843,269	3,980,278	39,803	311,048	(32,980,213)	9,987	(32,619,375)
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	258,229	2,582	514,027	—	—	516,609
Issuance of common stock in connection with initial public offering, net of issuance costs of $2,672,414	—	—	—	—	—	—	—	—	5,750,000	57,500	82,830,086	—	—	82,887,586
Issuance of common stock in connection with secondary public offering, net of issuance costs of $508,314	—	—	—	—	—	—	—	—	99,778	998	1,235,057	—	—	1,236,055
Accretion of Redeemable Convertible Preferred Stock to redemption value	—	509,072	—	399,206	—	402,947	—	1,311,225	—	—	(1,311,225)	—	—	(1,311,225)
Conversion of redeemable convertible preferred stock to common stock upon close of initial public offering	(17,010,413)	(13,010,039)	(11,668,703)	(12,028,190)	(2,222,223)	(11,116,265)	(30,901,339)	(36,154,494)	12,360,523	123,605	36,030,889	—	—	36,154,494
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	2,855,490	—	—	2,855,490
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	8,797,253	—	8,797,253	$8,797,253
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—					(53,691)	(53,691)	(53,691)
Cumulative translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	46,155	46,155	46,155

Total comprehensive income															$8,789,717

Balance at December 31, 2009	—	—	—	—	—	—	—	—	22,448,808	224,488	122,465,372	(24,182,960)	2,451	98,509,351
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	1,409,706	14,097	4,820,786	—	—	4,834,883
Income tax benefit from stock options exercises	—	—	—	—	—	—	—	—	—	—	1,149,843	—	—	1,149,843
Reversal of accrued offering costs in connection with secondary public offering	—	—	—	—	—	—	—	—	—	—	25,222	—	—	25,222
Stock-based compensation	—	—	—	—	—	—	—	—	—	—	4,963,875	—	—	4,963,875
Comprehensive income:
Net income	—	—	—	—	—	—	—	—	—	—	—	21,098,644	—	21,098,644	$21,098,644
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	—	—					79,570	79,570	79,570
Cumulative translation adjustments	—	—	—	—	—	—	—	—	—	—	—	—	(283,130)	(283,130)	(283,130)

Total comprehensive income															$20,895,084

Balance at December 31, 2010	—	—	—	—	—	—	—	—	23,858,514	$238,585	$133,425,098	$(3,084,316)	$(201,109)	$130,378,258
Issuance of common stock upon exercise of stock options	—	—	—	—	—	—	—	—	693,127	6,931	6,200,198			6,207,129
Income tax benefit from stock options exercises	—	—	—	—	—	—	—	—			5,886,968			5,886,968
Stock-based compensation	—	—	—	—	—	—	—	—			8,928,105			8,928,105
Comprehensive income:	—	—	—	—	—	—	—	—						—
Net income	—	—	—	—	—	—	—	—				5,761,444		5,761,444	$5,761,444
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	—	—					(32,978)	(32,978)	(32,978)
Cumulative translation adjustments	—	—	—	—	—	—	—	—					(1,323,237)	(1,323,237)	(1,323,237)

Total comprehensive income															$4,405,229

Balance at December 31, 2011	—	$—	—	$—	—	$—	—	$—	24,551,641	$245,516	$154,440,369	$2,677,128	$(1,557,324)	$155,805,689

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2010	2011
Cash flows from operating activities
Net income	$8,797,253	$21,098,644	$5,761,444
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,201,029	3,719,721	4,402,592
Amortization of premium on investments	931	239,090	133,547
Provision for bad debts	115,000	87,500	85,000
Provision for (benefit from) deferred income taxes	14,696	(2,673,141)	3,793,440
Income tax benefit from the exercise of stock options	—	(1,149,843)	(5,886,968)
Stock-based compensation	2,921,612	4,991,715	8,924,623
(Loss) gain on disposal of equipment	998	(1,882)	(396)
Changes in assets and liabilities:
Accounts receivable	435,971	(682,247)	(4,087,712)
Prepaid expenses and other current assets	(168,939)	(1,071,375)	493,978
Other assets	(7,559)	2,899	(215,102)
Accounts payable	729,687	(331,753)	3,787,188
Accrued liabilities	2,104,029	3,643,713	(530,853)
Deferred revenue	5,744,457	8,690,287	15,471,169
Other long-term liabilities	449,877	(94,775)	738,980

Net cash provided by operating activities	24,339,042	36,468,553	32,870,930

Cash flows from investing activities
Purchases of marketable securities	(30,010,825)	(185,348,800)	(150,065,750)
Proceeds from sale or disposal of marketable securities	—	125,000,000	145,000,000
Purchases of property and equipment	(3,373,180)	(4,243,166)	(2,322,480)
Intangible asset additions	—	(416,062)	(346,375)
Cash paid for acquisition	—	—	(10,000,000)
Decrease (increase) in restricted cash and deposits	218,854	5,118	(25,569)

Net cash used in investing activities	(33,165,151)	(65,002,910)	(17,760,174)

Cash flows from financing activities
Proceeds from issuance of common stock in connection with initial offering, net of issuance cost of $1,397,000	84,162,339	—	—
Proceeds from issuance of common stock in connection with secondary public offering, net of issuance cost of $266,000	1,478,027	—	—
Payments of issuance costs related to secondary offering of common stock	—	(195,840)	—
Proceeds from issuance of common stock upon option exercises	516,609	4,834,883	6,207,129
Income tax benefit from the exercise of stock options	—	1,149,843	5,886,968

Net cash provided by financing activities	86,156,975	5,788,886	12,094,097

Effect of exchange rate changes on cash and cash equivalents and restricted cash	46,154	(264,543)	(881,156)

Net increase (decrease) in cash and cash equivalents	77,377,020	(23,010,014)	26,323,697
Cash and cash equivalents, beginning of period	22,912,981	100,290,001	77,279,987

Cash and cash equivalents, end of period	$100,290,001	$77,279,987	$103,603,684

Supplemental disclosure of cash flow information
Cash paid for interest	$1,768	$1,000	$1,207
Cash paid for income taxes	$81,922	$612,566	$356,162
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$163,639	$388,501	$670,744
Accretion of redeemable convertible preferred stock	$1,311,225	$—	$—
Deferred stock offering costs included in accounts payable and and accrued liabilities	$241,972	$—	$—
Conversion of redeemable preferred stock to common stock	$36,154,494	$—	$—
Fair value of contingent consideration in connection with acquisition included in accrued liabilities and other long term liabilities	$—	$—	$212,536

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Notes to Consolidated Financial Statements

1.	Nature of the Business

LogMeIn, Inc. (the “Company”) develops and markets a suite of remote access, remote support, and collaboration solutions that provide instant, secure connections between Internet enabled devices. The Company’s product line includes GravityTM, LogMeIn Free®, LogMeIn Pro®, LogMeIn® CentralTM, LogMeIn Rescue®, LogMeIn® Rescue+MobileTM, LogMeIn Backup®, LogMeIn® IgnitionTM, the LogMeIn App, LogMeIn Hamachi®, join.meTM, PachubeTM BoldChat, and RemotelyAnywhere®. The Company is based in Woburn, Massachusetts with wholly-owned subsidiaries in Hungary, The Netherlands, Australia, the United Kingdom, Brazil, Japan, India and Ireland.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses reported as a component of accumulated other comprehensive income in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2010 and 2011, marketable securities consisted of U.S. government agency securities that have remaining maturities within two years and have an aggregate amortized cost of $90,119,605 and $95,051,808 and an aggregate fair value of $90,144,484 and $95,040,045, including $65,136 and $102,552 of unrealized gains and $40,257 and $114,315 of unrealized losses.

Restricted Cash — As of December 31, 2010 and 2011, the Company had a letter of credit of $125,000 from a bank. The letter of credit was issued in lieu of a security deposit on its Woburn, Massachusetts office lease. The letter of credit is secured by a certificate of deposit in the same amount which is held at the same financial institution. As of December 31, 2010 and 2011, the Company had a security deposit with a bank related to its Budapest, Hungary office lease in the amount of 170,295 Euro (which totaled $225,481 and $219,988 at December 31, 2010 and 2011, respectively). In February 2011, the Company entered into a lease for new office space for its Australian office which required a bank guarantee in the amount of $24,375 AUD (which totaled $24,808 at December 31, 2011). Such amounts are classified as long-term restricted cash in the accompanying consolidated balance sheets.

Accounts Receivable — The Company reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Estimates are used to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value. The estimates are based on an analysis of past due receivables, historical bad debt trends, current economic conditions, and customer specific information. After the Company has exhausted all collection efforts, the outstanding receivable balance relating to services provided is written off against the allowance and the balance related to services not yet delivered is charged as an offset to deferred revenue.

Activity in the allowance for doubtful accounts was as follows:

	December 31,
	2009	2010	2011
Balance, beginning	$69,266	$83,116	$110,751
Provision for bad debt	115,000	87,500	85,000
Uncollectible accounts written off	101,150	59,865	87,009

Balance, ending	$83,116	$110,751	$108,742

Property and Equipment — Property and equipment are recorded at cost and depreciated using the straight-line method over the estimated useful lives of the related assets. Upon retirement or sale, the cost of the assets disposed of and the related accumulated depreciation are eliminated from the accounts, and any resulting gain or loss is reflected in the consolidated statements of income. Expenditures for maintenance and repairs are charged to expense as incurred.

Estimated useful lives of assets are as follows:

Computer equipment and software	2 —3 years
Office equipment	3 years
Furniture and fixtures	5 years
Leasehold Improvements	Shorter of lease term or estimated useful life

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired related to the Pachube acquisition in July 2011 (see note 4) and the Applied Networking acquisition in July 2006. The Company does not amortize goodwill, but performs an annual impairment test of goodwill on the last day of its fiscal year and whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of December 31,2011, the fair value of the Company as a whole significantly exceeds the carrying amount of the Company. Through December 31, 2011, no impairments have occurred.

Long-Lived Assets and Intangible Assets — The Company records intangible assets at their respective estimated fair values at the date of acquisition. Intangible assets are being amortized using the straight-line method over their estimated useful lives, which range from three to five years.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through December 31, 2011, no impairments have occurred.

Revenue Recognition — The Company derives revenue primarily from subscription fees related to its LogMeIn premium services, the licensing of its Ignition for iPhone, iPad and Android software products, and the licensing of the Company’s RemotelyAnywhere software and its related maintenance.

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

Revenue from the sales of the Company’s Ignition for iPhone, iPad and Android software product, which is sold as a perpetual license, is recognized when there is persuasive evidence of an arrangement, the product has been provided to the customer, the collection of the fee is probable, and the amount of the fees to be paid by the customer is fixed and determinable.

The Company’s multi-element arrangements typically include subscription and professional services, which include development services. The Company has determined that the delivered items within its multi-element arrangements do not have value to the customer on a stand-alone basis as the services are not sold by any other vendor and the customer would not be able to resell such services. As a result, the deliverables within these arrangements do not qualify for treatment as separate units of accounting. Accordingly, the Company accounts for fees received under these multi-element arrangements as a single unit of accounting and recognizes the entire arrangement consideration ratably over the term of the related agreement, or the customer life, commencing when all the significant performance obligation have been delivered and when all the revenue recognition criteria have been met.

Revenues are reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction.

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

As of December 31, 2011, no customers accounted for more than 10% of accounts receivable and there were no customers that represented 10% or more of revenue for the years ended December 31, 2009, 2010, or 2011. As of December 31, 2010, one customer accounted for 14% of accounts receivable.

Legal costs — Legal expenditures are expensed as incurred.

Research and Development — Research and development expenditures are expensed as incurred.

In June 2009, the Company received approval of a grant from the Hungarian government which reimburses it for a portion of its Hungarian research and development related costs for a three year period, beginning in September 2008. These reimbursements are recorded as a reduction of research and development expense and totaled approximately $200,000, $371,000 and $279,000 for the years ended December 31, 2009, 2010, and 2011. The Company does not expect to receive any additional reimbursements related to this grant.

Software Development Costs — The Company has determined that technological feasibility of its software products that are sold as a perpetual license is reached shortly before their introduction to the marketplace. As a result, development costs incurred after the establishment of technological feasibility and before their release to the marketplace have not been material and such costs have been expensed as incurred.

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

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency losses of approximately $18,000, $219,000 and $564,000 for the years ended December 31, 2009, 2010 and 2011.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2011, the Company has provided a liability for approximately $198,000 for uncertain tax positions. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

Advertising Costs — The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2009, 2010 and 2011, was approximately $11,717,000, $17,678,000, and $20,458,000 respectively, which consisted primarily of online paid searches, banner advertising, and other online marketing and is included in sales and marketing expense in the accompanying consolidated statements of income.

Comprehensive Income — Comprehensive income is the change in stockholders’ equity during a period relating to transactions and other events and circumstances from non-owner sources and currently consists of net income, foreign currency translation adjustments, and unrealized gains and losses, net of tax on available-for-sale securities.

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

The Company’s revenue (based on customer address) and long-lived assets by geography are as follows:

	Years Ended December 31,
	2009	2010	2011
Revenues:
United States(1)	$52,440,000	$68,960,000	$79,050,000
United Kingdom	6,525,000	8,871,000	10,652,000
International — all other	15,444,000	23,226,000	29,759,000

Total revenue	$74,409,000	$101,057,000	$119,461,000

Long-lived assets:
United States	$2,981,000	$3,894,000	$3,177,000
Hungary	1,208,000	1,700,000	1,373,000
United Kingdom	425,000	385,000	264,000
International — all other	245,000	219,000	389,000

Total long-lived assets	$4,859,000	$6,198,000	$5,203,000

(1)	United States revenue for the years ended December 31, 2009 and 2010 includes $6,007,000 and $9,580,000 in revenue associated with the Intel Agreement.

Net Income (Loss) Attributable to Common Stockholders Per Share — Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding during the period and the options to purchase common shares from the assumed exercise of stock options.

The Company used the two-class method to compute net income (loss) per share for the year ended December 31, 2009, because the Company had previously issued securities, other than common stock, that contractually entitled the holders to participate in dividends and earnings of the Company. The two class method requires earnings available to common stockholders for the period, after an allocation of earnings to participating securities, to be allocated between common and participating securities based upon their respective rights to receive distributed and undistributed earnings. The Company’s convertible preferred stock was a participating security as it shared in any dividends paid to common stockholders. Such participating securities were automatically converted to common stock upon the Company’s IPO in July 2009. Basic net income (loss) attributable to common stockholders per share was computed after allocation of earnings to the convertible preferred stock (losses were not allocated) by using the weighted average number common shares outstanding for the period.

The following potential common shares were excluded from the computation of diluted net income (loss) per share attributable to common stockholders because they had an antidilutive impact:

	Years Ended December 31,
	2009		2010	2011
Options to purchase common stock	116,900		1,098,775	983,900
Conversion of redeemable convertible preferred stock	12,360,523	(1)	—	—

Total options and conversion of redeemable convertible preferred stock	12,477,423		1,098,775	983,900

(1)	The redeemable convertible preferred stock was considered antidilutive for the period prior to the Company’s IPO on July 7, 2009. Subsequent to the conversion it is included in common stock.

Basic and diluted net income per share was calculated as follows:

Year Ended December 31, 2010
Basic:
Net income	$21,098,644

Weighted average common shares outstanding, basic	23,244,479

Net income, basic	$0.91

Diluted:
Net income	$21,098,644

Weighted average common shares outstanding	23,244,479
Add: Options to purchase common shares	1,595,426

Weighted average common shares outstanding, diluted	24,839,905

Net income, diluted	$0.85

Year Ended December 31, 2011
Basic:
Net income	$5,761,444

Weighted average common shares outstanding, basic	24,175,621

Net income, basic	$0.24

Diluted:
Net income	$5,761,444

Weighted average common shares outstanding	24,175,621
Add: Options to purchase common shares	978,978

Weighted average common shares outstanding, diluted	25,154,599

Net income, diluted	$0.23

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

Through December 31, 2011, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding. The Company does not expect any significant claims related to these indemnification obligations generally and, consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

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

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (ASU 2011-12), which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-05 is effective for us in our first quarter of fiscal 2012 and should be applied retrospectively. The Company does not expect the adoption of ASU 2011-05 and ASU 2011-12 to have a material impact on its financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 4). ASU 2011-04 is effective for us in our first quarter of fiscal 2012 and should be applied prospectively. The Company does not expect the adoption of ASU 2011-04 to have a material impact on its financial position, results of operations or cash flows.

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

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2010
Cash equivalents — money market funds	$48,074,441	$48,074,441	$—	$—
Cash equivalents — bank deposits	5,022,089	—	5,022,089	—
Short-term marketable securities — U.S. government agency securities	90,144,484	90,144,484	—	—
Balance at December 31, 2011
Cash equivalents — money market funds	$53,839,536	$53,839,536	$—	$—
Cash equivalents — bank deposits	5,032,135	—	5,032,135	—
Short-term marketable securities — U.S. government agency securities	95,040,045	85,040,105	9,999,940	—
Contingent consideration liability	—	—	—	212,536

Bank deposits and certain U.S. government agency securities are classified within the second level of the fair value hierarchy and the fair value of those assets are determined based upon quoted prices for similar assets in active markets.

The Level 3 liability consists of contingent consideration related to the July 19, 2011 acquisition of Pachube. The fair value of the contingent consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 13% discount rate and a 76% weighted-probability of achieving the earn-out. The current portion of contingent consideration is included in Accrued liabilities and the non-current portion is included in Other long-term liabilities. A reconciliation of the beginning and ending Level 3 liability is as follows:

Year Ended December 31, 2011
Balance beginning of period	$—
Transfers into Level 3	192,561
Payments	—
Change in fair value (included within research and development expense)	19,975

Balance end of period	$212,536

4.	Acquisition

On July 19, 2011, the Company acquired substantially all of the assets of Connected Environments (BVI) Limited, a British Virgin Island limited company and Connected Environments, Limited, a U.K. limited company (collectively, “Connected Environments”), primarily including their Pachube service, for an initial cash payment of $10 million plus contingent payments totaling up to $5.2 million. The Pachube service is a cloud-based connectivity and data management platform for the Internet of Things. The Company acquired Pachube to expand its capabilities with embedded devices and enter into the Internet of Things market. The operating results of the acquired Pachube service, of which there was no revenue and $2.7 million of expenses during the year ended December 31, 2011, are included in the consolidated financial statements beginning on the acquisition date.

The Pachube acquisition has been accounted for as a business combination. The assets acquired and the liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company retained an independent third-party valuation firm to assist in determining the fair value of the intangible assets using the cost method with estimates and assumptions provided by Company management. The excess of the purchase price over the tangible net assets and identifiable intangible assets was recorded as goodwill.

The purchase price was allocated as follows:

Amount
Tangible assets	$7,595
Technology and know-how	3,250,000
Goodwill	6,934,966

Total purchase price	10,192,561
Liability for contingent consideration	(192,561)

Cash paid	$10,000,000

The asset purchase agreement included a contingent payment provision requiring the Company to make additional payments to the shareholders of Connected Environments, as well as certain employees, on the first and second anniversaries of the acquisition, contingent upon the continued employment of certain employees and the achievement of certain product performance metrics. The range of the contingent payments that the Company could pay is between $0 to $4,898,000. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout primarily to research and development expense ratably over the performance period, as it believes it is probable that the criteria will be met.

The asset purchase agreement also includes a contingent payment provision to a non-employee shareholder for an amount between $0 and $267,000, which the Company has concluded is part of the purchase price and will be paid on the first and second anniversary of the acquisition. This contingent liability was recorded at its fair of $192,561 at the acquisition date. The Company will re-measure the fair value of the consideration at each subsequent reporting period and recognize any adjustment to fair value as part of earnings.

The goodwill recorded in connection with this transaction is primarily related to the expected synergies to be achieved related to Gravity, the Company’s service delivery platform, and the ability to leverage existing sales and marketing capacity and customer base with respect to the acquired Pachube service. All goodwill acquired is expected to be deductible for income tax purposes.

The Company incurred approximately $324,000 of acquisition-related costs which are included in general and administrative expense for the year ended December 31, 2011.

5.	Goodwill and Intangible Assets

The changes in the carry amounts of goodwill for the year ended December 31, 2011 include goodwill related to the Pachube acquisition and the impact of foreign currency translation adjustments related to the asset balances that are recorded in non-US currencies.

Changes in goodwill for the year ended December 31, 2011, are as follows:

Balance, December 31, 2010	$615,299
Goodwill related to the acquisition of Pachube	6,934,966
Foreign currency translation adjustments	(291,522)

Balance, December 31, 2011	$7,258,743

Intangible assets consist of the following:

		December 31, 2010			December 31, 2011
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets:
Trademark	5 years	$635,506	$563,105	$72,401	$635,506	$635,506	$—
Customer base	5 years	1,003,068	888,791	114,277	1,003,068	1,003,068	—
Domain names	5 years	202,120	10,038	192,082	222,826	51,499	171,327
Software	4 years	298,977	298,977	—	298,977	298,977	—
Technology	4 years	1,361,900	1,361,900	—	1,361,900	1,361,900	—
Technology and know-how	3 years	—	—	—	3,113,381	469,376	2,644,005
Internally developed software	3 years	213,942	14,887	199,055	539,612	94,332	445,280

		$3,715,513	$3,137,698	$577,815	$7,175,270	$3,914,658	$3,260,612

As a result of the Pachube acquisition, the Company capitalized $3,250,000 of technology and know-how as an intangible asset. Changes in the gross carrying amount of technology and know-how are due to foreign currency translation adjustments. The Company is amortizing this intangible asset on a straight line basis to cost of revenue over an estimated useful life of three years.

The Company capitalized costs related to internally developed computer software to be sold as a service incurred during the application development stage of $213,942 and $325,670 during 2010 and 2011, respectively, and is amortizing these costs over the expected lives of the related services. The Company paid $202,120 and $20,706 during 2010 and 2011, respectively, to acquire domain names.

The Company is amortizing the intangible assets on a straight-line basis over the estimated useful lives noted above. Amortization expense for intangible assets was $742,934, $589,612 and $794,112 for the years ended December 31, 2009, 2010 and 2011, respectively. Amortization relating to software, technology and know-how and internally developed software is recorded within cost of revenues and the amortization of trademark, customer base, and domain names is recorded within operating expenses. Future estimated amortization expense for intangible assets is as follows at December 31, 2011:

Amortization Expense (Years Ending December 31)	Amount
2012	$1,259,329
2013	1,251,233
2014	705,670
2015	41,264
2016	3,116

Total	$3,260,612

6.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2010	2011
Computer equipment and software	$10,787,862	$12,681,306
Office equipment	1,335,671	1,593,117
Furniture & fixtures	1,276,833	1,293,481
Leasehold improvements	1,270,531	1,367,160

Total property and equipment	14,670,897	16,935,064
Less accumulated depreciation and amortization	(8,472,410)	(11,732,343)

Property and equipment, net	$6,198,487	$5,202,721

Depreciation expense for property and equipment was $2,458,095, $3,130,559 and $3,608,480 for the years ended December 31, 2009, 2010 and 2011.

7.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2010	December 31, 2011
Marketing programs	$3,265,692	$1,770,611
Payroll and payroll related	4,535,322	5,333,430
Professional fees	745,834	795,720
Other accrued liabilities	2,282,462	2,573,044

Total accrued expenses	$10,829,310	$10,472,805

8.	Income Taxes

The domestic and foreign components of income before provision for income taxes are as follows:

	Years Ended December 31,
	2009	2010	2011
Domestic	$6,875,833	$15,918,650	$9,422,814
Foreign	2,262,957	2,688,965	372,650

Total income before provision for income taxes	$9,138,790	$18,607,615	$9,795,464

The provision (benefit) for income taxes is as follows:

	Years Ended December 31,
	2009	2010	2011
Current
Federal	$163,444	$810,518	$5,477,164
State	90,789	423,119	235,074
Foreign	72,608	154,318	139,636

Total	326,841	1,387,955	5,851,874

Deferred
Federal	13,947	(4,391,436)	(2,021,938)
State	749	521,472	187,825
Foreign	—	(9,020)	16,259

Total	14,696	(3,878,984)	(1,817,854)

Total provision (benefit) for income taxes	$341,537	$(2,491,029)	$4,034,020

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	For the Years Ended December 31,
	2009	2010	2011
Statutory tax rate	34.0%	35.0%	35.0%
Change in valuation allowance	(27.3)%	(45.9)%	0.0%
Impact of permanent differences	5.9%	(0.2)%	4.6%
Foreign tax rate differential	(7.6)%	(4.1)%	0.3%
Research and development credits	(3.1)%	(2.4)%	(2.6)%
State taxes, net of federal benefit	—	5.2%	3.4%
Impact of uncertain tax positions	—	—	2.0%
Other	1.8%	(1.0)%	(1.5)%

Effective tax rate	3.7%	(13.4)%	41.2%

The Company has deferred tax assets related to temporary differences and operating loss carryforwards as follows:

	December 31,
	2010	2011
Deferred tax assets:
Net operating loss carryforwards	$1,153,000	$1,749,000
Deferred revenue	694,000	1,191,000
Amortization	822,000	840,000
Research and development credit carryforwards	1,239,000	880,000
Bad debt reserves	43,000	43,000
Stock compensation associated with non-qualified awards	2,117,000	3,906,000
Other	594,000	1,151,000

Total deferred tax assets	6,662,000	9,760,000
Deferred tax asset valuation allowance	(2,036,000)	(2,969,000)

Net deferred tax assets	4,626,000	6,791,000

Deferred tax liabilities:
Depreciation	(645,000)	(626,000)
Goodwill amortization	(148,000)	(266,000)
Other	(10,000)	(4,000)

Total deferred tax liabilities	(803,000)	(896,000)

Total	$3,823,000)	$5,895,000

At December 31, 2010 and 2011, deferred tax liabilities of $10,000 and approximately $26,000, respectively, are included in accrued expenses.

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

During 2010, the Company reassessed the need for a valuation allowance against its deferred tax assets and concluded that it was more likely than not that it would be able to realize certain of its deferred tax assets primarily as a result of continued profitability, achievement of three years of cumulative profitability and forecasted future earnings. Accordingly, the Company reversed the valuation allowance related to its U.S. and certain foreign deferred tax assets of $8,570,000. As of December 31, 2010 and 2011, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary. Additionally, as of December 31, 2011, the Company maintained a full valuation allowance against the deferred tax assets of its Pachube subsidiary. These entities have historical losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable. The increase in the valuation allowance for the year ended December 31, 2011 was $933,000.

As of December 31, 2011, the Company had federal, state, and foreign net operating loss carryforwards of approximately $11,753,000, $8,817,000 and $14,708,000, respectively, which expire at varying dates through 2031 for federal purposes and primarily through 2016 for state income tax purposes. The Company’s foreign net operating loss carryforwards are not subject to expiration. The Company recognized a full valuation allowance against its Hungarian and Pachube net operating loss carryfowards. The domestic net operating loss carryforwards are available to offset future tax payments, however they are no longer recognized for book purposes as they have been utilized under the with-and-without method. The domestic net operating loss carryforwards include approximately $11,753,000 related to operating loss carryforwards resulting from excess tax benefits related to share based awards, the tax benefits of which, when recognized, will be accounted for as a credit to additional paid-in capital when they reduce taxes payable. The Company utilized approximately $5,683,000 of federal, $5,223,000 of state and added approximately $5,928,000 of foreign net operating loss carryforwards during the year ended December 31, 2011.

As of December 31, 2011, the Company had federal, state and foreign research and development credit carryforwards of approximately $757,000, $431,000 and $923,000, respectively, which are available to offset future federal and state taxes and expire through 2031. The Company’s foreign research and development credits expire beginning in 2014. The Company has recognized a full valuation allowance against its foreign research and development credit carryforwards. The domestic research and development credits are available to offset future tax payments, however they are no longer recognized for book purposes as they have been utilized under the with-and-without method.

The Company generally considers all earnings generated outside of the U.S. to be permanently reinvested offshore. Therefore, the Company does not accrue U.S. tax for the repatriation of the foreign earnings it considers to be permanently reinvested outside the U.S. As of December 31, 2011, the Company has not provided for federal income tax on approximately $1,665,823 of accumulated undistributed earnings of its foreign subsidiaries. The deferred tax liability related to these earnings would not be material.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. The Company had no amount recorded for any unrecognized tax benefits as December 31, 2009 or 2010. As of December 31, 2011, the Company has provided a liability of approximately $198,000 for uncertain tax positions. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

The Company has provided liabilities for uncertain tax provisions as follows:

	Years Ended December 31,
	2010	2011
Beginning balance	$—	$—
Gross decreases — tax positions in prior period	—	—
Gross increases — tax positions in current period	—	198,000

Ending balance	$—	$198,000

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the years ended 2009, 2010 and 2011, the Company did not recognize any interest or penalties in its statements of operations and there are no accruals for interest or penalties at December 31, 2010 and 2011.

The Company has performed an analysis of its ownership changes as defined by Section 382 of the Internal Revenue Code and has determined that an ownership change as defined by Section 382 occurred in October 2004 and March 2010 resulting in approximately $219,000 and $12,800,000 of NOLs being subject to limitation. As of December 31, 2011, all NOL’s generated by the Company, including those subject to limitation, are available for utilization given the Company’s large annual limitation amount. Subsequent ownership changes as defined by Section 382 could potentially limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

9.	Common Stock and Equity

Authorized Shares — On June 9, 2009, the Company’s Board of Directors approved a Restated Certificate of Incorporation to be effective upon the closing of the Company’s IPO. This Restated Certificate of Incorporation, among other things, increased the Company’s authorized common shares to 75,000,000 and authorized 5,000,000 shares of undesignated preferred stock.

Common Stock Reserved — As of December 31, 2010 and 2011, the Company has reserved the following number of shares of common stock for the exercise of stock options:

	Number of Shares as of
	December 31, 2010	December 31, 2011
Common stock options	4,862,993	4,169,866

Total reserved	4,862,993	4,169,866

10.	Stock Incentive Plan

On June 9, 2009, the Company’s Board of Directors approved the 2009 Stock Incentive Plan (the “2009 Plan”) which became effective upon the closing of the IPO. A total of 800,000 shares of common stock, subject to increase on an annual basis, are reserved for future issuance under the 2009 Plan. Shares of common stock reserved for issuance under the 2007 Stock Incentive Plan that remained available for issuance at the time of effectiveness of the 2009 Plan and any shares of common stock subject to awards under the 2007 Plan that expire, terminate, or are otherwise forfeited, canceled, or repurchased by the Company were added to the number of shares available under the 2009 Plan. The 2009 Plan is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted, the time at which awards are exercisable, the method of payment and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control. On January 1, 2010, subject to the provisions of the 2009 Plan, 448,996 shares were added to the shares available to grant. On May 27, 2010, the Company’s stockholders approved a 2,000,000 share increase to the shares available to grant under the 2009 Plan and removed the automatic annual share increase provision from the 2009 Plan. There were 1,543,606 shares available to grant under the 2009 Plan as of December 31, 2011.

The Company generally issues previously unissued shares of common stock for the exercise of stock options. The Company received $516,609, $4,834,883 and $6,207,129 in cash from stock option exercises during the years ended December 31, 2009, 2010 and 2011, respectively.

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

The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Years Ended December 31,
	2009	2010	2011
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.88% - 2.71%	1.03% - 2.46%	0.91% - 2.28%
Expected term (in years)	5.11 - 6.25	5.56 - 6.25	5.56 - 6.25
Volatility	75%	65% - 75%	60%

The following table summarizes stock option activity, including performance-based options:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2011	2,564,315	$12.76	7.3
Granted	984,845	39.29
Exercised	(693,127)	9.03		$20,954,274

Forfeited	(229,773)	28.18

Outstanding, December 31, 2011	2,626,260	$22.34	7.4	$44,093,090

Exercisable at December 31, 2011	1,100,792	$9.54	5.5	$32,040,375

Vested or expected to vest at December 31, 2011	2,513,978	$21.81	7.3	$29,622,367

The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2011 of $38.55 per share or at time of exercise, and the exercise price of the options.

The weighted average grant date fair value of stock options issued was $11.02, $14.63 and $22.42 per share for the years ended December 31, 2009, 2010 and 2011, respectively.

The Company recognized stock based compensation expense within the accompanying consolidated statements of income as summarized in the following table:

	Years Ended December 31,
	2009	2010	2011
Cost of revenue	$54,068	$260,554	$316,109
Research and development	536,800	638,383	1,476,638
Sales and marketing	931,488	1,552,584	2,700,178
General and administrative	1,399,256	2,540,194	4,431,698

	$2,921,612	$4,991,715	$8,924,623

As of December 31, 2011, there was approximately $21,719,000 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock option grants which are expected to be recognized over a weighted average period of 2.8 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

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

These performance-based options are summarized below:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2010	532,932	$1.25	4.6
Granted	—
Exercised	(79,500)	1.25		$4,076,682

Forfeited	—

Outstanding, December 31, 2011	453,432	1.25	3.6	$16,859,614

Exercisable at December 31, 2011	453,432	1.25	3.6	$16,859,614

The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2011 of $38.55 per share, or at time of exercise, and the exercise price of the options.

11.	401(k) Plan

On January 1, 2007, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan is available to all employees upon employment and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company may contribute to the plan at the discretion of the Board of Directors. The Company has not made any contributions to the plan through December 31, 2011.

12.	Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in Massachusetts, Hungary, The Netherlands, Australia, the United Kingdom, and Japan that expire in 2012 through 2017. The lease agreement for the Massachusetts office requires a security deposit of $125,000 in the form of a letter of credit which is collateralized by a certificate of deposit in the same amount. The lease agreement with the Hungarian office requires a security deposit in the amount of approximately $220,000 (170,295 Euro) at December 31, 2011. The lease for the Company’s Australian office required a security deposit, which totaled approximately $22,000 (24,375 AUD) at December 31, 2011, whereby the bank agrees to pay the lessor this amount should the Company default under the terms of the lease. The certificate of deposit, the security deposit and bank guarantee are classified as restricted cash (see Note 2). The Netherlands, the United Kingdom and Budapest, Hungary leases contain termination options which allow the Company to terminate the leases pursuant to certain lease provisions.

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

In September 2011, the Company amended its Budapest office lease to expand the amount of office space and to extend the lease period. The term of the amended lease begins in April 2012 and extends through March 2017. The approximate annual lease payments for the new office space are approximately $890,000. The lease contains a termination option which allows the Company to terminate the lease pursuant to certain lease provisions.

Rent expense under these leases was approximately $1,778,000, $2,300,000 and $2,898,000 for the years ended December 31, 2009, 2010 and 2011, respectively. The Company records rent expense on a straight-line basis for leases with scheduled acceleration clauses, free rent periods or tenant improvement incentives.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $1,621,000, $1,618,000 and $1,924,000 for the years ended December 31, 2009, 2010 and 2011, respectively.

Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows at December 31, 2011:

Years Ending December 31
2012	$3,760,000
2013	1,687,000
2014	1,363,000
2015	1,152,000
2016	1,292,000
2017	258,000

Total minimum lease payments	$9,512,000

Litigation — On June 2, 2009, PB&J Software, LLC, or PB&J, filed a complaint that named the Company and four other companies as defendants in a lawsuit in the U.S. District Court for the District of Minnesota (Civil Action No. 09-cv-206-JMR/SRN). The Company received service of the complaint on July 20, 2009. The complaint alleged that the Company infringed U.S. Patent No. 7,310,736, which allegedly is owned by PB&J and has claims directed to a particular application or system for transferring or storing back-up copies of files from one computer to a second computer. On July 27, 2010, the Company and PB&J entered into a License Agreement which granted the Company a fully-paid license covering the patent at issue in the action and mutually released each party from all claims. The Company paid PB&J a one-time $65,000 licensing fee. As a result the action was dismissed by the court in August of 2010.

On September 8, 2010, 01 Communiqué Laboratory, Inc., or 01, filed a complaint that named the Company as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007). The Company received service of the complaint on September 10, 2010. The complaint alleged that the Company infringed U.S. Patent No. 6,928,479, which allegedly is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted the Company’s motion for summary judgment of non-infringement and issued a written order regarding this decision on May 4, 2011. On May 13, 2011, 01 filed a notice of appeal declaring its intention to appeal the court’s ruling granting summary judgment. The U.S. Court of Appeals for the Federal Circuit heard oral argument regarding 01’s appeal of the summary judgment ruling on February 6, 2012. At this time the Company does not believe that a loss is probable and remains unable to reasonably estimate a possible loss or range of loss associated with this litigation.

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

Other Contingencies — The Company was contacted by a representative from a state tax assessor’s office requesting remittance of uncollected sales taxes due for the period from 2005 to the present. While the Company does not believe it was responsible for collecting sales taxes in this state, after vigorously defending its position and exhausting all defenses against this claim, in September 2011, the Company agreed to make a settlement payment of $1.3 million with the state tax assessor’s office. The Company recorded the amount in general and administrative expense. The Company paid the settlement in December 2011.

13.	Related Party

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

At December 31, 2010 and December 31, 2011, Intel owed the Company approximately $9,000 and $0, respectively, recorded as a non-trade receivable relating to this agreement. The Company recognized $6,007,000, $9,580,000 and $0 of net revenue relating to these agreements for the years ended December 31, 2009, 2010 and 2011, respectively. As of December 31, 2010 and 2011, the Company has recorded $0 related to this agreement as deferred revenue. The Company recorded expenses relating to referral fees of approximately $33,000, $4,000 and $0 relating to this agreement for the years ended December 31, 2009, 2010 and 2011. There were no amounts payable to Intel under these agreements as of December 31, 2010 and 2011.

14.	Subsequent Event

On January 9, 2012, the Company acquired substantially all of the assets of Bold Software, LLC, a Wichita, Kansas-based limited liability corporation, for a cash purchase price of approximately $15,317,000 plus contingent, retention-based bonuses totalling $1,500,000, which are expected to be paid over a two year period from the date of acquisition. Bold Software is a leading provider of web chat and customer communications software. The Company is in the process of allocating the purchase price to the assets acquired and liabilities assumed. Any goodwill resulting from this acquisition will be deductible for income tax purposes.

15.	Quarterly Information (Unaudited)

	For the Three Months Ended,
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010	March 31, 2011(2)	June 30, 2011	September 30, 2011(3)	December 31, 2011
	(in thousands, except for per share data)
Statement of Operations Data:
Revenue(1)	$21,325	$23,492	$25,350	$30,890	$27,039	$29,098	$31,002	$32,322
Gross profit	19,105	21,228	23,106	28,494	24,503	26,652	28,404	29,328
Income (loss) from operations	2,825	3,902	5,048	6,418	(202)	4,005	1,972	3,723
Net income (loss)	2,736	8,981	3,995	5,387	(65)	2,682	1,128	2,017
Net income (loss) per share-basic	0.12	0.39	0.17	0.23	0.00	0.11	0.05	0.08
Net income (loss) per share-diluted	0.11	0.37	0.16	0.21	0.00	0.11	0.04	0.08

(1)	Includes $1.5 million, $1.5 million, $1.7 million and $4.9 million of revenue for the three months ended March 31, June 30, September 30 and December 31, 2010, respectively, related to the Intel Agreement, which terminated in the fourth quarter of 2010.

(2)	Comparability affected by a $1.3 million Gemini IP, LLC settlement and $2.9 million of patent litigation expense related to the Company’s defense against the patent infringement claim brought by 01 Communique.

(3)	Comparability affected by a $1.3 million state sales tax settlement.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2011, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2011 based on the specified criteria.

The Company’s Independent Registered Public Accounting Firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2011.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

LogMeIn, Inc.

Woburn, Massachusetts

We have audited the internal control over financial reporting of LogMeIn, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting . Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the years ended December 31, 2011 of the Company and our report dated February 24, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 24, 2012

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2011.

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

Information required by this item is incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2011.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2011.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2011.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this item is incorporated by reference from the information in our proxy statement for the 2012 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2011.

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

(a) (3) Exhibits

See Exhibit Index on page 75 of this Annual Report on Form 10-K, which is incorporated into this item by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGMEIN, INC.

By:	/s/ Michael K. Simon
Michael K. Simon
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL K. SIMON Michael K. Simon	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2012

/s/ JAMES F. KELLIHER James F. Kelliher	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2012

/s/ STEVEN J. BENSON Steven J. Benson	Director	February 24, 2012

/s/ MICHAEL J. CHRISTENSON Michael J. Christenson	Director	February 24, 2012

/s/ EDWIN J. GILLIS Edwin J. Gillis	Director	February 24, 2012

/s/ GREGORY W. HUGHES Gregory W. Hughes	Director	February 24, 2012

/s/ IRFAN SALIM Irfan Salim	Director	February 24, 2012

/s/ HILARY SCHNEIDER Hilary Schneider	Director	February 24, 2012

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant
3.2(1)	Amended and Restated Bylaws of the Registrant
4.1(1)	Specimen Certificate evidencing shares of common stock
10.1(1)	2004 Equity Incentive Plan, as amended
10.2(1)	Form of Incentive Stock Option Agreement under the 2004 Equity Incentive Plan
10.3(1)	Form of Nonstatutory Stock Option Agreement under the 2004 Equity Incentive Plan
10.4(1)	2007 Stock Incentive Plan
10.5(1)	Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan
10.6(1)	Form of Nonstatutory Stock Option Agreement under the 2007 Stock Incentive Plan
10.7(1)	Form of Restricted Stock Agreement under the 2007 Stock Incentive Plan
10.8(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Steven Benson
10.9(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Edwin Gillis
10.10(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Irfan Salim
10.11(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Michael Simon
10.12(2)	Indemnification Agreement, dated as of August 10, 2010, between the Registrant and Michael Christenson
10.13(2)	Indemnification Agreement, dated as of January 19, 2011, between the Registrant and Greg Hughes
10.14*	Indemnification Agreement, dated as of March 9, 2011, between the Registrant and Hilary Schneider
10.15(2)	Form of Director Indemnification Agreement
10.16(1)	Second Amended and Restated Investor Rights Agreement, dated as of December 26, 2007, among the Registrant and the parties listed therein
10.17(1)	Lease, dated July 14, 2004, between Acquiport Unicorn, Inc. and the Registrant, as amended by the First Amendment to Lease, dated as of December 14, 2005, as further amended by the Second Amendment to Lease, dated October 19, 2007
10.18(3)	Third Amendment to Lease, July 1, 2010
10.19(1)	Amended and Restated Letter Agreement, dated as of April 23, 2008, between the Registrant and Michael Simon
10.20(1)	Amended and Restated Letter Agreement, dated as of April 23, 2008, between the Registrant and James Kelliher
10.21(1)	Amended and Restated Letter Agreement, dated as of April 23, 2008, between the Registrant and Martin Anka
10.22(1)	Form of Management Incentive Stock Option Agreement under the 2009 Stock Incentive Plan
10.23(1)	Form of Management Nonstatutory Stock Option Agreement under the 2009 Stock Incentive Plan
10.24(1)	Form of Director Nonstatutory Stock Option Agreement under the 2009 Stock Incentive Plan
10.25(1)	Form of Employment Offer Letter
10.26*	Form of Restricted Stock Unit Agreement under the 2009 Stock Incentive Plan
10.27*	Summary of 2012 Executive Compensation
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Shields & Company, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from LogMeIn, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (Reg 333-148620)

(2)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2010 (001-34391)

(3)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended July 29, 2010 (001-34391)