Form 10-Q
period 2012-03-31
LogMeIn, Inc.
filed 2012-04-26
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 20, 2012, there were 24,628,657 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

Part I. Financial Information

Item 1.	Financial Statements

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2011	March 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$103,603,684	$92,373,291
Marketable securities	95,040,045	100,038,824
Accounts receivable (net of allowance for doubtful accounts of $109,000 and $130,000 as of December 31, 2011 and March 31, 2012, respectively)	8,747,104	6,810,016
Prepaid expenses and other current assets	2,411,640	2,833,826
Deferred income tax assets	1,980,342	1,976,055

Total current assets	211,782,815	204,032,012
Property and equipment, net	5,202,721	5,745,273
Restricted cash	369,792	378,052
Intangibles, net	3,260,612	7,035,371
Goodwill	7,258,743	18,845,909
Other assets	242,122	394,367
Deferred income tax assets	3,940,312	3,940,312

Total assets	$232,057,117	$240,371,296

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,275,163	$4,523,575
Accrued liabilities	10,472,805	11,394,906
Deferred revenue, current portion	55,961,859	58,806,066

Total current liabilities	72,709,827	74,724,547
Deferred revenue, net of current portion	2,302,465	2,333,859
Other long-term liabilities	1,239,136	1,924,231

Total liabilities	76,251,428	78,982,637

Commitments and contingencies (Note 9)
Preferred stock, $0.01 par value - 5,000,000 shares authorized, 0 shares outstanding as of December 31, 2011 and March 31, 2012
Equity:
Common stock, $0.01 par value - 75,000,000 shares authorized as of December 31, 2011 and March 31, 2012; 24,551,641 and 24,594,845 shares issued and outstanding as of December 31, 2011 and March 31, 2012, respectively	245,516	245,948
Additional paid-in capital	154,440,369	158,900,221
Retained earnings	2,677,128	2,753,368
Accumulated other comprehensive loss	(1,557,324)	(510,878)

Total equity	155,805,689	161,388,659

Total liabilities and equity	$232,057,117	$240,371,296

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2011	2012

Revenue	$27,038,779	$32,687,931
Cost of revenue	2,536,136	3,417,318

Gross profit	24,502,643	29,270,613

Operating expenses
Research and development	4,317,779	6,219,971
Sales and marketing	12,986,109	16,845,823
General and administrative	6,058,690	4,905,264
Legal settlements	1,250,000	—
Amortization of acquired intangibles	92,034	127,265

Total operating expenses	24,704,612	28,098,323

(Loss) income from operations	(201,969)	1,172,290
Interest income, net	210,712	215,490
Other expense	(108,811)	(236,265)

Loss (income) before income taxes	(100,068)	1,151,515
Benefit (provision) for income taxes	34,821	(1,075,275)

Net (loss) income	$(65,247)	$76,240

Net (loss) income per share:
Basic	$(0.00)	$0.00
Diluted	$(0.00)	$0.00
Weighted average shares outstanding:
Basic	23,928,310	24,573,810
Diluted	23,928,310	25,354,380

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Income

	Three Months Ended March 31,
	2011	2012

Net income (loss)	$(65,247)	$76,240

Other comprehensive income:
Net unrealized gains (losses) on marketable securities, net of tax	(17,143)	10,733
Net translation gains (losses)	572,460	1,035,713

Total other comprehensive income	555,317	1,046,446

Comprehensive income	$490,070	$1,122,686

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2011	2012
Cash flows from operating activities
Net (loss) income	$(65,247)	$76,240
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	1,004,987	1,382,737
Amortization of premium on investments	59,105	10,690
Provision for bad debts	14,050	22,500
Provision for deferred income taxes	(12,461)	1,007,730
Income tax benefit from the exercise of stock options	—	(1,001,000)
Stock-based compensation	1,745,494	2,984,436
Gain on disposal of equipment	(178)	(661)
Changes in assets and liabilities:
Accounts receivable	(1,143,272)	2,027,265
Prepaid expenses and other current assets	465,032	(409,260)
Other assets	(35,200)	(152,246)
Accounts payable	2,634,892	(1,747,316)
Accrued liabilities	(1,006,483)	526,557
Deferred revenue	4,773,964	2,450,898
Other long-term liabilities	(40,487)	685,095

Net cash provided by operating activities	8,394,196	7,863,665

Cash flows from investing activities
Purchases of marketable securities	(30,076,850)	(54,992,000)
Proceeds from sale or disposal of marketable securities	30,000,000	50,000,000
Purchases of property and equipment	(1,117,622)	(1,339,457)
Intangible asset additions	(61,738)	(108,208)
Cash paid for acquisition, net of cash acquired	—	(14,831,525)
Increase in restricted cash and deposits	(25,569)	—

Net cash used in investing activities	(1,281,779)	(21,271,190)

Cash flows from financing activities
Proceeds from issuance of common stock upon option exercises	1,117,686	474,849
Income tax benefit from the exercise of stock options	—	1,001,000

Net cash provided by financing activities	1,117,686	1,475,849

Effect of exchange rate changes on cash and cash equivalents and restricted cash	571,637	701,283

Net increase (decrease) in cash and cash equivalents	8,801,740	(11,230,393)
Cash and cash equivalents, beginning of period	77,279,987	103,603,684

Cash and cash equivalents, end of period	$86,081,727	$92,373,291

Supplemental disclosure of cash flow information
Cash paid for interest	$118	$169
Cash paid for income taxes	$23,736	$62,957
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$418,055	$728,404
Fair value of contingent consideration in connection with acquisition included in accrued liabilities and other long term liabilities	$—	$223,552

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of the Business

LogMeIn, Inc. (the “Company”) develops and markets a suite of remote access, remote support, and collaboration solutions that provide instant, secure connections between Internet enabled devices. The Company’s product line includes GravityTM, LogMeIn Free®, LogMeIn Pro®, LogMeIn® CentralTM, LogMeIn Rescue®, LogMeIn ® Rescue+MobileTM, LogMeIn Backup®, LogMeIn® IgnitionTM, LogMeIn for iOS, LogMeIn Hamachi®, join.me®, PachubeTM, BoldChat®, and RemotelyAnywhere®. The Company is based in Woburn, Massachusetts with wholly-owned subsidiaries in Hungary, The Netherlands, Australia, the United Kingdom, Brazil, Japan, India and Ireland.

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

Unaudited Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited and have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read along with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 24, 2012. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in stockholders’ equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2011 and March 31, 2012, marketable securities consisted of U.S. government agency securities that have remaining maturities within two years and have an aggregate amortized cost of $95,051,808 and $100,033,117 and an aggregate fair value of $95,040,045 and $100,038,824, including $102,552 and $85,768 of unrealized gains and $114,315 and $80,061 of unrealized losses, respectively.

Revenue Recognition — The Company derives revenue primarily from subscription fees related to its LogMeIn premium services, the licensing of its Ignition for iPhone, iPad, and Android software products, and from the licensing of its RemotelyAnywhere software and its related maintenance.

Revenue from the Company’s LogMeIn premium services is recognized on a daily basis over the subscription term as the services are delivered, provided that there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured. Subscription periods range from monthly to five years, but are generally one year in duration. The Company’s software cannot be run on another entity’s hardware nor do customers have the right to take possession of the software and use it on their own or another entity’s hardware.

Revenue from the sales of the Company’s Ignition for iPhone, iPad and Android software products, which are sold as a perpetual license, is recognized when there is persuasive evidence of an arrangement, the product has been provided to the customer, the collection of the fee is probable, and the amount of fees to be paid by the customer is fixed or determinable.

        The Company’s multi-element arrangements typically include subscription and professional services, which include development services. The Company has determined that the delivered items within its multi-element arrangements do not have value to the customer on a stand-alone basis as the services are not sold by any other vendor and the customer would not be able to resell such services. As a result, the deliverables within these arrangements do not qualify for treatment as separate units in accounting. Accordingly, the Company accounts for fees received under these multi-element arrangements as a single unit of accounting and recognizes the entire arrangement consideration ratably over the term of the related agreement, or the customer life, commencing when all significant performance obligations have been delivered and when all revenue recognition criteria have been met.

Revenues are reported net of applicable sales and use tax, value-added tax, and other transaction taxes imposed on the related transaction.

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

As of December 31, 2011, and March 31, 2012, no customers accounted for more than 10% of accounts receivable, and no customers accounted for more than 10% of revenue for the three months ended March 31, 2011 or 2012.

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired related to the Bold acquisition in January 2012 (see note 4), the Pachube acquisition in July 2011 (see note 4) and the Applied Networking acquisition in July 2006. The Company does not amortize goodwill, but performs an annual impairment test of goodwill on the last day of its fiscal year and whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. Through March 31, 2012, no impairments have occurred.

Long-Lived Assets and Intangible Assets — The Company records intangible assets at their estimated fair values at the date of acquisition. Intangible assets are amortized based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. The Company’s intangible assets have estimated useful lives which range from one to seven years.

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency losses of approximately $109,000 and $245,000 for the three months ended March 31, 2011 and 2012, respectively.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through December 31, 2011 and March 31, 2012, the Company has provided a liability for approximately $198,000 and $218,000 for uncertain tax positions, respectively. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

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

The Company’s revenue (based on customer address) by geography is as follows:

	Three Months Ended March 31,
	2011	2012
Revenues:
United States	$17,217,000	$21,196,000
United Kingdom	2,600,000	3,009,000
International - all other	7,222,000	8,483,000

Total revenue	$27,039,000	$32,688,000

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

The Company has entered into agreements with certain customers that require the Company to indemnify the customer against certain claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited.

Through December 31, 2011, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding. On March 15, 2012, the Company received an indemnification claim from a customer related to a third-party claim that the customer’s use of a LogMeIn service infringes the third party’s patent. The Company is currently evaluating this claim. The Company does not expect any significant claims related to these indemnification obligations and consequently, concluded that the fair value of these obligations is negligible, and no related reserves were established.

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding during the period and the weighted average number of potential common shares outstanding from the assumed exercise of stock options and the vesting of restricted stock units. For the three months ended March 31, 2011, the Company incurred a net loss and therefore, the effect of the Company’s outstanding common stock equivalents were not included in the calculation of diluted loss per share as they were anti-dilutive, Accordingly, basic and dilutive net loss per share for the period were identical.

The Company excluded 2,939,422 and 1,412,513 options to purchase common shares during the three months ended March 31, 2011 and 2012, respectively, from the computation of diluted net income (loss) per share either because they had an anti-dilutive impact or because the Company had a net loss in the period:

	Three Months Ended March 31,
	2011	2012
Options to purchase common shares	2,939,422	1,412,513
Unvested restricted stock units	—	—

Total options and unvested restricted stock units	2,939,422	1,412,513

Basic and diluted net income (loss) per share was calculated as follows:

Three Months Ended March 31, 2011
Basic and diluted net loss per share:
Net loss	$(65,247)

Weighted average common shares outstanding	23,928,310

Basic and diluted net loss per share	$(0.00)

Three Months Ended March 31, 2012
Basic:
Net income	$76,240

Weighted average common shares outstanding, basic	24,573,810

Net income, basic	$0.00

Diluted:
Net income	$76,240

Weighted average common shares outstanding, basic	24,573,810
Add: Common stock equivalents	780,570

Weighted average common shares outstanding, diluted	25,354,380

Net income, diluted	$0.00

Recently Issued Accounting Pronouncements — In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which simplifies how companies test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in goodwill accounting standard. The Company adopted this ASU and it did not have a material effect on its financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. The Company adopted this ASU and it did not have a material effect on its financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 3). The Company adopted this ASU and it did not have a material effect on its financial position, results of operations or cash flows.

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

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2011
Cash equivalents — money market funds	$53,839,536	$53,839,536	$—	$—
Cash equivalents — bank deposits	5,032,135	—	5,032,135	—
Short-term marketable securities — U.S. government agency securities	95,040,045	85,040,105	9,999,940	—
Contingent consideration liability	—	—	—	212,536
Balance at March 31, 2012
Cash equivalents — money market funds	$49,053,464	$49,053,464	$—	$—
Cash equivalents — bank deposits	5,033,386	—	5,033,386	—
Short-term marketable securities — U.S. government agency securities	100,038,824	80,024,005	20,014,819	—
Contingent consideration liability	—	—	—	223,552

Bank deposits are classified within the second level of the fair value hierarchy and the fair value of those assets are determined based upon quoted prices for similar assets in active markets.

The Level 3 liability consists of contingent consideration related to the July 19, 2011 acquisition of Pachube. The fair value of the contingent consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 13% discount rate and a 76% weighted-probability of achieving earn-out. The current portion of contingent consideration is included in Accrued liabilities and the non-current portion is included in Other long-term liabilities. A reconciliation of the beginning and ending Level 3 liability is as follows:

Three Months Ended March 31, 2012
Balance beginning of period	$212,536
Transfers into Level 3	—
Payments	—
Change in fair value (included within research and development expense)	11,016

Balance end of period	$223,552

4. Acquisitions

        On July 19, 2011, the Company acquired substantially all of the assets of Connected Environments (BVI) Limited, a British Virgin Island limited company and Connected Environments, Limited, a U.K. limited company (collectively “Connected Environments”), primarily including their Pachube service, for an initial cash payment of $10 million plus contingent payments totaling up to $5.2 million. The Pachube service is a cloud-based connectivity and data management platform for the Internet of Things. The Company acquired Pachube to expand its capabilities with embedded devices and enter into the Internet of Things market. The operating results of the acquired Pachube service, of which there was no revenue and $1.6 million of expenses during the three month period ended March 31, 2012, are included in the consolidated financial statements beginning on the acquisition date.

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

On January 6, 2012, the Company acquired substantially all of the assets of Bold Software, LLC (“Bold”), a Wichita, Kansas-based limited liability corporation, for a cash purchase price of approximately $15.3 million plus contingent, retention-based bonuses totaling $1.5 million, which are expected to be paid over a two year period from the date of acquisition. Bold is a leading provider of web chat and customer communications software. Bold’s operating results, of which there was approximately $0.8 million of revenue and $1.1 million of expenses during the three months ended March 31, 2012, are included in the consolidated financial statements beginning on the acquisition date.

The Bold acquisition has been accounted for as a business combination. The assets acquired and the liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company retained an independent third party valuation firm to calculate the fair value of the intangible assets with estimates and assumptions provided by Company management. The excess of the purchase price over the tangible net assets and identifiable intangible assets was recorded as goodwill.

The purchase price was allocated as follows:

Amount
Cash	$482,000
Current assets	126,000
Other assets	19,000
Deferred revenue	(424,000)
Other liabilities	(107,000)
Completed technology	1,090,000
Trade name and trademark	30,000
Customer relationships	2,760,000
Non-compete agreements	160,000
Goodwill	11,178,000

Total purchase price	$15,314,000

The asset purchase agreement included a contingent, retention-based bonus program provision requiring the Company to make additional payments to employees, including former Bold owners now employed by the Company, on the first and second anniversaries of the acquisition, contingent upon their continued employment. The range of the contingent, retention-based bonus payments that the Company could pay is between $0 to $1,500,000. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met.

The goodwill recorded in connection with this transaction is primarily related to the expected synergies to be achieved related to the Company’s ability to leverage its existing sales and marketing capacity and customer base to accelerate BoldChat sales, and the ability to leverage Bold’s technology with the Company’s existing support service. All goodwill acquired is expected to be deductible for income tax purposes.

The Company incurred approximately $122,000 and $93,000 of acquisition-related costs which are included in general and administrative expense for the year ended December 31, 2011, and the three months ended March 31, 2012, respectively.

5. Goodwill and Intangible Assets

The changes in the carry amounts of goodwill for the three months ended March 31, 2012 are due to the addition of goodwill resulting from the Bold acquisition and the impact of foreign currency translation adjustments related to asset balances that are recorded in non-U.S. currencies.

Changes in goodwill for the three months ended March 31, 2012, are as follows:

Balance, December 31, 2011	$7,258,743
Goodwill related to the acquisition of Bold	11,178,000
Foreign currency translation adjustments	409,166

Balance, March 31, 2012	$18,845,909

Intangible assets consist of the following:

		December 31, 2011			March 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets:
Trade name and trademark	1 -5 years	$635,506	$635,506	$—	$665,939	$643,207	$22,732
Customer base	5 -7 years	1,003,068	1,003,068	—	3,796,404	1,110,012	2,686,392
Domain names	5 years	222,826	51,499	171,327	222,826	62,644	160,182
Software	4 years	298,977	298,977	—	298,977	298,977	—
Technology	3 -6 years	4,475,281	1,831,276	2,644,005	5,687,568	2,168,621	3,518,947
Non-compete agreements	5 years	0	0	—	162,165	2,099	160,066
Internally developed software	3 years	539,612	94,332	445,280	647,820	160,768	487,052

		$7,175,270	$3,914,658	$3,260,612	$11,481,699	$4,446,328	$7,035,371

As a result of the Bold acquisition, the Company capitalized $1,090,000 of technology, $30,000 of trade names and trademarks, $2,760,000 of customer base and $160,000 of non-compete agreements as intangible assets. Changes in the gross carrying amount of the intangible assets are due to foreign currency translation adjustments. The Company is amortizing the intangible assets based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. The intangible assets have estimated useful lives which range from one to seven years.

The Company capitalized $61,751 and $108,208 during the three months ended March 31, 2011 and 2012, respectively of costs related to internally developed computer software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services.

The Company is amortizing its intangible assets based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. Amortization expense for intangible assets was $107,365 and $508,633 for the three months ended March 31, 2011 and 2012, respectively. Amortization relating to software, technology and internally developed software is recorded within cost of revenues and the amortization of trade name and trademark, customer base, domain names, and non-compete agreements is recorded within operating expenses. Future estimated amortization expense for intangible assets is as follows at March 31, 2012:

Amortization Expense (Years Ending December 31)	Amount
2012 (Nine months ending December 31)	$1,529,935
2013	2,047,478
2014	1,497,662
2015	727,469
2016	540,688
Thereafter	692,139

Total	$7,035,371

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2011	March 31, 2012
Marketing programs	$1,770,611	$2,713,711
Payroll and payroll related	5,333,430	4,714,999
Professional fees	795,720	1,032,689
Other accrued expenses	2,573,044	2,933,507

Total accrued expenses	$10,472,805	$11,394,906

7. Income Taxes

The Company recorded a provision for federal, state and foreign income taxes of approximately $1.1 million for the three months ended March 31, 2012. The Company recorded a benefit of approximately $35,000 for the three months ended March 31, 2011. The Company’s effective tax rate has increased for the three ending March 31, 2012, as compared to the three March 31, 2011 as a result of losses generated in its Pachube subsidiary.

Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carry-forwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. At each balance sheet date, the Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2011 and March 31, 2012, the Company maintained a full valuation allowance related to the deferred tax assets of its Hungarian and Pachube subsidiaries. These entities have historical losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. The Company has recorded a liability related to uncertain tax provisions of approximately $198,000 and $218,000 as of December 31, 2011 and March 31, 2012, respectively. The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the three months ended March 31, 2011 and 2012, the Company did not recognize any interest or penalties in its statements of operations, and there are no accruals for interest or penalties at December 31, 2011 or March 31, 2012.

The Company has performed an analysis of its ownership changes as defined by Section 382 of the Internal Revenue Code and has determined that an ownership change as defined by Section 382 occurred in October 2004 and March 2010 resulting in approximately $219,000 and $12,800,000, respectively, of net operating losses (“NOLs”) being subject to limitation. As of December 31, 2011 and March 31, 2012, the Company believes all NOLs generated by the Company, including those subject to limitation, are available for utilization given the Company’s large annual limitation amount. Subsequent ownership changes as defined by Section 382 could potentially limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income.

8. Stock Based Awards

The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Certain options provide for accelerated vesting if there is a change in control. Restricted stock units vest over a three-year period. There were 1,018,249 shares available for grant under the 2009 Plan as of March 31, 2012.

The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of stock awards. The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of comparable public companies over the option’s expected term as well as its own stock price volatility since the Company’s IPO. The Company estimates expected term based on historical exercise activity and giving consideration to the contractual term of the options, vesting schedules, employee turnover, and expectation of employee exercise behavior. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate for periods within the estimated life of the stock award is based on the U.S. Treasury yield curve in effect at the time of grant. Historical employee turnover data is used to estimate pre-vesting stock awards forfeiture rates. The compensation expense is amortized on a straight-line basis over the requisite service period of the stock award, which is generally four years for options and three years for restricted stock units.

The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2011	2012
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	2.28%	0.87%
Expected term (in years)	5.56-6.25	6.25
Volatility	60%	60%

The following table summarizes stock option activity, including performance-based options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	2,626,260	$22.34	7.4	$44,093,090

Granted	439,853	39.13
Exercised	(43,204)	10.99		$1,141,019

Forfeited	(61,178)	25.88

Outstanding, March 31, 2012	2,961,731	$24.93	7.5	$36,432,247

Exercisable at December 31, 2011	1,389,215	$14.01	5.8	$30,499,710

Exercisable at March 31, 2012	1,208,136	$8.83	5.7	$29,622,367

The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2011, of $38.55 and $35.23 per share on March 31, 2012, or at time of exercise, and the exercise price of the options.

The weighted average grant date fair value of stock options issued or modified was $22.42 per share for the year ended December 31, 2011, and $21.87 for the three months ended March 31, 2012.

Of the total stock options issued subject to the plans, certain stock options have performance-based vesting. These performance-based options granted during 2004 and 2007 were granted at-the-money, contingently vest over a period of two to four years depending upon the nature of the performance goal, and have a contractual life of ten years.

The performance-based stock option activity is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	453,432	$1.25	3.6	$16,859,614

Granted	—
Exercised	—

Forfeited	—

Outstanding, March 31, 2012	453,432	$1.25	3.4	$15,407,619

Exercisable at December 31, 2011	453,432	$1.25	3.6	$16,859,614

Exercisable at March 31, 2012	453,432	$1.25	3.4	$15,407,619

The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2011, of $38.55 per share, and $35.23 per share on March 31, 2012, or at the time of exercise, and the exercise price of the options.

During the three months ended March 31, 2012, the Company granted 147,558 restricted stock units containing time-based vesting conditions which lapse over a three year period. Upon vesting, the restricted stock units entitle the holder to receive one share of common stock for each restricted stock unit. As of March 31, 2012, the Company estimates that 123,157 shares of restricted stock units with an intrinsic value of approximately $4,682,000 and a weighted average remaining contractual term of 2.9 years will ultimately vest.

The following table summarizes restricted stock unit activity:

	Number of Shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2012	—	$—
Restricted stock units granted	147,558	38.02
Restricted stock units vested	—	38.02
Restricted stock units forfeited	(876)	38.02

Unvested as of March 31, 2012	146,682	$38.02

The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table:

	Three Months Ended March 31,
	2011	2012
Cost of revenue	$89,052	$107,181
Research and development	280,116	581,715
Sales and marketing	562,535	949,945
General and administrative	813,791	1,345,595

	$1,745,494	$2,984,436

As of March 31, 2012, there was approximately $30,758,000 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock awards which are expected to be recognized over a weighted average period of 3.0 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

9. Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in Massachusetts, Hungary, The Netherlands, Australia, the United Kingdom, Japan, and India that expire in 2012 through 2017. The lease agreement for the Massachusetts office required a security deposit of $125,000 in the form of a letter of credit which is collateralized by a certificate of deposit in the same amount. The lease agreement for one of the Company’s Hungarian offices required a security deposit, which totaled approximately $228,000 (170,295 Euro) at March 31, 2012. The lease for the Company’s Australian office required a bank guarantee which totaled $25,000 (24,375 AUD) at March 31, 2012, whereby the bank agrees to pay the lesser this amount should the Company default under the terms of the lease. The certificate of deposit, the security deposit and bank guarantee are classified as restricted cash. The Netherlands, the United Kingdom and Budapest, Hungary leases contain termination options which allow the Company to terminate the leases pursuant to certain lease provisions.

In February 2011, the Company entered into a lease for new office space for its Australian office. The term of the new office space began in February 2011 and extends through January 2014. The approximate annual lease payments for the new office space are $96,000.

In April 2011, the Company entered into a lease for new office space for its United Kingdom office. The term of the new office space began in April 2011 and extends through June 2017. The approximate annual lease payments for the new office space are $231,000. The lease contains a termination option which allows the Company to terminate the lease pursuant to certain lease provisions.

In September 2011, the Company extended its lease for existing office space for its Budapest office. The term of the new lease begins in April 2012 and extends through March 2017. The approximate annual lease payments for the office space are $1,034,000. The lease contains a termination option which allows the Company to terminate the lease pursuant to certain lease provisions.

In April 2012, the Company entered into a lease for new office space for its United Kingdom Pachube office. The term of the new office space began in April 2012 and extends through April 2017. The approximate annual lease payments for the new office space are $97,000. The lease agreement required a security deposit of approximately $48,000 (30,000 Euro) which will be classified as restricted cash. The lease contains a termination option which allows the Company to terminate the lease pursuant to certain lease provisions.

Rent expense under all leases was approximately $660,000 and $750,000 for the three months ended March 31, 2011 and 2012, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $496,000 and $754,000 for the three months ended March 31, 2011 and 2012, respectively.

Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows at March 31, 2012:

Years Ending December 31
2012 (Nine months ending December 31)	$3,233,000
2013	3,317,000
2014	5,465,000
2015	5,248,000
2016	5,391,000
Thereafter	28,409,000

Total minimum lease payments	$51,063,000

The future minimum lease payments under the non-cancelable operating leases above includes commitments associated with the Company’s future corporate headquarters located in Boston, Massachusetts (see note 10).

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

10. Subsequent Event

In April 2012, the Company entered into a lease for a new corporate headquarters located in Boston, Massachusetts. The landlord is obligated to rehabilitate the existing building and the Company expects that the lease term will begin in February 2013 and extend through May 2023. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $41.3 million. Pursuant to the terms of the lease, the landlord is responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements will be billed by the landlord to the Company as additional rent. The Company estimates these excess costs to be approximately $2.5 million. The lease requires a security deposit of approximately $3.3 million in the form of an irrevocable standby letter of credit which is collateralized by a bank deposit in the amount of approximately $3.5 million or 105 percent of the security deposit. The security deposit will be classified as restricted cash. The lease includes an option to extend the original term of the lease for two successive five year periods.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2011 included in our Annual Report on Form 10-K , filed with the Securities and Exchange Commission, or SEC, on February 24, 2012. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q . We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers and consumers. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the three months ended March 31, 2012, we generated revenues of $32.7 million, compared to $27.0 million for the three months ended March 31, 2011, an increase of approximately 21%. In fiscal 2011, we generated revenues of $119.5 million.

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

In addition to our subscription fees, to a lesser extent, we also generate revenue from license and annual maintenance fees from the licensing of our RemotelyAnywhere product. We license RemotelyAnywhere to our customers on a perpetual basis. Because we do not have vendor specific objective evidence of fair value, or VSOE, for our maintenance arrangements, we record the initial license and maintenance fee as deferred revenue and recognize the fees as revenue ratably, on a daily basis, over the initial maintenance period. We also initially record maintenance fees for subsequent maintenance periods as deferred revenue and recognize revenue ratably, on a daily basis, over the maintenance period. We also generate revenue from the license of our Ignition for iPhone, iPad and Android product, which is sold as a perpetual license and is recognized as delivered. In the fourth quarter of 2011, we introduced LogMeIn for iOS, a free app for iPhones and iPads, to the Apple App Store and changed our Ignition for iPhone and iPad business model from a perpetually-based licensing model to a subscription-based business model. Long term, we believe that change will have a positive impact on our business and our lifetime customer value, but short-term the business model change will impact the revenue recognized from our Ignition product.

Employees

We have increased our number of full-time employees to 515 at March 31, 2012 as compared to 482 at December 31, 2011 and 417 at March 31, 2011.

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

Cost of Revenue. Cost of revenue consists primarily of costs associated with our data center operations and customer support centers, including wages and benefits for personnel, telecommunication and hosting fees for our services, equipment maintenance, maintenance and license fees for software licenses and depreciation. Additionally, amortization expense associated with the acquired software and technology as well as internally developed software is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers is related to the number of customers who subscribe to our services and the complexity and redundancy of our services and hosting infrastructure. We expect these expenses to increase in absolute dollars due to amortization of technology and know-how related to the acquisition of Pachube in July 2011 and Bold Software, or Bold, in January 2012 and as we continue to increase our number of customers over time but, in total, to remain relatively constant as a percentage of revenue.

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, professional fees associated with outsourced development projects and depreciation associated with assets used in development. We have focused our research and development efforts on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Europe. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized approximately $0.1 million for both the three months ended March 31, 2012 and 2011 of costs related to internally developed computer software to be sold as a service, which was incurred during the application development stage. As a result, the majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our services and as a result of contingent payment costs associated with the acquisition of Pachube and Bold and increase slightly as a percentage of revenue.

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

General and Administrative. General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, finance and accounting personnel, professional fees, insurance and other corporate expenses. We expect general and administrative expenses to increase as we continue to add personnel, enhance our internal information systems, incur additional expenses related to audit, accounting and insurance costs but remain relatively constant as a percentage of revenue. If 01 Communique is successful in their appeal of the summary judgment ruling granted to us in May 2011, we expect that general and administrative expense will increase in both absolute dollars and as a percentage of revenue.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•	Revenue recognition;

•	Income taxes;

•	Goodwill and acquired intangible assets;

•	Stock-based compensation; and

•	Loss contingencies.

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended March 31,
	2011	2012
Revenue	100%	100%
Cost of revenue	9	10

Gross profit	91	90

Operating expenses:
Research and development	16	19
Sales and marketing	48	52
General and administrative	22	15
Legal settlements	5	—
Amortization of acquired intangibles	—	—

Total operating expenses	91	86

Income (loss) from operations	—	4
Interest and other (income) expense, net	—	—

Income (loss) before provision for income taxes	—	4
(Provision) benefit for income taxes	—	(4)

Net income (loss)	—%	—%

Three Months Ended March 31, 2012 and 2011

Revenue. Revenue for the three months ended March 31, 2012 was $32.7 million, an increase of $5.6 million, or 21%, over revenue of $27.0 million for the three months ended March 31, 2011. The majority of the increase was due to an increase in revenue from new customers, as our total number of subscribers increased to approximately 385,000 at March 31, 2012 from approximately 307,000 subscribers at March 31, 2011, and incremental add-on revenues from our existing customer base. The increase in revenue from new customers and incremental add-on revenue from our existing customer base was partially offset by a decrease in perpetual license revenue, primarily caused by the change in our business model related to our Ignition for iPhone and iPad product from a perpetually based licensing model to a subscription based business model.

Cost of Revenue. Cost of revenue for the three months ended March 31, 2012 was $3.4 million, an increase of $0.9 million, or 35%, over cost of revenue of $2.5 million for the three months ended March 31, 2011. As a percentage of revenue, cost of revenue was 10% and 9% for the three months ended March 31, 2012 and 2011, respectively. The increase in absolute dollars was primarily a result of an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. The costs associated with managing our data centers and the hosting of our services increased by $0.4 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011. The increase was also due to a $0.4 million increase in amortization of intangible assets primarily due to the Pachube acquisition in July 2011 and the Bold acquisition in January 2012, as well as, a $0.1 million increase in personnel-related costs, including stock-based compensation, as we increased the number of customer support employees to support our overall growth.

Research and Development Expenses. Research and development expenses for the three months ended March 31, 2012 were $6.2 million, an increase of $1.9 million, or 44%, over research and development expenses of $4.3 million for the three months March 31, 2011. As a percentage of revenue, research and development expenses were 19% and 16% for the three months ended March 31, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to a $1.8 million increase in personnel-related costs, including a $0.3 million increase in stock-based compensation, as we hired additional employees to improve the ease of use and functionality of our existing services and develop new service offerings, retained employees from the acquisitions of Pachube and Bold in July 2011 and January 2012, respectively, and recognition of $0.8 million and $0.1 million of contingent payment costs also associated with the Pachube and Bold acquisitions, respectively (see note 4 to the condensed consolidated financial statements). These were offset by a $0.1 million increase in costs related to internally developed computer software to be sold as a service which was incurred during the application development stage and therefore capitalized rather than expensed.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended March 31, 2012 were $16.8 million, an increase of $3.9 million, or 30%, over sales and marketing expenses of $13.0 million for the three months ended March 31, 2011. As a percentage of revenue, sales and marketing expenses were 52% and 48% for the three months ended March 31, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to a $2.2 million increase in personnel-related and recruiting costs, including $0.4 million in stock-based compensation, as we hired additional employees to support our growth in sales and expand our marketing efforts and $1.1 million increase in marketing program costs. The increase was also due to a $0.2 million increase in travel-related costs, a $0.1 million increase in credit card processing fees and a $0.1 million increase in hardware and software maintenance costs.

General and Administrative Expenses. General and administrative expenses for the three months ended March 31, 2012 were $4.9 million, a decrease of $1.2 million, or 19%, over general and administrative expenses of $6.1 million for the three months ended March 31, 2011. As a percentage of revenue, general and administrative expenses were 15% and 22% for the three months ended March 31, 2012 and 2011, respectively. The decrease in absolute dollars was primarily due to a $2.8 million decrease in legal costs associated with our defense against the patent infringement claims made by 01 Communique. This was offset by a $0.9 million increase in personnel-related costs, primarily consisting of a $0.5 million increase in stock-based compensation, a $0.2 million increase in accounting-related fees and a $0.1 million increase in acquisition-related legal costs.

Legal Settlement Expenses. Legal settlement expenses for the three months ended March 31, 2012 were $0 compared to $1.3 million for the three months ended March 31, 2011. Legal settlement expenses for the three months ended March 31, 2011 were related to the License Agreement we entered into with Gemini IP LLC on April 25, 2011 (see Note 9 to the Notes to the Condensed Consolidated Financial Statements).

Amortization of Intangibles. Amortization of intangibles for the three months ended March 31, 2012 and 2011 were $0.1 million. The amortization of intangibles for the three months ended March 31, 2012 related primarily to the value of intangible assets acquired in our January 2012 acquisition of Bold. The amortization of intangibles for the three months ended March 31, 2011 related primarily to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc., which is fully amortized as of March 31, 2012.

Interest and Other Income, Net. Interest and other income, net was income of approximately $0 and $0.1 million for the three months ended March 31, 2012 and 2011, respectively. The decrease was primarily related an increase in foreign currency losses.

        Income Taxes. During the three months ended March 31, 2012, we recorded a provision for federal, state and foreign income taxes of approximately $1.1 million compared to a benefit of $35,000 recorded for the three months ended March 31, 2011. Our effective tax rate increased year-over-year as a result of losses incurred in our Pachube subsidiary for which no corresponding benefit was recognized during the three months ended March 31, 2012. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2011 and March 31, 2012, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian and Pachube subsidiaries. These entities have historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

Net Income. We recognized net income of $0.1 million for the three months ended March 31, 2012 compared to a net loss of $0.1 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, revenue increased $5.6 million while cost of revenue increased $0.9 million, operating expenses increased $3.4 million and our tax provision increased $1.1 million, resulting in approximately a $0.1 million increase in net income.

The $5.6 million increase in revenue is primarily due to an increase in revenue from new customers and add-on revenues from our existing customer base, partially offset by a decrease in Ignition product revenue, mainly caused by the change in our business model related to our Ignition for iPhone and iPad app from a perpetually based licensing model to a subscription based business model.

The $0.9 million increase in cost of revenue is primarily due to a $0.4 million increase in costs to manage our data centers and the hosting of our services, a $0.4 million increase in acquisition related amortization, and $0.1 million related to an increase in personnel-related costs.

The $3.4 million increase in operating expenses is primarily due to a $4.9 million increase in personnel-related costs, including a $1.2 million increase in stock-based compensation, a $1.1 million increase in marketing program costs, a $0.3 million increase in travel-related costs, a $0.2 million increase in acquisition related costs and amortization, a $0.1 million increase professional fees, a $0.1 million increase in legal fees, a $0.1 million increase in hardware and software maintenance costs, $0.1 million increase in rent costs and a $0.1 million increase in credit card processing fees. These were offset by a $2.8 million decrease in litigation-related costs and a $1.2 million decrease in legal settlements.

The $1.1 million increase in our tax provision is primarily due to a provision for federal, state, and foreign income taxes of $1.1 million for the three months ended March 31, 2012, compared to a $35,000 benefit for the three months ended March 31, 2011.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2011	2012
	(in thousands)
Net cash provided by operations	$8,394	$7,864
Net cash used in investing activities	(1,282)	(21,271)
Net cash provided by financing activities	1,118	1,476
Effect of exchange rate changes	572	701

Net increase (decrease) in cash	$8,802	$(11,230)

At March 31, 2012, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $192.4 million.

Cash Flows From Operating Activities

Net cash inflows from operating activities during the three months ended March 31, 2012 were mainly attributable to non-cash operating expenses, including $3.0 million for stock compensation, $1.4 million for depreciation and amortization, and a $1.0 million provision from deferred income taxes, offset by non-cash benefits, primarily including a $1.0 million income tax benefit from the exercise of stock options. Net cash inflows from operating activities were also attributable to a $2.5 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth and a $2.0 million decrease in accounts receivable offset by a $1.2 million decrease in accounts payable and accrued expenses. We expect that our future cash flows from operating activities will be impacted by costs associated with the relocation of our corporate headquarters to Boston, Massachusetts and by the contingent payments associated with the Pachube and Bold acquisitions. Also, if 01 Communique is successful in their appeal of the summary judgment ruling granted to us in May 2011, we may continue to incur significant legal costs, which could impact our future cash flows from operating activities.

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

Cash Flows From Investing Activities

Net cash used in investing for the year three months ended March 31, 2012 was primarily related to the acquisition of Bold for $14.8 million, net of cash acquired and the purchase of $55.0 million of marketable securities offset by proceeds of $50.0 million from maturity of marketable securities. Net cash used in investing activities also related to the addition of $1.4 million in property and equipment mainly related to the expansion and upgrade of our data center capacity as well as the expansion and upgrade of our internal IT infrastructure. We also had $0.1 million in intangible asset additions related to internally developed software.

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

Our future capital requirements may vary materially from historical levels and will depend on many factors including, but not limited to, the relocation of our corporate headquarters to Boston, Massachusetts and the expansion of our other existing offices, the establishment of additional offices in the United States and worldwide, the expansion of our data center infrastructure, the development of new services and the expansion of our sales, support, development and marketing organizations necessary to support our growth. Since our inception, we have experienced increases in our expenditures consistent with the growth in our operations and personnel, and we anticipate that our expenditures will continue to increase in the future. We also intend to make investments in computer equipment and systems and infrastructure related to existing and new offices as we move and expand our facilities, add additional personnel and continue to grow our business. We are not currently party to any purchase contracts related to future capital expenditures.

Cash Flows From Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2012 was primarily related to a $1.0 million income tax benefit from the exercise of stock options as well as $0.5 million in proceeds received from the issuance of common stock upon exercise of stock options as well as.

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

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$49,937,000	$3,254,000	$10,964,000	$10,576,000	$25,143,000
Hosting service agreements	1,126,000	1,126,000	—	—	—

Total	$51,063,000	$4,380,000	$10,964,000	$10,576,000	$25,143,000

The commitments under our operating leases shown above consist primarily of lease payments for our future corporate headquarters located in Boston, Massachusetts (see note 10 to the condensed consolidated financial statements), our current corporate headquarters located in Woburn, Massachusetts, our international sales and marketing offices located in The Netherlands, Australia, the United Kingdom and Japan and our research and development offices in Hungary and contractual obligations related to our data centers.

The table above includes the leases for our new spaces for our Australia and United Kingdom offices. In February 2011, we entered into a lease for new office space for our Australian office. The term of the new office space began in February 2011 and extends through January 2014. The approximate annual lease payments for the new office space are $91,000. In April 2011, we entered into a lease for new office space for our United Kingdom office. The term of the new office space began in April 2011 and extends through April 4, 2016. The approximate annual lease payments for the new office space are $231,000. In September 2011, we extended our lease for existing office space for our Budapest office. The term of the new lease begins in April 2012 and extends through March 2017. The approximate annual lease payments for the new office space are $803,000.

In April 2012, we entered into a lease for a new corporate headquarters located in Boston, Massachusetts. The landlord is obligated to rehabilitate the existing building and we expect that the lease term will begin in February 2013 and extend through May 2023. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $41.3 million. Pursuant to the terms of the lease, the landlord is responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements will be billed by the landlord to us as additional rent. We estimate these excess costs to be approximately $2.5 million. The lease requires a security deposit of approximately $3.3 million in the form of an irrevocable standby letter of credit which is collateralized by a bank deposit in the amount of approximately $3.5 million or 105 percent of the security deposit. The security deposit will be classified as restricted cash. The lease includes an option to extend the original term of the lease for two successive five year periods.

Recent Accounting Pronouncements

                In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which simplifies how companies test goodwill for impairment. The amendment permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in goodwill accounting standard. We adopted this ASU and it did not have a material effect on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU

2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. We adopted this ASU and it did not have a material effect on our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 3). We adopted this ASU and it did not have a material effect on our financial position, results of operations or cash flows.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a result of the majority of our research and development expenditures being made from our Hungarian research and development facilities, and in our international sales and marketing offices in The Netherlands, the United Kingdom, Australia, Japan, Brazil and India. In the three months ended March 31, 2012, approximately 13%, 3%, 10%, 2% and 1% of our operating expenses occurred in our operations in Hungary, The Netherlands, the United Kingdom, Australia and Japan, respectively, and less than 1% each in Brazil and India. In the three months ended March 31, 2011, approximately 13%, 4%, 3%, 2% and less than 1% of our operating expenses occurred in our operations in Hungary, The Netherlands, the United Kingdom, Australia and Brazil, respectively.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We experienced net losses of $9.1 million for 2007, and $5.4 million for 2008. In the quarter ended September 30, 2008, we achieved profitability and reported net income for the first time. We reported net income of $8.8 million for 2009, $21.1 million for 2010, $5.8 million for 2011 and reported net income of $0.1 million for the three months ended March 31, 2012. We cannot predict if we will sustain this profitability or, if we fail to sustain this profitability, attain profitability again in the near future or at all. We expect to continue making significant future expenditures to develop and expand our business. In addition, as a public company, we incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures make it harder for us to maintain future profitability. Our recent growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this report and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to maintain profitability, and we may incur significant losses for the foreseeable future.

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

Our business strategy includes acquiring or investing in other companies, which may divert our management’s attention, result in additional dilution to our stockholders and consume resources that are necessary to sustain our business.

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

We increased our revenue from $51.7 million in 2008 to $74.4 million in 2009 to $101.1 million in 2010 to $119.5 million in 2011 and to $32.7 million for the three months ended March 31, 2012. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.

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

Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until April 20, 2012, our common stock has traded as high as $49.50 and as low as $15.15. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

We did not sell any unregistered securities in the three months ended March 31, 2012.

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

LOGMEIN, INC.

Date: April 26, 2012	By:	/s/ Michael K. Simon
Michael K Simon
President and Chief Executive Officer (Principal Executive Officer)

Date: April 26, 2012	By:	/s/ James F. Kelliher
James F. Kelliher
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

10.1	Lease, dated April 11, 2012, between Lincoln Summer Street Venture, LLC and the Registrant.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.