Form 10-Q
period 2012-06-30
LogMeIn, Inc.
filed 2012-07-26
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 20, 2012, there were 24,746,745 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

Part I. Financial Information

Item 1. Financial Statements

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

	December 31,	June 30,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$103,603,684	$98,443,541
Marketable securities	95,040,045	100,015,400
Accounts receivable (net of allowance for doubtful accounts of $109,000 and $142,000 as of December 31, 2011 and June 30, 2012, respectively)	8,747,104	8,363,433
Prepaid expenses and other current assets	2,411,640	2,938,152
Deferred income tax assets	1,980,342	1,976,028

Total current assets	211,782,815	211,736,554
Property and equipment, net	5,202,721	5,884,674
Restricted cash	369,792	3,909,611
Intangibles, net	3,260,612	6,861,150
Goodwill	7,258,743	18,440,492
Other assets	242,122	230,767
Deferred income tax assets	3,940,312	3,940,312

Total assets	$232,057,117	$251,003,560

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,275,163	$5,554,634
Accrued liabilities	10,472,805	13,096,744
Deferred revenue, current portion	55,961,859	59,702,020

Total current liabilities	72,709,827	78,353,398
Deferred revenue, net of current portion	2,302,465	3,125,276
Other long-term liabilities	1,239,136	2,292,857

Total liabilities	76,251,428	83,771,531

Commitments and contingencies (Note 9)
Preferred stock, $0.01 par value — 5,000,000 shares authorized, 0 shares outstanding as of December 31, 2011 and June 30, 2012
Equity:
Common stock, $0.01 par value—75,000,000 shares authorized as of December 31, 2011 and June 30, 2012; 24,551,641 and 24,733,520 shares issued and outstanding as of December 31, 2011 and June 30, 2012, respectively	245,516	247,335
Additional paid-in capital	154,440,369	165,076,334
Retained earnings	2,677,128	3,329,045
Accumulated other comprehensive loss	(1,557,324)	(1,420,685)

Total equity	155,805,689	167,232,029

Total liabilities and equity	$232,057,117	$251,003,560

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenue	$29,097,956	$33,796,581	$56,136,735	$66,484,512
Cost of revenue	2,445,765	3,424,728	4,981,901	6,842,046

Gross profit	26,652,191	30,371,853	51,154,834	59,642,466

Operating expenses
Research and development	4,661,979	6,696,432	8,979,758	12,916,403
Sales and marketing	14,056,128	16,474,132	27,042,237	33,319,955
General and administrative	3,836,955	4,799,987	9,895,645	9,705,251
Legal settlement	—	—	1,250,000	—
Amortization of acquired intangibles	92,048	145,680	184,082	272,945

Total operating expenses	22,647,110	28,116,231	47,351,722	56,214,554

Income from operations	4,005,081	2,255,622	3,803,112	3,427,912
Interest income, net	239,958	217,977	450,670	433,467
Other expense	(151,872)	(269,325)	(260,683)	(505,590)

Income before income taxes	4,093,167	2,204,274	3,993,099	3,355,789
Provision for income taxes	(1,410,843)	(1,628,597)	(1,376,022)	(2,703,872)

Net income	$2,682,324	$575,677	$2,617,077	$651,917

Net income per share:
Basic	$0.11	$0.02	$0.11	$0.03
Diluted	$0.11	$0.02	$0.10	$0.03
Weighted average shares outstanding:
Basic	24,116,686	24,677,893	24,023,018	24,625,851
Diluted	25,169,689	25,367,227	25,118,423	25,360,950

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Net income	$2,682,324	$575,677	$2,617,077	$651,917

Other comprehensive income:
Net unrealized gains (losses) on marketable securities, net of tax	13,720	(4,295)	(3,423)	6,438
Net translation gains (losses)	218,037	(905,512)	790,497	130,201

Total other comprehensive income (loss)	231,757	(909,807)	787,074	136,639

Comprehensive income (loss)	$2,914,081	$(334,130)	$3,404,151	$788,556

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2011	2012
Cash flows from operating activities
Net income	$2,617,077	$651,917
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,074,756	2,848,825
Amortization of premium on investments	95,291	22,370
Provision for bad debts	30,000	55,000
Provision for deferred income taxes	1,335,520	173
Income tax benefit from the exercise of stock options	(2,028,000)	—
Stock-based compensation	3,996,617	6,073,007
Gain on disposal of equipment	(396)	(661)
Changes in assets and liabilities:
Accounts receivable	(2,640,416)	441,348
Prepaid expenses and other current assets	494,470	(513,585)
Other assets	(163,153)	11,355
Accounts payable	645,428	(871,267)
Accrued liabilities	(881,303)	2,235,628
Deferred revenue	8,339,473	4,138,268
Other long-term liabilities	(93,046)	1,053,721

Net cash provided by operating activities	13,822,318	16,146,099

Cash flows from investing activities
Purchases of marketable securities	(85,073,350)	(74,987,000)
Proceeds from sale or disposal of marketable securities	85,000,000	70,000,000
Purchases of property and equipment	(2,094,569)	(2,284,816)
Intangible asset additions	(137,519)	(566,442)
Cash paid for acquisition, net of cash acquired	—	(14,831,525)
Increase in restricted cash and deposits	(25,569)	(3,557,760)

Net cash used in investing activities	(2,331,007)	(26,227,543)

Cash flows from financing activities
Proceeds from issuance of common stock upon option exercises	2,432,090	2,012,777
Income tax benefit from the exercise of stock options	2,028,000	2,552,000

Net cash provided by financing activities	4,460,090	4,564,777

Effect of exchange rate changes on cash and cash equivalents and restricted cash	772,196	356,524

Net increase (decrease) in cash and cash equivalents	16,723,597	(5,160,143)
Cash and cash equivalents, beginning of period	77,279,987	103,603,684

Cash and cash equivalents, end of period	$94,003,584	$98,443,541

Supplemental disclosure of cash flow information
Cash paid for interest	$950	$215
Cash paid for income taxes	$175,014	$380,787
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$242,494	$871,749
Fair value of contingent consideration in connection with acquisition included in accrued liabilities and other long-term liabilities	$—	$234,568

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of the Business

LogMeIn, Inc. (the “Company”) develops and markets a suite of cloud-based remote access, remote IT management, collaboration, data management and customer care solutions that provide instant, secure access to Internet connected devices, data and other people. The Company’s product line includes BoldChat®, CosmTM (formerly known as Pachube), CubbyTM, join.me®, LogMeIn Free®, LogMeIn Pro®, LogMeIn® CentralTM, LogMeIn Rescue®, LogMeIn® Rescue+MobileTM, LogMeIn Backup®, LogMeIn IgnitionTM, LogMeIn for iOS, LogMeIn Hamachi®, and RemotelyAnywhere®. The Company is based in Woburn, Massachusetts with wholly-owned subsidiaries in Hungary, The Netherlands, Australia, the United Kingdom, Brazil, Japan, India and Ireland.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2011 and June 30, 2012, marketable securities consisted of U.S. government agency securities that have remaining maturities within two years and have an aggregate amortized cost of $95,051,808 and $100,016,438 and an aggregate fair value of $95,040,045 and $100,015,400, including $102,552 and $67,507 of unrealized gains and $114,315 and $68,545 of unrealized losses, respectively.

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

As of December 31, 2011, and June 30, 2012, no customers accounted for more than 10% of accounts receivable, and no customers accounted for more than 10% of revenue for the three and six months ended June 30, 2011 or 2012.

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an annual impairment test of goodwill on the last day of its fiscal year and whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. Through June 30, 2012, no impairments have occurred.

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

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency losses of approximately $152,000 and $261,000 for the three and six months ended June 30, 2011, respectively, and foreign currency losses of approximately $269,000 and $506,000 for the three and six months ended June 30, 2012, respectively.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through December 31, 2011 and June 30, 2012, the Company has provided a liability for approximately $198,000 and $218,000 for uncertain tax positions, respectively. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

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

The Company’s revenue (based on customer address) by geography is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenues:
United States	$18,782,830	$21,887,423	$35,999,433	$43,083,757
United Kingdom	2,767,445	3,086,635	5,367,393	6,095,188
International - all other	7,547,681	8,822,523	14,769,909	17,305,567

Total revenue	$29,097,956	$33,796,581	$56,136,735	$66,484,512

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

The Company has entered into agreements with certain customers that require the Company to indemnify the customer against certain claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. As of the date hereof, the Company does not expect any material claims related to these indemnification obligations.

Through January 1, 2012, the Company had not experienced any losses related to these indemnification obligations, and no claims with respect thereto were outstanding. On March 15, 2012, the Company received an indemnification claim from a customer related to a third-party claim that the customer’s use of a LogMeIn service infringes the third party’s patent. The Company believes that a risk of material loss related to this indemnification obligation is remote.

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

The Company excluded 795,175 and 1,587,310 of options to purchase common shares as well as 0 and 141,837 of unvested restricted stock units during the three months ended June 30, 2011 and 2012, respectively, and 795,175 and 1,586,910 of options to purchase common shares and 0 and 940 of unvested restricted stock units during the six months ended June 30, 2011 and 2012, respectively, because they had an anti-dilutive impact:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Options to purchase common shares	795,175	1,587,310	795,175	1,586,910
Unvested restricted stock units	—	141,837	—	940

Total options and unvested restricted stock units	795,175	1,729,147	795,175	1,587,850

Basic and diluted net income per share was calculated as follows:

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Basic:
Net income	$2,682,324	$2,617,077

Weighted average common shares outstanding, basic	24,116,686	24,023,018

Net income, basic	$0.11	$0.11

Diluted:
Net income	$2,682,324	$2,617,077

Weighted average common shares outstanding	24,116,686	24,023,018
Add: Options to purchase common shares	1,053,003	1,095,405

Weighted average common shares outstanding, diluted	25,169,689	25,118,423

Net income, diluted	$0.11	$0.10

	Three Months Ended	Six Months Ended
	June 30, 2012	June 30, 2012
Basic:
Net income	$575,677	$651,917

Weighted average common shares outstanding, basic	24,677,893	24,625,851

Net income, basic	$0.02	$0.03

Diluted:
Net income	$575,677	$651,917

Weighted average common shares outstanding	24,677,893	24,625,851
Add: Common stock equivalents	689,334	735,099

Weighted average common shares outstanding, diluted	25,367,227	25,360,950

Net income, diluted	$0.02	$0.03

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

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2011
Cash equivalents — money market funds	$53,839,536	$53,839,536	$—	$—
Cash equivalents — bank deposits	5,032,135	—	5,032,135	—
Short-term marketable securities — U.S. government agency securities	95,040,045	85,040,105	9,999,940	—
Contingent consideration liability	212,536	—	—	212,536
Balance at June 30, 2012
Cash equivalents — money market funds	49,285,842	49,285,842	—	—
Cash equivalents — bank deposits	5,034,637	—	5,034,637	—
Short-term marketable securities — U.S. government agency securities	100,015,400	95,014,146	5,001,254	—
Contingent consideration liability	234,568	—	—	234,568

Bank deposits are classified within the second level of the fair value hierarchy and the fair value of those assets are determined based upon quoted prices for similar assets in active markets.

The Level 3 liability consists of contingent consideration related to the July 19, 2011 acquisition of Cosm. The fair value of the contingent consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 13% discount rate and a 76% weighted-probability of achieving earn-out. The current portion of contingent consideration is included in Accrued liabilities and the non-current portion is included in Other long-term liabilities. A reconciliation of the beginning and ending Level 3 liability is as follows:

Six Months Ended June 30, 2012
Balance beginning of period	$212,536
Transfers into Level 3	—
Payments	—
Change in fair value (included within research and development expense)	22,032

Balance end of period	$234,568

4. Acquisitions

        On July 19, 2011, the Company acquired substantially all of the assets of Connected Environments (BVI) Limited, a British Virgin Island limited company and Connected Environments, Limited, a U.K. limited company (collectively “Connected Environments”), primarily including their Cosm service, for an initial cash payment of $10 million plus contingent payments totaling up to $5.2 million. The Cosm service is a cloud-based connectivity and data management platform for the Internet of Things. The Company acquired Cosm to expand its capabilities with embedded devices and enter into the Internet of Things market. The operating results of the acquired Cosm service, of which there was no revenue for the three and six months ended June 30, 2012, and $1.7 million and $3.3 million of expenses during the three and six months ended June 30, 2012, respectively, are included in the consolidated financial statements beginning on the acquisition date.

The Cosm acquisition has been accounted for as a business combination. The assets acquired and the liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company retained an independent third party valuation firm to calculate the fair value of the intangible assets using the cost method with estimates and assumptions provided by Company management. The excess of the purchase price over the tangible net assets and identifiable intangible assets was recorded as goodwill.

The purchase price was allocated as follows:

Amount
Tangible assets	$7,595
Technology and know-how	3,250,000
Goodwill	6,934,966

Total purchase price	10,192,561
Liability for contingent consideration	(192,561)

Cash paid	$10,000,000

The asset purchase agreement included a contingent payment provision requiring the Company to make additional payments to the shareholders of Connected Environments, as well as certain employees, on the first and second anniversaries of the acquisition, contingent upon the continued employment of certain employees and the achievement of certain product performance metrics. The range of the contingent payments that the Company could pay is between $0 to $4,898,000. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met. The Company intends to pay approximately $1.7 million of contingent payments in July 2012.

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

The goodwill recorded in connection with this transaction is primarily related to the expected synergies to be achieved related to Gravity, our service delivery platform, and the ability to leverage existing sales and marketing capacity and customer base with respect to the acquired Cosm service. All goodwill acquired is expected to be deductible for income tax purposes.

The Company incurred approximately $324,000 of acquisition-related costs which are included in general and administrative expense for the year ended December 31, 2011.

On January 6, 2012, the Company acquired substantially all of the assets of Bold Software, LLC (“Bold”), a Wichita, Kansas-based limited liability corporation, for a cash purchase price of approximately $15.3 million plus contingent, retention-based bonuses totaling $1.5 million, which are expected to be paid over a two year period from the date of acquisition. Bold is a leading provider of web chat and customer communications software. Bold’s operating results, of which there was approximately $1.1 million and $1.9 million of revenue for the three and six months ended June 30, 2012, respectively, and $1.4 million and $2.5 million of expenses during the three and six months ended June 30, 2012, respectively, are included in the consolidated financial statements beginning on the acquisition date.

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

The Company incurred approximately $0.1 million of acquisition-related costs which are included in general and administrative expense for the year ended December 31, 2011, and $0 and $0.1 million of acquisition-related costs in the three and six months ended June 30, 2012, respectively.

5. Goodwill and Intangible Assets

The changes in the carry amounts of goodwill for six months ended June 30, 2012 are due to the addition of goodwill resulting from the Bold acquisition and the impact of foreign currency translation adjustments related to asset balances that are recorded in non-U.S. currencies.

Changes in goodwill for the six months ended June 30, 2012, are as follows:

Balance, December 31, 2011	$7,258,743
Goodwill related to the acquisition of Bold	11,178,000
Foreign currency translation adjustments	3,749

Balance, June 30, 2012	$18,440,492

Intangible assets consist of the following:

		December 31, 2011			June 30, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets:
Trade name and trademark	1 -5 years	$635,506	$635,506	$—	$665,344	651,194	14,150
Customer base	5 -7 years	1,003,068	1,003,068	—	3,750,573	1,219,163	2,531,410
Domain names	5 years	222,826	51,499	171,327	495,862	85,648	410,214
Software	4 years	298,977	298,977	—	298,977	298,977	—
Technology	3 -6 years	4,475,281	1,831,276	2,644,005	5,592,195	2,467,063	3,125,132
Non-compete agreements	5 years	0	0	—	159,189	4,241	154,948
Internally developed software	3 years	539,612	94,332	445,280	834,496	209,200	625,296

		$7,175,270	$3,914,658	$3,260,612	$11,796,636	4,935,486	6,861,150

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

The Company capitalized $75,575 and $186,676 during the three months ended June 30, 2011 and 2012, respectively and $137,326 and $294,884 during the six months ended June 30, 2011 and 2012, respectively of costs related to internally developed computer software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services. The Company paid $271,558 to acquire domain names in both the three and six months ended June 30, 2012.

The Company is amortizing its intangible assets based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. Amortization expense for intangible assets was $112,658 and $516,787 for the three months ended June 30, 2011 and 2012, respectively, and $220,023 and $1,025,420 for the six months ended June 30, 2011 and 2012, respectively. Amortization relating to software, technology and internally developed software is recorded within cost of revenues and the amortization of trade name and trademark, customer base, domain names, and non-compete agreements is recorded within operating expenses. Future estimated amortization expense for intangible assets is as follows at June 30, 2012:

Amortization Expense (Years Ending December 31)	Amount
2012 (Six months ending December 31)	$1,057,150
2013	2,122,385
2014	1,596,018
2015	803,342
2016	585,857
Thereafter	696,398

Total	$6,861,150

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2011	June 30, 2012
Marketing programs	$1,770,611	$2,671,289
Payroll and payroll related	5,333,430	6,312,734
Professional fees	795,720	1,071,002
Other accrued expenses	2,573,044	3,041,719

Total accrued expenses	$10,472,805	$13,096,744

7. Income Taxes

The Company recorded a provision for federal, state and foreign income taxes of approximately $1.4 million and $1.6 million for the three months ended June 30, 2011 and 2012, respectively, and $1.4 million and $2.7 million for the six months ended June 30, 2011 and 2012, respectively. The Company’s effective tax rate has increased for the three and six months ended June 30, 2012, as compared to the three and six month ending June 30, 2011 as a result of losses generated in its Cosm subsidiary.

Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carry-forwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. At each balance sheet date, the Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2011 and June 30, 2012, the Company maintained a full valuation allowance related to the deferred tax assets of its Hungarian and Cosm subsidiaries. These entities have historical losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. The Company has recorded a liability related to uncertain tax provisions of approximately $198,000 and $218,000 as of December 31, 2011 and June 30, 2012, respectively. The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the three and six months ended June 30, 2011 and 2012, the Company did not recognize any interest or penalties in its statements of operations, and there are no accruals for interest or penalties at December 31, 2011 or June 30, 2012.

The Company has performed an analysis of its ownership changes as defined by Section 382 of the Internal Revenue Code and has determined that an ownership change as defined by Section 382 occurred in October 2004 and March 2010 resulting in approximately $219,000 and $12,800,000, respectively, of net operating losses (“NOLs”) being subject to limitation. As of December 31, 2011 and June 30, 2012, the Company believes all NOLs generated by the Company, including those subject to limitation, are available for utilization given the Company’s large annual limitation amount. Subsequent ownership changes as defined by Section 382 could potentially limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income.

8. Stock Based Awards

The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Restricted stock units generally vest over a three-year period. Certain stock-based awards provide for accelerated vesting if there is a change in control. On May 24, 2012, the Company’s stockholders approved an amendment to the 2009 Plan that increased the shares available to grant under the plan by 1,400,000 shares, established a maximum option term, eliminated certain liberal share recycling provisions, set a ratio so that the aggregate number of shares available for issuance under the 2009 Plan will be reduced by one and sixty-two hundredths (1.62) shares for each share delivered in settlement of any award of Restricted Stock, Restricted Stock Units or other stock based awards and one share for each share delivered in settlement of an Option or a Stock Appreciation Right, and removed the provision that allows our board of directors to re-price underwater awards without stockholder approval. There were 1,743,474 shares available for grant under the 2009 Plan as of June 30, 2012.

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

The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2012	2011	2012
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	1.73%	0.77%	1.73% - 2.28%	0.77% - 0.87%
Expected term (in years)	5.56 - 6.25	5.56 - 6.25	5.56 - 6.25	5.56 - 6.25
Volatility	60%	55%	60%	55% - 60%

The following table summarizes stock option activity, including performance-based options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	2,626,260	$22.34	7.4	$44,093,090

Granted	668,166	36.43
Exercised	(181,879)	11.07		$1,141,019

Forfeited	(128,770)	30.46

Outstanding, June 30, 2012	2,983,777	$25.83	7.5	$25,950,580

Exercisable at December 31, 2011	1,100,792	$9.54	5.5	$32,040,375

Exercisable at June 30, 2012	1,310,101	$15.09	5.7	$22,454,602

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock on December 31, 2011, of $38.55 and $30.52 per share on June 30, 2012, or at time of exercise, and the exercise price of the options.

The weighted average grant date fair value of stock options issued or modified was $22.42 per share for the year ended December 31, 2011, and $19.80 for the six months ended June 30, 2012.

Of the total stock options issued subject to the plans, certain stock options have performance-based vesting. These performance-based options granted during 2004 and 2007 were granted at-the-money, contingently vest over a period of two to four years depending upon the nature of the performance goal, and have a contractual life of ten years.

The performance-based stock option activity is summarized below:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	453,432	$1.25	3.6	$16,859,614

Granted	—
Exercised	10,000
Forfeited	—

Outstanding, June 30, 2012	443,432	$1.25	3.1	$12,979,275

Exercisable at December 31, 2011	453,432	$1.25	3.6	$16,859,614

Exercisable at June 30, 2012	443,432	$1.25	3.1	$12,979,275

The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2011, of $38.55 per share, and $30.52 per share on June 30, 2012, or at the time of exercise, and the exercise price of the options.

During the three and six months ended June 30, 2012, the Company granted 320,308 and 467,866 restricted stock units, respectively, containing time-based vesting conditions which lapse over a three year period. Upon vesting, the restricted stock units entitle the holder to receive one share of common stock for each restricted stock unit. As of June 30, 2012, the Company estimates that 376,241 shares of restricted stock units with an intrinsic value of approximately $12,457,000 and a weighted average remaining contractual term of 2.9 years will ultimately vest.

The following table summarizes restricted stock unit activity:

	Number of Shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2012	—	$—
Restricted stock units granted	467,866	33.17
Restricted stock units vested	—	—
Restricted stock units forfeited	(5,721)	38.02

Unvested as of June 30, 2012	462,145	$33.11

The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Cost of revenue	$82,523	$107,789	$171,575	$214,970
Research and development	393,511	574,452	673,628	1,156,167
Sales and marketing	619,508	900,724	1,182,043	1,850,669
General and administrative	1,155,581	1,505,606	1,969,371	2,851,201

	$2,251,123	$3,088,571	$3,996,617	$6,073,007

As of June 30, 2012, there was approximately $38,723,000 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock awards which are expected to be recognized over a weighted average period of 2.9 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

9. Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in Massachusetts, Hungary, The Netherlands, Australia, the United Kingdom, Japan, and India that expire in 2012 through 2023.

In April 2012, the Company entered into a lease for a new corporate headquarters located in Boston, Massachusetts. The landlord is obligated to rehabilitate the existing building and the Company expects that the lease term will begin in February 2013 and extend through May 2023. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $41.3 million. Pursuant to the terms of the lease, the landlord is responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements will be billed by the landlord to the Company as additional rent. The Company estimates these excess costs to be approximately $2.5 million. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable standby letter of credit which is collateralized by a bank deposit in the amount of approximately $3.5 million or 105 percent of the security deposit. The security deposit is classified as restricted cash. The lease includes an option to extend the original term of the lease for two successive five year periods

Rent expense under all leases was approximately $799,000 and $797,000 for the three months ended June 30, 2011 and 2012, respectively, and $1,460,000 and $1,555,000 for the six months ended June 30, 2011 and 2012, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $428,000 and $632,000 for the three months ended June 30, 2011 and 2012, respectively and $924,000 and $1,386,000 for the six months ended June 30, 2011 and 2012, respectively.

Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows at June 30, 2012:

Years Ending December 31
2012 (Six months ending December 31)	$2,763,000
2013	3,928,000
2014	5,389,000
2015	5,185,000
2016	5,316,000
Thereafter	28,395,000

Total minimum lease payments	$50,976,000

The future minimum lease payments under the non-cancelable operating leases above include commitments associated with the Company’s future corporate headquarters located in Boston, Massachusetts (see note 10).

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

We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers and consumers. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the six months ended June 30, 2012, we generated revenues of $66.5 million, compared to $56.1 million for the six months ended June 30, 2011, an increase of approximately 18%. In fiscal 2011, we generated revenues of $119.5 million.

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

Employees

We have increased our number of full-time employees to 526 at June 30, 2012 as compared to 482 at December 31, 2011 and 432 at June 30, 2011.

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

Cost of Revenue. Cost of revenue consists primarily of costs associated with our data center operations and customer support centers, including wages and benefits for personnel, telecommunication and hosting fees for our services, equipment maintenance, maintenance and license fees for software licenses and depreciation. Additionally, amortization expense associated with the acquired software and technology as well as internally developed software is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers is related to the number of customers who subscribe to our services and the complexity and redundancy of our services and hosting infrastructure. We expect these expenses to increase in absolute dollars due to amortization of technology and know-how related to the acquisition of Cosm in July 2011 and Bold Software, or Bold, in January 2012, and as we continue to increase our number of customers over time. We expect these expenses to remain relatively constant as a percentage of revenue.

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, professional fees associated with outsourced development projects and depreciation associated with assets used in development. We have focused our research and development efforts on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Europe. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized approximately $0.3 million and $0.1 million for the six months ended June 30, 2012 and June 30, 2011, respectively, of costs related to internally developed computer software to be sold as a service, which was incurred during the application development stage. As a result, the majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our services and as a result of contingent payment costs associated with the acquisition of Cosm and Bold and increase slightly as a percentage of revenue.

        Sales and Marketing. Sales and marketing expenses consist primarily of online search and advertising costs, wages, commissions and benefits for sales and marketing personnel, offline marketing costs such as media advertising and trade shows, professional fees and credit card processing fees. Online search and advertising costs consist primarily of pay-per-click payments to search engines and other online advertising media such as banner ads. Offline marketing costs include radio and print advertisements as well as the costs to create and produce these advertisements, and tradeshows, including the costs of space at tradeshows and costs to design and construct tradeshow booths. Advertising costs are expensed as incurred. In order to continue to grow our business and awareness of our services, we expect that we will continue to commit resources to our sales and marketing efforts. We expect that sales and marketing expenses will increase in absolute dollars but remain relatively constant as a percentage of revenue.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•	Revenue recognition;

•	Income taxes;

•	Goodwill and acquired intangible assets;

•	Stock-based compensation; and

•	Loss contingencies.

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Revenue	100%	100%	100%	100%
Cost of revenue	8	10	9	10

Gross profit	92	90	91	90

Operating expenses:
Research and development	16	20	16	20
Sales and marketing	49	49	48	50
General and administrative	13	14	18	15
Legal settlements	—	—	2	0
Amortization of acquired intangibles	—	—	—	—

Total operating expenses	78	83	84	85

Income from operations	14	7	7	5
Interest and other expense, net	—		—

Income before for income taxes	14	7	7	5
Benefit (provision) for income taxes	(5)	(5)	(2)	(4)

Net income	9%	2%	5%	1%

Three Months Ended June 30, 2012 and 2011

Revenue. Revenue for the three months ended June 30, 2012 was $33.8 million, an increase of $4.7 million, or 16%, over revenue of $29.1 million for the three months ended June 30, 2011. The majority of the increase was due to an increase in revenue from new customers, as our total number of subscribers increased to approximately 410,000 at June 30, 2012 from approximately 325,000 subscribers at June 30, 2011, and incremental add-on revenues from our existing customer base. The increase in revenue from new customers and incremental add-on revenue from our existing customer base was partially offset by a decrease in perpetual license revenue, primarily caused by the change in our business model related to our Ignition for iPhone and iPad product from a perpetually based licensing model to a subscription based business model.

Cost of Revenue. Cost of revenue for the three months ended June 30, 2012 was $3.4 million, an increase of $1.0 million, or 40%, over cost of revenue of $2.4 million for the three months ended June 30, 2011. As a percentage of revenue, cost of revenue was 10% and 8% for the three months ended June 30, 2012 and 2011, respectively. The increase in absolute dollars was primarily a result of an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. The costs associated with managing our data centers and the hosting of our services increased by $0.3 million in the three months ended June 30, 2012 compared to the three months ended June 30, 2011. The increase was also due to a $0.4 million increase in personnel-related costs, including stock-based compensation, as we increased the number of customer support employees to support our overall growth, as well as, a $0.4 million increase in amortization of intangible assets primarily due to the Cosm acquisition in July 2011 and the Bold acquisition in January 2012.

Research and Development Expenses. Research and development expenses for the three months ended June 30, 2012 were $6.7 million, an increase of $2.0 million, or 44%, over research and development expenses of $4.7 million for the three months June 30, 2011. As a percentage of revenue, research and development expenses were 20% and 16% for the three months ended June 30, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to a $1.7 million increase in personnel-related costs, including a $0.2 million increase in stock-based compensation, as we hired additional employees to improve the ease of use and functionality of our existing services and develop new service offerings, retained employees from the acquisitions of Cosm and Bold in July 2011 and January 2012, respectively, and recognition of $0.8 million and $0.1 million of contingent payment costs also associated with the Cosm and Bold acquisitions, respectively. These were offset by a $0.1 million increase in costs related to internally developed computer software to be sold as a service which was incurred during the application development stage and therefore capitalized rather than expensed.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended June 30, 2012 were $16.5 million, an increase of $2.4 million, or 17%, over sales and marketing expenses of $14.1 million for the three months ended June 30, 2011. As a percentage of revenue, sales and marketing expenses were 49% for the three months ended June 30, 2012 and 2011. The increase in absolute dollars was primarily due to a $1.8 million increase in personnel-related and recruiting costs, including $0.2 million in stock-based compensation, as we hired additional employees to support our growth in sales and expand our marketing efforts and a $0.3 million increase in marketing program costs. The increase was also due to a $0.1 million increase in travel-related costs, a $0.1 million increase in credit card processing fees and a $0.1 million increase in hardware and software maintenance costs.

General and Administrative Expenses. General and administrative expenses for the three months ended June 30, 2012 were $4.8 million, an increase of $1.0 million, or 25%, over general and administrative expenses of $3.8 million for the three months ended June 30, 2011. As a percentage of revenue, general and administrative expenses were 14% and 13% for the three months ended June 30, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to a $0.7 million increase in personnel related and recruiting costs, including a $0.4 million increase in stock-based compensation, as we increased the number of general and administrative employees to support our overall growth.

Amortization of Intangibles. Amortization of intangibles for the three months ended June 30, 2012 and 2011 were $0.1 million. The amortization of intangibles for the three months ended June 30, 2012 related primarily to the value of intangible assets acquired in our January 2012 acquisition of Bold. The amortization of intangibles for the three months ended June 30, 2011 related primarily to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc., which became fully amortized in July 2011.

Interest and Other Income, Net. Interest and other income, net was expense of approximately $0.1 million for the three months ended June 30, 2012 and income of approximately $0.1 million for the three months ended June 30, 2011. The decrease was primarily related to an increase in foreign currency losses.

Income Taxes. During the three months ended June 30, 2012 and June 30, 2011, we recorded a provision for federal, state and foreign income taxes of approximately $1.6 million and $1.4 million, respectively. Our effective tax rate increased year-over-year as a result of losses incurred in our Cosm subsidiary for which no corresponding benefit was recognized during the three months ended June 30, 2012. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2011 and June 30, 2012, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian and Cosm subsidiaries. These entities have historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

Net Income. We recognized net income of $0.6 million for the three months ended June 30, 2012 compared to a net income of $2.7 million for the three months ended June 30, 2011. For the three months ended June 30, 2012, revenue increased $4.7 million while cost of revenue increased $1.0 million, operating expenses increased $5.5 million, other expenses increased $0.1 million, and our tax provision increased $0.2 million, resulting in approximately a $2.1 million decrease in net income.

The $4.7 million increase in revenue is primarily due to an increase in revenue from new customers and add-on revenues from our existing customer base, partially offset by a decrease in Ignition product revenue, mainly caused by the change in our business model related to our Ignition for iPhone and iPad app from a perpetually based licensing model to a subscription based business model.

The $1.0 million increase in cost of revenue is primarily due to a $0.4 million increase in personnel-related costs, a $0.3 million increase in costs to manage our data centers and the hosting of our services, and a $0.3 million increase in acquisition related amortization.

The $5.5 million increase in operating expenses is primarily due to a $4.1 million increase in personnel-related costs, including a $0.7 million increase in stock-based compensation, a $0.3 million increase in marketing program costs, a $0.2 million increase in travel-related costs, a $0.2 million increase in audit fees, a $0.2 million increase professional fees, a $0.1 million increase in maintenance costs, a $0.2 million increase in hardware and software maintenance costs, a $0.1 million increase in credit card processing fees, and a $0.1 million increase in office-related costs.

The $0.2 million increase in our tax provision is primarily due to a provision for federal, state, and foreign income taxes of $1.6 million for the three months ended June 30, 2012, compared to a $1.4 million provision for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 and 2011

Revenue. Revenue for the six months ended June 30, 2012 was $66.5 million, an increase of $10.3 million, or 18%, over revenue of $56.1 million for the six months ended June 30, 2011. The majority of the increase was due to an increase in revenue from new customers, as our total number of subscribers increased to approximately 410,000 at June, 2012 from approximately 325,000 subscribers at June 30, 2011, and incremental add-on revenues from our existing customer base. The increase in revenue from new customers and incremental add-on revenue from our existing customer base was partially offset by a decrease in perpetual license revenue, primarily caused by the change in our business model related to our Ignition for iPhone and iPad product from a perpetually based licensing model to a subscription based business model.

Cost of Revenue. Cost of revenue for the six months ended June 30, 2012 was $6.8 million, an increase of $1.9 million, or 37%, over cost of revenue of $5.0 million for the six months ended June 30, 2011. As a percentage of revenue, cost of revenue was 10% and 9% for the six months ended June 30, 2012 and 2011, respectively. The increase in absolute dollars was primarily a result of an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. The costs associated with managing our data centers and the hosting of our services increased by $0.8 million in the six months ended June 30, 2012 compared to the six months ended June 30, 2011. The increase was also due to a $0.7 million increase in amortization of intangible assets primarily due to the Cosm acquisition in July 2011 and the Bold acquisition in January 2012, as well as a $0.6 million increase in personnel-related costs, including stock-based compensation, as we increased the number of customer support employees to support our overall growth.

Research and Development Expenses. Research and development expenses for the six months ended June 30, 2012 were $12.9 million, an increase of $3.9 million, or 44%, over research and development expenses of $9.0 million for the six months June 30, 2011. As a percentage of revenue, research and development expenses were 19% and 16% for the six months ended June 30, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to a $3.5 million increase in personnel-related costs, including a $0.5 million increase in stock-based compensation, as we hired additional employees to improve the ease of use and functionality of our existing services and develop new service offerings, retained employees from the acquisitions of Cosm and Bold in July 2011 and January 2012, respectively, and recognition of $1.6 million and $0.2 million of contingent payment costs also associated with the Cosm and Bold acquisitions, respectively (see note 4 to the condensed consolidated financial statements). These were offset by a $0.1 million increase in costs related to internally developed computer software to be sold as a service which was incurred during the application development stage and therefore capitalized rather than expensed.

        Sales and Marketing Expenses. Sales and marketing expenses for the six months ended June 30, 2012 were $33.3 million, an increase of $6.3 million, or 23%, over sales and marketing expenses of $27.0 million for the six months ended June 30, 2011. As a percentage of revenue, sales and marketing expenses were 50% and 48% for the six months ended June 30, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to a $4.0 million increase in personnel-related and recruiting costs, including $0.6 million in stock-based compensation, as we hired additional employees to support our growth in sales and expand our marketing efforts and $1.3 million increase in marketing program costs. The increase was also due to a $0.2 million increase in travel-related costs, a $0.2 million increase in credit card processing fees, a $0.2 million increase in professional fees, and a $0.1 million increase in hardware and software maintenance costs.

        General and Administrative Expenses. General and administrative expenses for the six months ended June 30, 2012 were $9.7 million, a decrease of $0.2 million, or 2%, over general and administrative expenses of $9.9 million for the six months ended June 30, 2011. As a percentage of revenue, general and administrative expenses were 15% and 18% for the six months ended June 30, 2012 and 2011, respectively. The decrease in absolute dollars was primarily due to a $2.9 million decrease in legal costs associated with our defense against the patent infringement claims made by 01 Communique. This was offset by a $1.7 million increase in personnel-related costs, primarily consisting of a $0.9 million increase in stock-based compensation, a $0.4 million increase in accounting-related fees, a $0.1 million increase in acquisition-related legal costs and a $0.1 million increase in miscellaneous tax costs.

Legal Settlement Expenses. Legal settlement expenses for the six months ended June 30, 2012 were $0 compared to $1.3 million for the six months ended June 30, 2011. Legal settlement expenses for the six months ended June 30, 2011 were related to the License Agreement we entered into with Gemini IP LLC on April 25, 2011 (see Note 9 to the Notes to the Condensed Consolidated Financial Statements).

Amortization of Intangibles. Amortization of intangibles for the six months ended June 30, 2012 and 2011 were $0.3 million and $0.2 million, respectively. The amortization of intangibles for the six months ended June 30, 2012 related primarily to the value of intangible assets acquired in our January 2012 acquisition of Bold. The amortization of intangibles for the six months ended June 30, 2011 related primarily to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc., which is fully amortized as of June 30, 2012.

Interest and Other Income, Net. Interest and other income, net was expense of approximately $0.1 million for the six months ended June 30, 2012 and income of approximately $0.2 million for the six months ended June 30, 2011. The decrease was primarily related an increase in foreign currency losses.

Income Taxes. During the six months ended June 30, 2012 and June 30, 2011, we recorded a provision for federal, state and foreign income taxes of approximately $2.7 million and $1.4 million, respectively. Our effective tax rate increased year-over-year as a result of losses incurred in our Cosm subsidiary for which no corresponding benefit was recognized during the three months ended June 30, 2012. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2011 and June 30, 2012, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian and Cosm subsidiaries. These entities have historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

Net Income. We recognized net income of $0.7 million for the six months ended June 30, 2012 compared to net income of $2.6 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, revenue increased $10.3 million while cost of revenue increased $1.9 million, operating expenses increased $8.9 million, our tax provision increased $1.3 million and other expenses increased $0.2 million, resulting in approximately a $1.9 million decrease in net income.

The $10.3 million increase in revenue is primarily due to an increase in revenue from new customers and add-on revenues from our existing customer base, partially offset by a decrease in Ignition product revenue, mainly caused by the change in our business model related to our Ignition for iPhone and iPad app from a perpetually based licensing model to a subscription based business model.

The $1.9 million increase in cost of revenue is primarily due to a $0.8 million increase in costs to manage our data centers and the hosting of our services, a $0.7 million increase in acquisition related amortization, and $0.6 million related to an increase in personnel-related costs.

The $8.9 million increase in operating expenses is primarily due to a $9.0 million increase in personnel-related costs, including a $1.9 million increase in stock-based compensation, a $1.3 million increase in marketing program costs, a $0.6 million increase in travel-related costs, a $0.3 million increase in acquisition related costs and amortization, a $0.3 million increase professional fees, a $0.3 million increase in hardware and software maintenance costs, $0.4 million increase in audit fees, a $0.2 million increase in office related costs, a $0.2 million increase in credit card processing fees, a $0.1 million increase in rent expense, $0.1 million increase in depreciation expense, and $0.1 increase in miscellaneous tax fees. These were offset by a $2.9 million decrease in litigation-related costs and a $1.2 million decrease in legal settlements.

The $1.3 million increase in our tax provision is primarily due to a provision for federal, state, and foreign income taxes of $2.7 million for the six months ended June 30, 2012, compared to a $1.4 million for the six months ended June 30, 2011.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2011	2012
	(in thousands)
Net cash provided by operations	$13,823	$16,146
Net cash used in investing activities	(2,331)	(26,228)
Net cash provided by financing activities	4,460	4,565
Effect of exchange rate changes	772	357

Net increase (decrease) in cash	$16,724	$(5,160)

At June 30, 2012, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $198.5 million.

Cash Flows From Operating Activities

Net cash inflows from operating activities during the six months ended June 30, 2012 were mainly attributable to non-cash operating expenses, including $6.1 million for stock compensation, and $2.8 million for depreciation and amortization. Net cash inflows from operating activities were also attributable to a $4.1 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth, a $0.4 million decrease in accounts receivable, a $1.4 million increase in accounts payable and accrued expenses, and a $1.1 million increase in other long-term liabilities, offset by a $0.5 million increase in prepaid expenses and other current assets. We expect that our future cash flows from operating activities will be impacted by costs associated with the relocation of our corporate headquarters to Boston, Massachusetts and by the contingent payments associated with the Cosm and Bold acquisitions. Also, if 01 Communique is successful in their appeal of the summary judgment ruling granted to us in May 2011, we may continue to incur significant legal costs, which could impact our future cash flows from operating activities.

Net cash inflows from operating activities during the six months ended June 30, 2011 were mainly attributable to a $8.3 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth. Net cash inflows from operating activities were also attributable to non-cash operating expenses, including $4.0 million for stock compensation, $2.1 million for depreciation and amortization, and a $1.3 million provision from deferred income taxes. The increase in net cash inflows from operating activities were also attributable to a $0.5 million decrease in prepaid expenses and other current assets offset by a $2.6 million increase in accounts receivable and a $2.0 million income tax benefit from the exercise of stock options.

Cash Flows From Investing Activities

Net cash used in investing for the six months ended June 30, 2012 was primarily related to the acquisition of Bold for $14.8 million, net of cash acquired, and the purchase of $75.0 million of marketable securities offset by proceeds of $70.0 million from maturity of marketable securities. Net cash used in investing activities also related to the addition of $2.3 million in property and equipment mainly related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure and expansion of our offices. Restricted cash and deposits also increased $3.6 million as a result of the letter of credit associated with the lease of our new corporate headquarters in Boston. We also had $0.6 million in intangible asset additions related to the purchase of domain names, trademarks and internally developed software.

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

Cash Flows From Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2012 was primarily related to a $2.6 million income tax benefit from the exercise of stock options as well as $2.0 million in proceeds received from the issuance of common stock upon exercise of stock options.

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

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$48,903,000	$2,555,000	$10,055,000	$10,158,000	$26,135,000
Hosting service agreements	2,073,000	2,073,000	—	—	—

Total	$50,976,000	$4,628,000	$10,055,000	$10,158,000	$26,135,000

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

In April 2012, we entered into a lease for a new corporate headquarters located in Boston, Massachusetts. The landlord is obligated to rehabilitate the existing building and we expect that the lease term will begin in February 2013 and extend through May 2023. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $41.3 million. Pursuant to the terms of the lease, the landlord is responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements will be billed by the landlord to us as additional rent. We estimate these excess costs to be approximately $2.5 million. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable standby letter of credit which is collateralized by a bank deposit in the amount of approximately $3.5 million or 105 percent of the security deposit. The security deposit is classified as restricted cash. The lease includes an option to extend the original term of the lease for two successive five year periods.

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

        Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a result of the majority of our research and development expenditures being made from our Hungarian research and development facilities, and in our international sales and marketing offices in The Netherlands, the United Kingdom, Australia, Japan, Ireland, Brazil and India. In the six months ended June 30, 2012, approximately 14%, 3%, 10%, 2% and 1% of our operating expenses occurred in our operations in Hungary, The Netherlands, the United Kingdom, Australia and Japan, respectively, and less than 1% each in Ireland, Brazil and India. In the six months ended June 30, 2011, approximately 14%, 5%, 4%, 2% and less than 1% of our operating expenses occurred in our operations in Hungary, The Netherlands, the United Kingdom, Australia and Brazil, respectively.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We experienced net losses of $9.1 million for 2007, and $5.4 million for 2008. In the quarter ended September 30, 2008, we achieved profitability and reported net income for the first time. We reported net income of $8.8 million for 2009, $21.1 million for 2010, $5.8 million for 2011 and reported net income of $0.7 million for the six months ended June 30, 2012. We cannot predict if we will sustain this profitability or, if we fail to sustain this profitability, attain profitability again in the near future or at all. We expect to continue making significant future expenditures to develop and expand our business. In addition, as a public company, we incur additional significant legal, accounting and other expenses that we did not incur as a private company. These increased expenditures make it harder for us to maintain future profitability. Our growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this report and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to maintain profitability, and we may incur significant losses for the foreseeable future.

Growth of our business may be adversely affected if businesses, IT support providers or consumers do not adopt remote access, support and collaboration solutions more widely.

Our services employ new and emerging technologies for remote access, support and collaboration. Our target customers may hesitate to accept the risks inherent in applying and relying on new technologies or methodologies to supplant traditional methods of remote connectivity. Our business will not be successful if our target customers do not accept the use of our remote access and remote support technologies.

Assertions by a third party that our services and solutions infringe its intellectual property, whether or not correct, could subject us to costly and time-consuming litigation or expensive licenses.

There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. We have been, and may in the future be, subject to third party patent infringement or other intellectual property-related lawsuits as we face increasing competition and become increasingly visible. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop a non-infringing technology or enter into license agreements. There can be no assurance that such licenses will be available on acceptable terms and conditions, if at all, and although we have previously licensed proprietary technology, we cannot be certain that the owners’ rights in such technology will not be challenged, invalidated or circumvented. For these reasons and because of the potential for high court awards that are difficult predict, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. In addition, many of our service agreements require us to indemnify our customers from certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. These types of claims could harm our relationships with our customers, deter future customers from subscribing to our services or expose us to further litigation. Any adverse determination related to intellectual property claims or litigation could prevent us from offering all or a portion of our services to customers due to an injunction or require us to pay damages or license fees, which could adversely affect our business, financial condition and operating results.

For information concerning pending patent infringement cases, please refer to Part II, Item 1 entitled “Legal Proceedings” and Note 9 of the Notes to Condensed Consolidated Financial Statements.

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

Our business strategy includes acquiring complementary services, technologies or businesses. For example, in July 2011 we acquired substantially all of the assets and liabilities of Connected Environments (BVI) Ltd. and Connected Environments Ltd. and their Cosm service and in January 2012 we acquired substantially all of the assets and liabilities of Bold Software, LLC and its BoldChat service. We also may enter into relationships with other businesses to expand our portfolio of services or our ability to provide our services in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

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

The integration of an acquired company such as our recent acquisition of substantially all of the assets and liabilities of Connected Environments (BVI) Ltd. and Connected Environments Ltd. and their Cosm service and our recent acquisition of substantially all of the assets and liabilities of Bold Software, LLC and its BoldChat service requires, among other things, coordination of administrative, sales and marketing, accounting and finance functions and expansion of information and management systems. Integration may prove to be difficult initially due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and corporate cultures. We may not be able to retain key employees of Connected Environments, Bold Software or any other acquired company. Additionally, the process of integrating a new product or service may require a disproportionate amount of time and attention of our management and financial and other resources. Any difficulties or problems encountered in the integration of a new product or service could have a material adverse effect on our business.

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

We host our services and serve all of our customers from five third-party data center facilities, of which four are located in the United States and one is located in Europe. We do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

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

The on-demand, cloud-based, remote-connectivity solutions market is characterized by rapid technological change, frequent new service introductions and evolving industry standards. Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing services, introduce new services and sell into new markets. To achieve market acceptance for our services, we must effectively anticipate and offer services that meet changing customer demands in a timely manner. Customers may require features and capabilities that our current services do not have. If we fail to develop services that satisfy customer preferences in a timely and cost-effective manner, our ability to renew our services with existing customers and our ability to create or increase demand for our services will be harmed.

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

We increased our revenue from $51.7 million in 2008 to $74.4 million in 2009 to $101.1 million in 2010 to $119.5 million in 2011 and to $66.5 million for the six months ended June 30, 2012. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.

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

Our business depends on the overall demand for IT and on the economic health of our current and prospective customers. The use of our service is often discretionary and may involve a commitment of capital and other resources. Weak economic conditions in the United States, European Union and other key international economies may affect the rate of IT spending and could adversely impact our customers’ ability or willingness to purchase our services, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscription contracts, or affect renewal rates, all of which could have an adverse effect on our business, operating results and financial condition.

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

Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until July 26, 2012, our common stock has traded as high as $49.50 and as low as $15.15. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

As a public company, we incur significant legal, accounting and other expenses, including costs associated with public company reporting requirements.

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

We did not sell any unregistered securities in the three months ended June 30, 2012.

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

LOGMEIN, INC.

Date: July 26, 2012	By:	/s/ Michael K. Simon

Michael K Simon
President and Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2012	By:	/s/ James F. Kelliher

James F. Kelliher
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

10.1	Form of Executive Restricted Stock Unit Agreement

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.