Form 10-Q
period 2012-09-30
LogMeIn, Inc.
filed 2012-10-25
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of October 19, 2012, there were 24,803,526 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

Part I. Financial Information

Item 1. Financial Statements

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

	December 31,	September 30,
	2011	2012
ASSETS
Current assets:
Cash and cash equivalents	$103,603,684	$105,003,430
Marketable securities	95,040,045	100,199,764
Accounts receivable (net of allowance for doubtful accounts of $109,000 and $160,000 as of December 31, 2011 and September 30, 2012, respectively)	8,747,104	10,587,711
Prepaid expenses and other current assets	2,411,640	3,440,855
Deferred income tax assets	1,980,342	1,869,239

Total current assets	211,782,815	221,100,999
Property and equipment, net	5,202,721	6,763,666
Restricted cash	369,792	3,795,979
Intangibles, net	3,260,612	6,641,574
Goodwill	7,258,743	18,768,580
Other assets	242,122	243,210
Deferred income tax assets	3,940,312	5,829,875

Total assets	$232,057,117	$263,143,883

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,275,163	$6,297,787
Accrued liabilities	10,472,805	15,189,524
Deferred revenue, current portion	55,961,859	61,935,097

Total current liabilities	72,709,827	83,422,408
Deferred revenue, net of current portion	2,302,465	3,359,426
Other long-term liabilities	1,239,136	641,049

Total liabilities	76,251,428	87,422,883

Commitments and contingencies (Note 9)
Preferred stock, $0.01 par value — 5,000,000 shares authorized, 0 shares outstanding as of December 31, 2011 and September 30, 2012
Equity:
Common stock, $0.01 par value — 75,000,000 shares authorized as of
December 31, 2011 and September 30, 2012; 24,551,641 and 24,803,526 shares issued and outstanding as of December 31, 2011 and September 30, 2012, respectively	245,516	248,035
Additional paid-in capital	154,440,369	172,083,754
Retained earnings	2,677,128	4,046,735
Accumulated other comprehensive loss	(1,557,324)	(657,524)

Total equity	155,805,689	175,721,000

Total liabilities and equity	$232,057,117	$263,143,883

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue	$31,001,833	$35,367,700	$87,138,568	$101,852,212
Cost of revenue	2,597,780	3,687,199	7,579,681	10,529,245

Gross profit	28,404,053	31,680,501	79,558,887	91,322,967

Operating expenses
Research and development	6,105,253	6,788,250	15,085,011	19,704,653
Sales and marketing	14,612,072	18,214,952	41,654,309	51,534,907
General and administrative	5,681,539	4,982,741	15,577,184	14,687,992
Legal settlements	—	—	1,250,000	—
Amortization of acquired intangibles	32,912	145,896	216,994	418,841

Total operating expenses	26,431,776	30,131,839	73,783,498	86,346,393

Income from operations	1,972,277	1,548,662	5,775,389	4,976,574
Interest income, net	210,209	244,973	660,879	678,440
Other expense	(146,039)	(4,782)	(406,722)	(510,372)

Income before income taxes	2,036,447	1,788,853	6,029,546	5,144,642
Provision for income taxes	(908,750)	(1,071,163)	(2,284,772)	(3,775,035)

Net income	$1,127,697	$717,690	$3,744,774	$1,369,607

Net income per share:
Basic	$0.05	$0.03	$0.16	$0.06
Diluted	$0.04	$0.03	$0.15	$0.05
Weighted average shares outstanding:
Basic	24,233,996	24,784,939	24,094,117	24,679,268
Diluted	25,108,470	25,303,230	25,108,398	25,341,473

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Net income	$1,127,697	$717,690	$3,744,774	$1,369,607

Other comprehensive (loss) income:
Net unrealized gains on marketable securities, net of tax	16,477	52,508	13,054	58,946
Net translation (losses) gains	(1,332,067)	710,653	(541,570)	840,854

Total other comprehensive (loss) income	(1,315,590)	763,161	(528,516)	899,800

Comprehensive (loss) income	$(187,893)	$1,480,851	$3,216,258	$2,269,407

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2011	2012
Cash flows from operating activities
Net income	$3,744,774	$1,369,607
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,276,737	4,448,388
Amortization of premium on investments	119,014	31,612
Provision for bad debts	45,000	77,500
Provision for (benefit from) deferred income taxes	2,087,268	(1,782,601)
Income tax benefit from the exercise of stock options	(3,666,000)	—
Stock-based compensation	6,535,693	10,406,559
Gain on disposal of equipment	(396)	(665)
Changes in assets and liabilities:
Accounts receivable	(1,639,463)	(1,805,431)
Prepaid expenses and other current assets	292,236	(891,288)
Other assets	(228,252)	(1,089)
Accounts payable	1,556,042	9,365
Accrued liabilities	463,111	4,228,273
Deferred revenue	11,202,306	6,605,495
Other long-term liabilities	253,517	(598,087)

Net cash provided by operating activities	24,041,587	22,097,638

Cash flows from investing activities
Purchases of marketable securities	(135,066,500)	(120,098,150)
Proceeds from sale or disposal of marketable securities	135,000,000	115,000,000
Purchases of property and equipment	(2,252,724)	(4,186,867)
Intangible asset additions	(245,399)	(789,037)
Cash paid for acquisition, net of cash acquired	(10,000,000)	(14,831,525)
Increase in restricted cash and deposits	(25,569)	(3,557,760)

Net cash used in investing activities	(12,590,192)	(28,463,339)

Cash flows from financing activities
Proceeds from issuance of common stock upon option exercises	3,231,933	2,595,302
Income tax benefit from the exercise of stock options	3,666,000	4,644,044

Net cash provided by financing activities	6,897,933	7,239,346

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(234,338)	526,101

Net increase in cash and cash equivalents	18,114,990	1,399,746
Cash and cash equivalents, beginning of period	77,279,987	103,603,684

Cash and cash equivalents, end of period	$95,394,977	$105,003,430

Supplemental disclosure of cash flow information
Cash paid for interest	$1,090	$283
Cash paid for income taxes	$312,929	$780,331
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$140,330	$915,083
Fair value of contingent consideration in connection with acquisition included in accrued liabilities and other long term liabilities	$210,398	$153,890

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of the Business

LogMeIn, Inc. (the “Company”) provides essential cloud-based services for remote access, device management, collaboration, data management and customer care. The Company’s product line includes BoldChat®, CosmTM, CubbyTM, join.me®, LogMeIn Free®, LogMeIn Pro®, LogMeIn® CentralTM , LogMeIn Rescue®, LogMeIn® Rescue+MobileTM, LogMeIn Backup®, LogMeIn IgnitionTM , LogMeIn for iOS, LogMeIn Hamachi®, and RemotelyAnywhere®. The Company is based in Woburn, Massachusetts with wholly-owned subsidiaries in Hungary, The Netherlands, Australia, the United Kingdom, Brazil, Japan, India and Ireland.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2011 and September 30, 2012, marketable securities consisted of U.S. government agency securities that have remaining maturities within two years and have an aggregate amortized cost of $95,051,808 and $100,118,346 and an aggregate fair value of $95,040,045 and $100,199,764, including $102,552 and $91,561 of unrealized gains and $114,315 and $10,142 of unrealized losses, respectively.

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

As of December 31, 2011, no customers accounted for more than 10% of accounts receivable. As of September 30, 2012, one customer accounted for 11% of accounts receivable. No customers accounted for more than 10% of revenue for the three and nine months ended September 30, 2011 or 2012.

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an annual impairment test of goodwill on the last day of its fiscal year and whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. Through September 30, 2012, no impairments have occurred.

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

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency losses of approximately $146,000 and $407,000 for the three and nine months ended September 30, 2011, respectively, and foreign currency losses of approximately $5,000 and $510,000 for the three and nine months ended September 30, 2012, respectively.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through December 31, 2011 and September 30, 2012, the Company has provided a liability for approximately $198,000 and $215,000 for uncertain tax positions, respectively. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

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

The Company’s revenue (based on customer address) by geography is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenues:
United States	$19,867,371	$22,982,648	$55,866,804	$66,066,405
United Kingdom	2,938,313	3,250,174	8,305,706	9,345,362
International - all other	8,196,149	9,134,878	22,966,058	26,440,445

Total revenue	$31,001,833	$35,367,700	$87,138,568	$101,852,212

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

The Company has entered into agreements with certain customers that contractually obligate the Company to indemnify the customer from certain claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited.

Through January 1, 2012, the Company had not experienced any losses related to these indemnification obligations. On March 15, 2012, the Company received a request for indemnification from a customer in connection with a third-party claim that the customer’s use of a LogMeIn service infringed the third party’s patent. The Company was able to utilize funds from a designated escrow arrangement associated with a recent acquisition to settle this matter in September 2012 without any impact on the Company’s financial statements.

As of October 24, 2012, the Company has received notice from four of its customers that they have received letters from a third-party claiming that their use of certain LogMeIn services infringe upon the third-party’s patents. The Company is currently evaluating these claims and its potential indemnification obligations and therefore is unable to reasonably estimate a potential range of loss or expense associated with these claims at this time.

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

The Company excluded the following options to purchase common shares and restricted stock units because they had an anti-dilutive impact:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Options to purchase common shares	1,012,875	1,822,704	935,225	1,545,701
Restricted stock units	—	690,824	—	139,516

Total options and restricted stock units	1,012,875	2,513,528	935,225	1,685,217

Basic and diluted net income per share was calculated as follows:

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Basic:
Net income	$1,127,697	$3,744,774

Weighted average common shares outstanding, basic	24,233,996	24,094,117

Net income, basic	$0.05	$0.16

Diluted:
Net income	$1,127,697	$3,744,774

Weighted average common shares outstanding	24,233,996	24,094,117
Add: Options to purchase common shares	874,474	1,014,281

Weighted average common shares outstanding, diluted	25,108,470	25,108,398

Net income, diluted	$0.04	$0.15

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Basic:
Net income	$717,690	$1,369,607

Weighted average common shares outstanding, basic	24,784,939	24,679,268

Net income, basic	$0.03	$0.06

Diluted:
Net income	$717,690	$1,369,607

Weighted average common shares outstanding	24,787,939	24,679,268
Add: Common stock equivalents	518,291	662,205

Weighted average common shares outstanding, diluted	25,303,230	25,341,473

Net income, diluted	$0.03	$0.05

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

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2011
Cash equivalents — money market funds	$53,839,536	$53,839,536	$—	$—
Cash equivalents — bank deposits	5,032,135	—	5,032,135	—
Short-term marketable securities — U.S. government agency securities	95,040,045	85,040,105	9,999,940	—
Contingent consideration liability	212,536	—	—	212,536
Balance at September 30, 2012
Cash equivalents — money market funds	49,365,014	49,365,014	—	—
Cash equivalents — bank deposits	5,035,903	—	5,035,903	—
Short-term marketable securities — U.S. government agency securities	100,199,764	75,164,544	25,035,220	—
Contingent consideration liability	153,890	—	—	153,890

Bank deposits are classified within the second level of the fair value hierarchy and the fair value of those assets are determined based upon quoted prices for similar assets in active markets.

The Level 3 liability consists of contingent consideration related to the July 19, 2011 acquisition of Cosm. The fair value of the contingent consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 13% discount rate and an assumption that the earn-out will be achieved. The current portion of contingent consideration is included in Accrued liabilities and the non-current portion is included in Other long-term liabilities. A reconciliation of the beginning and ending Level 3 liability is as follows:

Nine Months Ended September 30, 2012
Balance beginning of period	$212,536
Transfers into Level 3	—
Payments	(89,012)
Change in fair value (included within research and development expense)	30,366

Balance end of period	$153,890

4. Acquisitions

On July 19, 2011, the Company acquired substantially all of the assets of Connected Environments (BVI) Limited, a British Virgin Island limited company and Connected Environments, Limited, a U.K. limited company (collectively “Connected Environments”), primarily including their Cosm service, for an initial cash payment of $10 million plus contingent payments totaling up to $5.2 million. The Cosm service is a cloud-based connectivity and data management platform for the Internet of Things. The Company acquired Cosm to expand its capabilities with embedded devices and enter into the Internet of Things market. The operating results of the acquired Cosm service, of which there was no revenue for the three and nine months ended September 30, 2011 and 2012, and $1.1 million of expense in both the three and nine months ended September 30, 2011 and $1.3 million and $4.6 million of expenses during the three and nine months ended September 30, 2012, respectively, are included in the consolidated financial statements beginning on the acquisition date.

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

The asset purchase agreement included a contingent payment provision requiring the Company to make additional payments to the shareholders of Connected Environments, as well as certain employees, on the first and second anniversaries of the acquisition, contingent upon the continued employment of certain employees and the achievement of certain product performance metrics. The range of the contingent payments that the Company could pay is between $0 to $4,898,000. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met. The Company paid approximately $1.7 million of contingent payments in July 2012 and expects to pay the remaining $3.2 million in July 2013.

The asset purchase agreement also includes a contingent payment provision to a non-employee shareholder for an amount between $0 and $267,000, which the Company has concluded is part of the purchase price. This contingent liability was recorded at its fair value of $192,561 at the acquisition date. The Company continues to re-measure the fair value of the consideration at each subsequent reporting period and recognizes any adjustments to fair value as part of earnings.

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

On January 6, 2012, the Company acquired substantially all of the assets of Bold Software, LLC (“Bold”), a Wichita, Kansas-based limited liability corporation, for a cash purchase price of approximately $15.3 million plus contingent, retention-based bonuses totaling $1.5 million, which are expected to be paid over a two year period from the date of acquisition. Bold is a leading provider of web chat and customer communications software. Bold’s operating results, of which there was approximately $1.2 million and $3.1 million of revenue for the three and nine months ended September 30, 2012, respectively, and $1.4 million and $3.9 million of expenses during the three and nine months ended September 30, 2012, respectively, are included in the condensed consolidated financial statements beginning on the acquisition date.

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

The Company incurred approximately $0.1 million of acquisition-related costs which are included in general and administrative expense for the year ended December 31, 2011, and $0 and $0.1 million of acquisition-related costs in the three and nine months ended September 30, 2012, respectively.

5. Goodwill and Intangible Assets

The changes in the carry amounts of goodwill for nine months ended September 30, 2012 are due to the addition of goodwill resulting from the Bold acquisition and the impact of foreign currency translation adjustments related to asset balances that are recorded in non-U.S. currencies.

Changes in goodwill for the nine months ended September 30, 2012, are as follows:

Balance, December 31, 2011	$7,258,743
Goodwill related to the acquisition of Bold	11,178,000
Foreign currency translation adjustments	331,837

Balance, September 30, 2012	$18,768,580

Intangible assets consist of the following:

		December 31, 2011			September 30, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets:
Trade name and trademark	1 -5 years	$635,506	$635,506	$—	$665,564	$659,508	$6,056
Customer base	5 -7 years	1,003,068	1,003,068	—	3,767,557	1,332,160	2,435,397
Domain names	5 years	222,826	51,499	171,327	513,570	110,936	402,634
Software	4 years	298,977	298,977	—	298,977	298,977	—
Technology	3 -6 years	4,475,281	1,831,276	2,644,005	5,710,887	2,829,471	2,881,416
Non-compete agreements	5 years	0	0	—	160,291	6,459	153,832
Internally developed software	3 years	539,612	94,332	445,280	1,041,997	279,758	762,239

		$7,175,270	$3,914,658	$3,260,612	$12,158,843	$5,517,269	$6,641,574

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

The Company capitalized $108,138 and $207,501 during the three months ended September 30, 2011 and 2012, respectively and $245,464 and $502,385 during the nine months ended September 30, 2011 and 2012, respectively of costs related to internally developed computer software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services. The Company paid $15,094 and $290,745 to acquire domain names in both the three and nine months ended September 30, 2012.

The Company is amortizing its intangible assets based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. Amortization expense for intangible assets was $294,462 and $533,164 for the three months ended September 30, 2011 and 2012, respectively, and $514,486 and $1,588,583 for the nine months ended September 30, 2011 and 2012, respectively. Amortization relating to software, technology and internally developed software is recorded within cost of revenues and the amortization of trade name and trademark, customer base, domain names, and non-compete agreements is recorded within operating expenses. Future estimated amortization expense for intangible assets is as follows at September 30, 2012:

Amortization Expense (Years Ending December 31)	Amount
2012 (Three months ending December 31)	$556,041
2013	2,236,873
2014	1,693,784
2015	859,255
2016	592,891
Thereafter	702,730

Total	$6,641,574

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2011	September 30, 2012
Marketing programs	$1,770,611	$3,122,468
Payroll and payroll related	5,333,430	7,420,895
Professional fees	795,720	1,143,133
Other accrued expenses	2,573,044	3,503,028

Total accrued expenses	$10,472,805	$15,189,524

7. Income Taxes

The Company recorded a provision for federal, state and foreign income taxes of approximately $0.9 million and $1.1 million for the three months ended September 30, 2011 and 2012, respectively, and $2.3 million and $3.8 million for the nine months ended September 30, 2011 and 2012, respectively. The Company’s effective tax rate has increased for the three and nine months ended September 30, 2012, as compared to the three and nine month ending September 30, 2011 as a result of losses generated by its Cosm subsidiary, for which no corresponding benefit has been recognized.

Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carry-forwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. At each balance sheet date, the Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2011 and September 30, 2012, the Company maintained a full valuation allowance related to the deferred tax assets of its Hungarian and Cosm subsidiaries. These entities have historical losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. The Company has recorded a liability related to uncertain tax provisions of approximately $198,000 and $215,000 as of December 31, 2011 and September 30, 2012, respectively. The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the three and nine months ended September 30, 2011, the Company did not recognize any interest or penalties in its statements of income. During the three and nine months ended September 30, 2012, the Company recognized approximately $2,000 in interest related to uncertain tax provisions in its statements of income. There are no accruals for interest or penalties at December 31, 2011 or September 30, 2012.

The Company has performed an analysis of its ownership changes as defined by Section 382 of the Internal Revenue Code and has determined that an ownership change as defined by Section 382 occurred in October 2004 and March 2010 resulting in approximately $219,000 and $12,800,000, respectively, of net operating losses (“NOLs”) being subject to limitation. As of December 31, 2011 and September 30, 2012, the Company believes all NOLs generated by the Company, including those subject to limitation, are available for utilization given the Company’s large annual limitation amount. Subsequent ownership changes as defined by Section 382 could potentially limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income.

8. Stock Based Awards

The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Restricted stock units generally vest over a three-year period. Certain stock-based awards provide for accelerated vesting if there is a change in control. On May 24, 2012, the Company’s stockholders approved an amendment to the 2009 Plan that increased the shares available to grant under the plan by 1,400,000 shares, established a maximum option term, eliminated certain liberal share recycling provisions, set a ratio so that the aggregate number of shares available for issuance under the 2009 Plan will be reduced by one and sixty-two hundredths (1.62) shares for each share delivered in settlement of any award of Restricted Stock, Restricted Stock Units or other stock based awards and one share for each share delivered in settlement of an Option or a Stock Appreciation Right, and removed the provision that allows our board of directors to re-price underwater awards without stockholder approval. There were 1,354,813 shares available for grant under the 2009 Plan as of September 30, 2012.

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

The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	1.13%	0.73%	1.13% - 2.28%	0.73% - 0.87%
Expected term (in years)	6.25	6.25	5.56 - 6.25	5.56 - 6.25
Volatility	60%	55%	60%	55% - 60%

The following table summarizes stock option activity, including performance-based options:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	2,626,260	$22.34	7.4	$44,093,090

Granted	720,516	35.23
Exercised	(251,885)	10.30		$5,300,925

Forfeited	(184,067)	32.16

Outstanding, September 30, 2012	2,910,824	$25.95	7.4	$14,339,873

Exercisable at December 31, 2011	1,100,792	$9.54	5.5	$32,040,375

Exercisable at September 30, 2012	1,315,061	$16.34	5.7	$13,221,779

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock on December 31, 2011 of $38.55 and $22.43 per share on September 30, 2012, or at time of exercise, and the exercise price of the options.

The weighted average grant date fair value of stock options issued or modified was $22.42 per share for the year ended December 31, 2011, and $19.12 for the nine months ended September 30, 2012.

During the three and nine months ended September 30, 2012, the Company granted 247,166 and 715,032 restricted stock units, respectively, containing time-based vesting conditions which generally lapse over a three year period. Upon vesting, the restricted stock units entitle the holder to receive one share of common stock for each restricted stock unit. As of September 30, 2012, the Company estimates that 565,121 shares of restricted stock units with an intrinsic value of approximately $18,179,932 and a weighted average remaining contractual term of 2.6 years will ultimately vest.

The following table summarizes restricted stock unit activity:

	Number of Shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2012	—	$—
Restricted stock units granted	715,032	32.23
Restricted stock units vested	—	—
Restricted stock units forfeited	(12,042)	35.66

Unvested as of September 30, 2012	702,990	$32.17

The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Cost of revenue	$65,167	$134,103	$236,742	$349,073
Research and development	421,482	843,930	1,095,110	2,000,097
Sales and marketing	801,678	1,519,973	1,983,721	3,370,642
General and administrative	1,250,749	1,835,546	3,220,120	4,686,747

	$2,539,076	$4,333,552	$6,535,693	$10,406,559

As of September 30, 2012, there was approximately $41,909,000 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock awards which are expected to be recognized over a weighted average period of 2.6 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

9. Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in Massachusetts, Hungary, The Netherlands, Australia, the United Kingdom, Japan, Ireland and India that expire in 2012 through 2023.

In April 2012, the Company entered into a lease for a new corporate headquarters located in Boston, Massachusetts. The landlord is obligated to rehabilitate the existing building and the Company expects that the lease term will begin in February 2013 and extend through May 2023. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $41.3 million. Pursuant to the terms of the lease, the landlord is responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements will be billed by the landlord to the Company as additional rent. The Company estimates these excess costs to be approximately $4.2 million. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable standby letter of credit which is collateralized by a bank deposit in the amount of approximately $3.5 million or 105 percent of the security deposit. The security deposit is classified as restricted cash. The lease includes an option to extend the original term of the lease for two successive five year periods.

In October 2012, the Company entered into a lease for new office space in Dublin, Ireland. The term of the new office space began in October 2012 and extends through October 2022. The approximate annual lease payments for the new office space are $174,000 (EUR 135,000). The lease agreement required a security deposit of approximately $226,000 (EUR 176,000) and contains a termination option which allows the Company to terminate the lease pursuant to certain lease provisions.

Rent expense under all leases was approximately $725,000 and $793,000 for the three months ended September 30, 2011 and 2012, respectively, and $2,185,000 and $2,359,000 for the nine months ended September 30, 2011 and 2012, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $457,000 and $821,000 for the three months ended September 30, 2011 and 2012, respectively, and $1,381,000 and $2,207,000 for the nine months ended September 30, 2011 and 2012, respectively.

Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows at September 30, 2012:

Years Ending December 31
2012 (Three months ending December 31)	$1,560,000
2013	4,771,000
2014	5,593,000
2015	5,375,000
2016	5,498,000
Thereafter	29,388,000

Total minimum lease payments	$52,185,000

Litigation — On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named the Company as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007) alleging that the Company infringed U.S. Patent No. 6,928,479, which allegedly is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted the Company’s motion for summary judgment of non-infringement and issued a written order regarding this decision on May 4, 2011. On May 13, 2011, 01 filed a notice of appeal appealing the court’s ruling granting summary judgment. On July 31, 2012, the U.S. Court of Appeals for the Federal Circuit vacated the lower court’s summary judgment of non-infringement ruling and remanded the case back to the U.S. District Court for the Eastern District of Virginia with a revised claim construction. A trial calendar has not been established at this time. Despite the U.S. Court of Appeal’s decision to vacate the lower court’s summary judgment ruling and revise the ‘479 patent’s claim construction, the Company continues to believe that it has strong defenses to the claims made by 01 and intends to vigorously defend against them. At this time the Company remains unable to reasonably estimate a possible loss or range of loss associated with this litigation.

On November 3, 2010, Gemini IP LLC, or Gemini, filed a complaint that named the Company as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Texas (Civil Action No. 4:07-cv-521) alleging that the Company infringed U.S. Patent No. 6,117,932, which allegedly is owned by Gemini and has claims related to a system for operating an IT helpdesk. The complaint sought damages in an unspecified amount and injunctive relief. On April 25, 2011, the Company and Gemini entered into a License Agreement which granted the Company a fully-paid license that covers the patent at issue in the action and mutually released each party from all claims. The Company paid Gemini a one-time licensing fee of $1,250,000 in connection with the License Agreement. As a result, the action was dismissed by the court on May 23, 2011.

The Company is from time to time subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company’s consolidated financial statements.

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

We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers, customer service centers, OEMs, and consumers. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the nine months ended September 30, 2012, we generated revenues of $101.9 million, compared to $87.1 million for the nine months ended September 30, 2011, an increase of approximately $14.7 million. In fiscal 2011, we generated revenues of $119.5 million.

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

•

There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. We have been, and may in the future be, subject to third party patent infringement or other intellectual property-related lawsuits as we face increasing competition and become increasingly visible. Any adverse determination related to intellectual property claims or litigation could adversely affect our business, financial condition and operating results.

Sources of Revenue

We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers, customer service centers, OEMs and consumers. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe and is not concentrated within one customer or group of customers. The majority of our customers subscribe to our services on an annual basis and pay in advance, typically with a credit card, for their subscription. A smaller percentage of our customers subscribe to our services on a monthly basis through either month-to-month commitments or annual commitments that are then paid monthly with a credit card. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period.

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

Employees

We have increased our number of full-time employees to 535 at September 30, 2012 as compared to 482 at December 31, 2011 and 448 at September 30, 2011.

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

Cost of Revenue. Cost of revenue consists primarily of costs associated with our data center operations and customer support centers, including wages and benefits for personnel, telecommunication and hosting fees for our services, equipment maintenance, software license and maintenance fees and depreciation. Additionally, amortization expense associated with the acquired software and technology as well as internally developed software is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers is related to the number of customers who subscribe to our services and the complexity and redundancy of our services and hosting infrastructure. We expect cost of revenue expenses to increase in absolute dollars but remain relatively constant as a percentage of revenue as we continue to increase our number of customers over time.

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, professional fees associated with outsourced development projects and depreciation associated with assets used in development. We have focused our research and development efforts on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Europe. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized approximately $0.4 million and $0.2 million for the nine months ended September 30, 2012 and September 30, 2011, respectively, of costs related to internally developed computer software to be sold as a service, which was incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our services and as a result of contingent payment costs associated with the acquisition of Bold and remain relatively constant as a percentage of revenue.

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

General and Administrative. General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, finance and accounting personnel, professional fees, insurance and other corporate expenses. We expect general and administrative expenses to increase primarily due to the significant legal costs associated with our continued defense against the patent infringement claims made by 01 Communique. Additionally, general and administrative expenses will increase as we continue to add personnel, enhance our internal information systems, incur additional expenses related to audit, accounting and insurance costs. We expect that our general and administrative expenses will significantly increase in both absolute dollars and as a percentage of revenue primarily related to defending the patent infringement claims made by 01 (see Note 9 to the Condensed Consolidated Financial Statements).

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•	Revenue recognition;

•	Income taxes;

•	Goodwill and acquired intangible assets;

•	Stock-based compensation; and

•	Loss contingencies.

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2012	2011	2012
Revenue	100%	100%	100%	100%
Cost of revenue	8	10	9	10

Gross profit	92	90	91	90

Operating expenses:
Research and development	20	19	17	19
Sales and marketing	47	52	48	51
General and administrative	18	15	18	15
Legal settlements	—	—	1	—
Amortization of acquired intangibles	—	—	—	—

Total operating expenses	85	86	84	85

Income from operations	7	4	7	5
Interest and other expense, net	—	1	—	—

Income before for income taxes	7	5	7	5
(provision) for income taxes	(3)	(3)	(3)	(4)

Net income	4%	2%	4%	1%

Three Months Ended September 30, 2012 and 2011

Revenue. Revenue for the three months ended September 30, 2012 was $35.4 million, an increase of $4.4 million, or 14%, over revenue of $31.0 million for the three months ended September 30, 2011. The majority of the increase was due to an increase in revenue from new customers, as our total number of subscribers increased to approximately 435,000 at September 30, 2012 from approximately 343,000 subscribers at September 30, 2011, and incremental add-on revenues from our existing customer base. The increase in revenue from new customers and incremental add-on revenue from our existing customer base was partially offset by a decrease in perpetual license revenue, primarily caused by the change in our business model related to our Ignition for iPhone and iPad product, from a perpetually based licensing model to a subscription based business model.

Cost of Revenue. Cost of revenue for the three months ended September 30, 2012 was $3.7 million, an increase of $1.1 million, or 42%, over cost of revenue of $2.6 million for the three months ended September 30, 2011. As a percentage of revenue, cost of revenue was 10% and 8% for the three months ended September 30, 2012 and 2011, respectively. The increase in absolute dollars was primarily a result of an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. The costs associated with managing our data centers and the hosting of our services increased by $0.6 million in the three months ended September 30, 2012 compared to the three months ended September 30, 2011. The increase was also due to a $0.3 million increase in personnel-related costs, including stock-based compensation, as we increased the number of customer support employees to support our overall growth, as well as a $0.1 million increase in amortization of intangible assets primarily due to the Cosm acquisition in July 2011 and the Bold acquisition in January 2012.

Research and Development Expenses. Research and development expenses for the three months ended September 30, 2012 were $6.8 million, an increase of $0.7 million, or 11%, over research and development expenses of $6.1 million for the three months ended September 30, 2011. As a percentage of revenue, research and development expenses were 19% and 20% for the three months ended September 30, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to a $0.7 million increase in personnel-related costs, including a $0.4 million increase in stock-based compensation, as we hired additional employees to improve the ease of use and functionality of our existing services and develop new service offerings, and retained employees from the acquisitions of Cosm and Bold in July 2011 and January 2012, respectively. These were offset by a $0.1 million increase in costs related to internally developed computer software to be sold as a service which was incurred during the application development stage and therefore capitalized rather than expensed.

Sales and Marketing Expenses. Sales and marketing expenses for the three months ended September 30, 2012 were $18.2 million, an increase of 3.6 million, or 25%, over sales and marketing expenses of $14.6 million for the three months ended September 30, 2011. As a percentage of revenue, sales and marketing expenses were 52% and 47% for the three months ended September 30, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to a $1.9 million increase in personnel-related and recruiting costs, including

$0.7 million in stock-based compensation, as we hired additional employees to support our growth in sales and expand our marketing efforts and a $1.1 million increase in marketing program costs. The increase was also due to a $0.2 million increase in credit card processing fees and a $0.1 million increase in professional fees.

General and Administrative Expenses. General and administrative expenses for the three months ended September 30, 2012 were $5.0 million, a decrease of $0.7 million, or 12%, over general and administrative expenses of $5.7 million for the three months ended September 30, 2011. As a percentage of revenue, general and administrative expenses were 15% and 18% for the three months ended September 30, 2012 and 2011, respectively. The decrease in absolute dollars was primarily due to a $1.3 million accrual for uncollected sales taxes during the third quarter of 2011, which was offset by a $0.7 million increase in personnel related and recruiting costs, including a $0.6 million increase in stock-based compensation, as we increased the number of general and administrative employees to support our overall growth.

Amortization of Intangibles. Amortization of intangibles for the three months ended September 30, 2012 and 2011 was $0.1 million and $0, respectively. The amortization of intangibles for the three months ended September 30, 2012 related primarily to the value of intangible assets acquired in our January 2012 acquisition of Bold.

Interest and Other Income, Net. Interest and other income, net was income of approximately $0.2 million and $0.1 million for the three months ended September 30, 2012 and September 30, 2011, respectively. The increase was primarily related to a decrease in foreign currency losses.

Income Taxes. During the three months ended September 30, 2012 and September 30, 2011, we recorded a provision for federal, state and foreign income taxes of approximately $1.1 million and $0.9 million, respectively. Our effective tax rate increased year-over-year as a result of losses incurred in our Cosm subsidiary for which no corresponding benefit was recognized during the three months ended September 30, 2012. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2011 and September 30, 2012, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian and Cosm subsidiaries. These entities have historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

Net Income. We recognized net income of $0.7 million for the three months ended September 30, 2012 compared to a net income of $1.1 million for the three months ended September 30, 2011. For the three months ended September 30, 2012, revenue increased $4.4 million while cost of revenue increased $1.1 million, operating expenses increased $3.6 million, other income increased $0.1 million, and our tax provision increased $0.2 million, resulting in approximately a $0.4 million decrease in net income.

The $4.4 million increase in revenue is primarily due to an increase in revenue from new customers and add-on revenues from our existing customer base, partially offset by a decrease in Ignition product revenue, mainly caused by the change in our business model related to our Ignition for iPhone and iPad app from a perpetually based licensing model to a subscription based business model.

The $1.1 million increase in cost of revenue is primarily due to a $0.6 million increase in costs to manage our data centers, a $0.3 million increase in personnel-related costs, and a $0.1 million increase in acquisition related amortization.

The $3.6 million increase in operating expenses is primarily due to a $3.2 million increase in personnel-related costs, including a $1.7 million increase in stock-based compensation, a $0.2 million increase in audit fees, and a $0.2 million increase in amortization and depreciation.

The $0.2 million increase in our tax provision is primarily due to a provision for federal, state, and foreign income taxes of $1.1 million for the three months ended September 30, 2012, compared to a $0.9 million provision for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 and 2011

Revenue. Revenue for the nine months ended September 30, 2012 was $101.9 million, an increase of $14.7 million, or 17%, over revenue of $87.1 million for the nine months ended September 30, 2011. The majority of the increase was due to an increase in revenue from new customers, as our total number of subscribers increased to approximately 435,000 at September, 2012 from approximately 343,000 subscribers at September 30, 2011, and incremental add-on revenues from our existing customer base. The increase in revenue from new customers and incremental add-on revenue from our existing customer base was partially offset by a decrease in perpetual license revenue, primarily caused by the change in our business model related to our Ignition for iPhone and iPad product from a perpetually based licensing model to a subscription based business model.

Cost of Revenue. Cost of revenue for the nine months ended September 30, 2012 was $10.5 million, an increase of $2.9 million, or 39%, over cost of revenue of $7.6 million for the nine months ended September 30, 2011. As a percentage of revenue, cost of revenue was 10% and 9% for the nine months ended September 30, 2012 and 2011, respectively. The increase in absolute dollars was primarily a result of an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. The costs associated with managing our data centers and the hosting of our services increased by $1.4 million in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011. The increase was also due to a $0.7 million increase in personnel-related costs, including stock-based compensation, as we increased the number of customer support employees to support our overall growth, and a $0.8 million increase in amortization of intangible assets primarily due to the Cosm acquisition in July 2011 and the Bold acquisition in January 2012.

Research and Development Expenses. Research and development expenses for the nine months ended September 30, 2012 were $19.7 million, an increase of $4.6 million, or 31%, over research and development expenses of $15.1 million for the nine months ended September 30, 2011. As a percentage of revenue, research and development expenses were 19% and 17% for the nine months ended September 30, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to a $4.2 million increase in personnel-related costs, including a $0.9 million increase in stock-based compensation, as we hired additional employees to improve the ease of use and functionality of our existing services and develop new service offerings, retained employees from the acquisitions of Cosm and Bold in July 2011 and January 2012, respectively, and an increase of $1.5 million and $0.3 million for contingent payment costs also associated with the Cosm and Bold acquisitions, respectively (see note 4 to the condensed consolidated financial statements). These were offset by a $0.2 million increase in costs related to internally developed computer software to be sold as a service which was incurred during the application development stage and therefore capitalized rather than expensed.

Sales and Marketing Expenses. Sales and marketing expenses for the nine months ended September 30, 2012 were $51.5 million, an increase of $9.8 million, or 24%, over sales and marketing expenses of $41.7 million for the nine months ended September 30, 2011. As a percentage of revenue, sales and marketing expenses were 51% and 48% for the nine months ended September 30, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to a $5.9 million increase in personnel-related and recruiting costs, including $1.4 million in stock-based compensation, as we hired additional employees to support our growth in sales and expand our marketing efforts and $2.5 million increase in marketing program costs. The increase was also due to a $0.3 million increase in travel-related costs, a $0.3 million increase in credit card processing fees, a $0.3 million increase in professional fees, and a $0.2 million increase in hardware and software maintenance costs.

General and Administrative Expenses. General and administrative expenses for the nine months ended September 30, 2012 were $14.7 million, a decrease of $0.9 million, or 6%, over general and administrative expenses of $15.6 million for the nine months ended September 30, 2011. As a percentage of revenue, general and administrative expenses were 15% and 18% for the nine months ended September 30, 2012 and 2011, respectively. The decrease in absolute dollars was primarily due to a $3.0 million decrease in legal costs associated with our defense against the patent infringement claims made by 01 Communique, and a $1.3 million decrease due to an accrual for uncollected sales tax during the third quarter 2011. This was offset by a $2.4 million increase in personnel-related costs, primarily consisting of a $1.5 million increase in stock-based compensation, a $0.6 million increase in audit fees, a $0.2 million increase in travel related costs, a $0.1 million increase in miscellaneous tax costs, and a $0.1 million in director fees.

Legal Settlement Expenses. Legal settlement expenses for the nine months ended September 30, 2012 were $0 compared to $1.3 million for the nine months ended September 30, 2011. Legal settlement expenses for the nine months ended September 30, 2011 were related to the License Agreement we entered into with Gemini IP LLC on April 25, 2011 (see Note 9 to the Notes to the Condensed Consolidated Financial Statements).

Amortization of Intangibles. Amortization of intangibles for the nine months ended September 30, 2012 and 2011 were $0.4 million and $0.2 million, respectively. The amortization of intangibles for the nine months ended September 30, 2012 related primarily to the value of intangible assets acquired in our January 2012 acquisition of Bold. The amortization of intangibles for the nine months ended September 30, 2011 related primarily to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc., which is fully amortized as of September 30, 2012.

Interest and Other Income, Net. Interest and other income, net was income of approximately $0.2 million for the nine months ended September 30, 2012 and income of approximately $0.3 million for the nine months ended September 30, 2011. The decrease was primarily related to an increase in foreign currency losses.

Income Taxes. During the nine months ended September 30, 2012 and September 30, 2011, we recorded a provision for federal, state and foreign income taxes of approximately $3.8 million and $2.3 million, respectively. Our effective tax rate increased year-over-year as a result of losses incurred in our Cosm subsidiary for which no corresponding benefit was recognized during the nine months ended September 30, 2012. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2011 and September 30, 2012, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian and Cosm subsidiaries. These entities have historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

Net Income. We recognized net income of $1.4 million for the nine months ended September 30, 2012 compared to net income of $3.7 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, revenue increased $14.7 million while cost of revenue increased $2.9 million, operating expenses increased $12.6 million, our tax provision increased $1.5 million and other expenses increased $0.1 million, resulting in approximately a $2.4 million decrease in net income.

The $14.7 million increase in revenue is primarily due to an increase in revenue from new customers and add-on revenues from our existing customer base, partially offset by a decrease in Ignition product revenue, mainly caused by the change in our business model related to our Ignition for iPhone and iPad app from a perpetually based licensing model to a subscription based business model.

The $2.9 million increase in cost of revenue is primarily due to a $1.4 million increase in costs to manage our data centers and the hosting of our services, $0.7 million related to an increase in personnel-related costs, and a $0.8 million increase in acquisition related amortization.

The $12.6 million increase in operating expenses is primarily due to a $12.3 million increase in personnel-related costs, including a $3.8 million increase in stock-based compensation and a $0.3 million increase in professional fees.

The $1.5 million increase in our tax provision is primarily due to a provision for federal, state, and foreign income taxes of $3.8 million for the nine months ended September 30, 2012, compared to a $2.3 million for the nine months ended September 30, 2011.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2011	2012
	(in thousands)
Net cash provided by operations	$24,041	$22,098
Net cash used in investing activities	(12,590)	(28,463)
Net cash provided by financing activities	6,898	7,239
Effect of exchange rate changes	(234)	526

Net increase (decrease) in cash	$18,115	$1,400

At September 30, 2012, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $205.2 million.

Cash Flows From Operating Activities

Net cash inflows from operating activities during the nine months ended September 30, 2012 were mainly attributable to non-cash operating expenses, including $10.4 million for stock compensation, and $4.4 million for depreciation and amortization. Net cash inflows from operating activities were also attributable to a $6.6 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth, and a $4.3 million increase in accounts payable and accrued expenses, offset by a $1.8 million increase in accounts receivable, a $0.6 million decrease in other long-term liabilities, and a $0.9 million increase in prepaid expenses and other current assets. We expect that our future cash flows from operating activities will be impacted by costs associated with the relocation of our corporate headquarters to Boston, Massachusetts and by the contingent payments associated with the Cosm and Bold acquisitions. Additionally, we expect to incur significant legal costs associated with our continued defense against the patent infringement claims made by 01 Communique which will impact our future cash flows from operating activities.

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

Cash Flows From Investing Activities

Net cash used in investing for the nine months ended September 30, 2012 was primarily related to the acquisition of Bold for $14.8 million, net of cash acquired, and the purchase of $120.1 million of marketable securities offset by proceeds of $115.0 million from redemption and maturity of marketable securities. Net cash used in investing activities also related to the addition of $4.2 million in property and equipment mainly related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure and expansion of our offices. Restricted cash and deposits also increased $3.6 million as a result of the letter of credit associated with the lease of our new corporate headquarters in Boston. We also had $0.8 million in intangible asset additions related to the purchase of domain names, trademarks and internally developed software.

Net cash used in investing for the nine months ended September 30, 2011 was primarily related to the acquisition of Cosm for $10.0 million and the addition of $2.3 million in property and equipment mainly related to the expansion and upgrade of our data center capacity as well as the expansion and upgrade of our internal IT infrastructure.

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

Cash Flows From Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2012 was primarily related to a $4.6 million income tax benefit from the exercise of stock options as well as $2.6 million in proceeds received from the issuance of common stock upon exercise of stock options.

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

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$50,000,000	2,738,000	11,035,000	10,213,000	26,014,000
Hosting service agreements	2,185,000	2,116,000	69,000	—	—

Total	$52,185,000	$4,854,000	$11,104,000	$10,213,000	$26,014,000

The commitments under our operating leases shown above consist primarily of lease payments for our future corporate headquarters located in Boston, Massachusetts (see Note 9 to the Condensed Consolidated Financial Statements), our current corporate headquarters located in Woburn, Massachusetts, our international sales and marketing offices located in The Netherlands, Australia, the United Kingdom, Ireland, India and Japan and our research and development offices in Hungary and contractual obligations related to our data centers.

In April 2012, we entered into a lease for a new corporate headquarters located in Boston, Massachusetts. The landlord is obligated to rehabilitate the existing building and we expect that the lease term will begin in February 2013 and extend through May 2023. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $41.3 million. Pursuant to the terms of the lease, the landlord is responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements will be billed by the landlord to us as additional rent. We estimate these excess costs to be approximately $4.2 million. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable standby letter of credit which is collateralized by a bank deposit in the amount of approximately $3.5 million or 105 percent of the security deposit. The security deposit is classified as restricted cash. The lease includes an option to extend the original term of the lease for two successive five year periods.

In October 2012, we entered into a lease for new office space in Dublin, Ireland. The term of the new office space began in October 2012 and extends through October 2022. The approximate annual lease payments for the new office space are $174,000 (EUR 135,000). The lease agreement required a security deposit of approximately $226,000 (EUR 176,000) and contains a termination option which allows us to terminate the lease pursuant to certain lease provisions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a result of the majority of our research and development expenditures being made from our Hungarian research and development facilities, and in our international sales and marketing offices in The Netherlands, the United Kingdom, Australia, Japan, Ireland, Brazil and India. In the nine months ended September 30, 2012, approximately 14%, 2%, 9%, 2%, 1% and 1% of our operating expenses occurred in our operations in Hungary, The Netherlands, the United Kingdom, Australia, Japan and Ireland, respectively, and less than 1% each in Brazil and India. In the nine months ended September 30, 2011, approximately 14%, 4%, 5%, 2% and less than 1% of our operating expenses occurred in our operations in Hungary, The Netherlands, the United Kingdom, Australia, Japan, and Brazil, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named us as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007) alleging that we infringed U.S. Patent No. 6,928,479, which allegedly is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted our motion for summary judgment of non-infringement. The court issued a written order regarding this decision on May 4, 2011. On May 13, 2011, 01 filed a notice of appeal appealing the court’s ruling granting summary judgment. On July 31, 2012, the U.S. Court of Appeals for the Federal Circuit vacated the lower court’s summary judgment of non-infringement ruling and remanded the case back to the U.S. District Court for the Eastern District of Virginia with revised claim construction. A trial calendar has not been established at this time. Despite the U.S. Court of Appeal’s decision to vacate the lower court’s summary judgment ruling and revise the ‘479 patent’s claim construction, we continue to believe that we have strong defenses to the claims made by 01 and intend to vigorously defend against them.

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

We experienced net losses of $9.1 million for 2007, and $5.4 million for 2008. In the quarter ended September 30, 2008, we achieved profitability and reported net income for the first time. We reported net income of $8.8 million for 2009, $21.1 million for 2010, $5.8 million for 2011 and reported net income of $1.4 million for the nine months ended September 30, 2012. We cannot predict if we will sustain this profitability or, if we fail to sustain this profitability, attain profitability again in the near future or at all. We expect to continue making significant future expenditures to develop and expand our business. Our growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this report and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to maintain profitability, and we may incur significant losses for the foreseeable future.

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

There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. We have been, and may in the future be, subject to third party patent infringement or other intellectual property-related lawsuits as we face increasing competition and become increasingly visible. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop a non-infringing technology or enter into license agreements. There can be no assurance that such licenses will be available on acceptable terms and conditions, if at all, and although we have previously licensed proprietary technology, we cannot be certain that the owners’ rights in such technology will not be challenged, invalidated or circumvented. For these reasons and because of the potential for court awards that are difficult to predict, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. In addition, many of our service agreements require us to indemnify our customers from certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. These types of claims could harm our relationships with our customers, deter future customers from subscribing to our services or expose us to further litigation. Any adverse determination related to intellectual property claims or litigation could prevent us from offering all or a portion of our services to customers due to an injunction or require us to pay damages or license fees, which could adversely affect our business, financial condition and operating results.

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

We increased our revenue from $51.7 million in 2008 to $74.4 million in 2009 to $101.1 million in 2010 to $119.5 million in 2011 and to $101.9 million for the nine months ended September 30, 2012. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.

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

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance our services;
•
•	continue to expand our development, sales and marketing organizations;
•
•	acquire complementary technologies, products or businesses;
•
•	expand our operations, in the United States or internationally;
•
•	hire, train and retain employees; or
•
•	respond to competitive pressures or unanticipated working capital requirements.

Our stock price may be volatile, and the market price of our common stock may drop in the future.

Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until October 25, 2012, our common stock has traded as high as $49.50 and as low as $15.15. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended September 30, 2012.

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

LOGMEIN, INC.

Date: October 25, 2012	By:	/s/ Michael K. Simon

Michael K Simon
President and Chief Executive Officer (Principal Executive Officer)

Date: October 25, 2012	By:	/s/ James F. Kelliher

James F. Kelliher
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.