Form 10-K
period 2012-12-31
LogMeIn, Inc.
filed 2013-02-22
CIK 1420302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-34391

LOGMEIN, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1515952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 Unicorn Park Drive Woburn, Massachusetts	01801
(Address of principal executive offices)	(Zip Code)

(781) 638-9050

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.01 par value	NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Select Market on June 30, 2012 was $665,263,305.

As of February 19, 2013, the registrant had 24,814,207 shares of Common Stock, $0.01 par value per share, outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for the 2012 annual stockholders’ meeting to be held on May 23, 2013 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

LOGMEIN, INC.

Forward-Looking Statements

Matters discussed in this Annual Report on Form 10-K relating to future events or our future performance, including any discussion, express or implied, of our anticipated growth, operating results, future earnings per share, market opportunity, plans and objectives, are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements are often identified by the words “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Item 1A of this Annual Report on Form 10-K and elsewhere in this Report. The forward-looking statements in this Annual Report on Form 10-K represent our views as of the date of this Annual Report on Form 10-K. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Annual Report on Form 10-K.

PART I

ITEM 1.	BUSINESS

Overview

LogMeIn provides essential cloud-based collaboration, IT management and customer service offerings aimed at addressing the evolving multi-device, security, management and accessibility requirements of the new mobile workplace. Our solutions are used by tens of millions of professionals to work from virtually anywhere on virtually any Internet-enabled device. Hundreds of thousands of small and medium businesses use our solutions to manage distributed work environments, embrace employee-owned technology in the workplace and facilitate collaboration across distributed teams. Thousands of service providers, including more than 50 of the world’s largest telecommunications providers, use our solutions to service and support businesses and individual professionals across mobile, social and online channels. Our services range from free downloadable apps to state-of-the-art SaaS-based professional helpdesk solutions and are accessible from anywhere with an Internet connection. With tens of millions of users and hundreds of millions of sessions, we believe our cloud-services are used to connect more Internet-enabled devices — smartphones, tablets, PCs, Macs and sensor-enabled devices — worldwide than any other connectivity platform on the market.

In February 2003, we incorporated under the laws of Bermuda. In August 2004, we completed a domestication in the State of Delaware under the name 3am Labs, Inc. We changed our name to LogMeIn, Inc. in March 2006. As of February 22, 2013, our principal executive offices are located at 500 Unicorn Park Drive, Woburn, Massachusetts 01801, and our telephone number is (781) 638-9050. However, we expect to move our principal executive offices to 320 Summer Street, Boston MA 02210 in the second quarter of 2013. Our website address is www.LogMeIn.com . We have included our website address in this report solely as an inactive textual reference.

In 2004, we introduced LogMeIn Free, a service that allows users to remotely access computer resources, including files, applications and the device itself. We have since expanded our free offerings to include LogMeIn for iOS, LogMeIn Hamachi, Cubby Basic, join.me, BoldChat Free and Cosm. As of December 31, 2012, our users have connected over 213 million smartphones, tablets, computers and other Internet-enabled devices to a LogMeIn service.

We complement our free services with ten fee-based, or premium services, the majority of which are sold on a subscription basis. These include LogMeIn Rescue and BoldChat, which are used by service professionals to deliver customer service and support for their end customers. Premium services such as LogMeIn Pro, LogMeIn Central, LogMeIn Hamachi and LogMeIn Backup are used by IT professionals for remote device management and security. In addition, business professionals and teams use the premium versions of our access and collaboration products, including Cubby Pro, join.me Pro, LogMeIn Ignition for Windows and LogMeIn Pro to work remotely and collaborate with colleagues and customers in distributed work environments. Other products, including RemotelyAnywhere, LogMeIn Ignition for Android and LogMeIn Ignition for iOS are sold as a perpetual license for a one-time fee. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, expiring free trials that we convert to paid subscriptions and direct marketing to new and existing customers.

Nearly all of our free and premium solutions are delivered via the cloud as hosted services, which means that the technology enabling the use of our solutions primarily resides on our servers, data centers and IT hardware, rather than those of our users. We call the software, hardware and networking technology used to deliver our cloud-based services Gravity. Gravity establishes secure connections over the Internet between two or more Internet-enabled devices and manages the direct transmission of data between remotely connected devices.

We believe that our sales model of a high volume of new and renewed subscriptions at low transaction prices increases the predictability of our revenues compared to perpetual licensed-based software businesses. During the fiscal years ended December 31, 2010, 2011 and 2012, we generated revenues of $101.1 million, $119.5 million and $138.8 million, respectively.

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

Our Services

Our services allow our users to work remotely, use a mix of personal and employer-procured technology for work purposes, support and manage computers and other Internet-enabled devices on demand, as well as collaborate with other users. We believe our services benefit users in the following ways:

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

•

Increased mobile worker productivity.    Our remote-access and collaboration services allow non-technical users to access and control remote computers, run applications across different platforms and devices and save and share data with the cloud, increasing their mobility and allowing them to remain productive from virtually anywhere on virtually any Internet-enabled device.

•

Increased end-user satisfaction.    Our customers rely on our on-demand services to improve the efficiency and effectiveness of end-user support and customer service. Satisfaction with support and other customer engagement services is primarily measured by customer satisfaction, sales conversions, call-handling time and whether or not an issue is resolved on the first call. Our services enable helpdesk technicians, as well as customer service staff, to quickly and easily engage with users, gain access and even control over a remote user’s Internet-enabled device. Once connected, technicians can diagnose and resolve problems while interacting with and possibly training the end user. Technicians can also answer questions and resolve common dilemmas via web chat, email, SMS and even social channels, like Twitter.

•

Reliable, fast and secure service.    Our services possess built-in redundancy of servers and other infrastructure in five data centers, four located in the United States and one located in Europe. Our proprietary platform enables our services to connect and manage devices at enhanced speeds. Our services implement industry-standard security protocols and authenticate and authorize users of our services without storing passwords.

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

Our Competitive Strengths

We believe that the following competitive strengths differentiate us from our competitors and are key to our success:

•

Large established user community.    As of December 31, 2012, over 46 million registered users have connected over 213 million Internet-enabled devices to a LogMeIn service. These users drive awareness of our services through personal recommendations, blogs, social media and other online communication methods and provide us with a significant audience to which we can market and sell premium services.

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

•

High recurring revenue and high transaction volumes.    We sell our services on a monthly or annual subscription basis, which provides greater levels of recurring revenues and predictability compared to traditional perpetual, license-based business models. Approximately 96% of our subscriptions have a one-year term. We believe that our sales model of a high volume of new and renewed subscriptions at low transaction prices increases the predictability of our revenues compared to perpetual licensed-based software businesses.

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

•

Continue to build our user community.    We grow our community of users by marketing our services through paid advertising that targets prospective customers who are seeking essential cloud services and by offering our popular free services, LogMeIn Free, LogMeIn for iOS, join.me, LogMeIn Hamachi, Cosm and BoldChat Free. This strategy improves the effectiveness of our online advertising by increasing our response rates when people seeking remote access, collaboration, customer care and data services conduct online searches. In addition, our large and growing community of users drives awareness of our services and increases referrals of potential customers and users.

•

Expand internationally.    We believe there is a significant opportunity to increase our sales internationally. We offer services in 12 different languages and our services are used in more than 240 countries. We intend to expand our international sales and marketing staff and increase our international marketing expenditures to take advantage of this opportunity.

•	Continue to expand our service portfolio. We intend to continue to invest in the development of new cloud-based connectivity services for businesses, IT service providers and consumers.

•

Pursue strategic acquisitions.    We pursue acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy, such as our recent acquisitions of the Cosm and Bold services. We may also target future acquisitions to expand or add functionality and capabilities to our existing portfolio of services, as well as add new services to our portfolio.

Services and Technology

Our services are accessed on the Web and delivered on-demand. Our services generally fall into one of three categories:

•

Access and Collaboration services.    These services allow users to access computers and other Internet-enabled devices, applications, and files in order to continue working while away from physical office environments, to access personal systems while away from home, to remain productive across multiple devices, to conduct online meetings and collaborate with others from anywhere with an Internet connection. These services include free and premium remote access offerings, free and premium online meeting and visual collaboration offerings, as well as free and premium cloud data sync, storage and sharing solutions.

•

Customer Care services.    These services are used by external customer service and support organizations, as well as large internal IT departments to deliver web-based remote service and support of customers and their Internet-enabled devices.

•

Remote Monitoring and Management services.    These services are used by internal and external IT professionals to manage and secure remote computers and other Internet-enabled devices, automate common IT tasks and ensure the productivity of mobile workers.

Access and Collaboration Services

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

LogMeIn for iOS is a free mobile application for iOS devices, including the iPad, iPhone and iPod touch. It is used in combination with either LogMeIn Free or LogMeIn Pro to access remote computers, including files and applications, from an iOS-based mobile device. The mobile application is available on the Apple iTunes App Store and can be used to connect to an unlimited number of Windows or Mac OSX based computers. When used in combination with LogMeIn Free, the app provides remote viewing and control over remote computers from a mobile device. When used in combination with LogMeIn Pro, the file sharing, file transfer and HD remote control capabilities available in LogMeIn Pro are extended to the users mobile device, including the ability to save computer files locally on an iOS device. In addition, when used with Pro, iOS users are able to save and transfer files to and from their Cubby account as well as other third party Cloud-based storage and syncing services.

LogMeIn Ignition is a premium service that delivers one click access to remote computers that subscribe to LogMeIn Free or LogMeIn Pro. Users can install LogMeIn Ignition on a mobile device, a computer, or run the application from a universal storage device in order to directly access their subscribed computer, eliminating the need for installation of additional software. LogMeIn Ignition is available for Windows-based PCs, as well as an Apple iPad, iPhone, iPod touch and Android-based smartphones and tablets.

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

•

Mobile ‘viewers.’    join.me offers free mobile applications for Android and iOS (iPhone, iPad, iPod touch) devices that allow people to attend a join.me meeting or screen sharing session from their tablet or smartphone.

join.me pro extends these capabilities with a variety of premium features for a monthly or annual subscription fee, including:

•	Presenter switching. Allows join.me meeting hosts and attendees to switch who is controlling a join.me session and whose screen is being viewed.

•	Personal meeting IDs. Allows meeting hosts to create and use personalized meeting codes and links for use with attendees in place of the nine digit numeric codes.

•	Meeting scheduler. Enables hosts to schedule and invite people to meetings or planned events through an in-product calendaring and notification system.

•	Meeting ‘lock’. Allows hosts to lock or secure their meetings, requiring attendees to ask for permission to join before seeing the host’s screen.

•	Windows-level sharing. Enables hosts to select and share distinct areas of their screen to focus the meeting on distinct content and avoid sharing irrelevant information and applications.

•	iPad presenter. Enables users to start meetings and visually share files directly from their iPad tablet. This works in conjunction with the free join.me mobile app.

•	User management. join.me pro gives hosts and account holders the ability to create and manage new host accounts for co-workers or colleagues.

•	Reporting. Enables the join.pro account holder to run reports on meetings and collaborations sessions initiated by individual users within a parent account.

•

Annotation.    Allows both meeting hosts and participants to highlight, outline and mark-up areas of the screen during a meeting using virtual highlighters, pens and laser pointers for better interaction and visual communication between participants.

Cubby Basic and Cubby Pro are cloud-based file syncing, storage and sharing services that allow users to share data and files across their Internet-enabled devices — smartphones, tablets and computers — and with other people. Both services can be accessed and used via a web-browser, a computer desktop application and free mobile applications. Users can choose to replicate or “sync” any folder and its contents on their computer with any other computer, mobile devices and the cloud, ensuring that their data is available across their devices and accessible from virtually anywhere with an Internet connection. Files in Cubby can also be shared with other people, either by sending read-only web links, or by inviting others into a particular “cubby” or synced folder for access to and collaboration around sets of files.

Cubby Basic includes the following features and capabilities:

•

Sync in place. Enables the user to sync any existing folder on their computer or create new ones. This ensures the user does not have to reorganize their folders to benefit from Cubby or otherwise upload individual files into the cloud to share the information across devices. Users can sync as many folders as they would like.

•

Multiple ways to share files. Cubby includes two ways to share files and folders with other people. Users can choose to create a “public link,” a web-based hyperlink, which can be emailed or shared over social media for quick read-only access to files within a selected “cubby” folder. Alternatively, users can invite others into their “cubby” folders, or “cubbies,” which grants the invited party full access to and editing power over the content, as well as the ability to add their own files to the shared “cubby” folder.

•

Free desktop and mobile applications. In addition to accessing Cubby via the web, users can download free PC, Mac, Android, and/or iOS (iPhone/iPad) applications to sync files, manage settings and share content with others from all of their devices.

•

5GB of cloud data storage. Cubby starts by providing users with 5GB of free cloud data storage space. Users can earn additional free space by successfully referring other new users to create Cubby accounts.

•

Online-banking level encryption security. Cubby leverages the same encryption standards used in LogMeIn’s other products to ensure data is secure and can only be decrypted using a combination of encryption keys maintained by LogMeIn and the owner of the Cubby account.

Cubby Pro extends these capabilities by adding the following premium features:

•

DirectSync. Enables the user to sync files across their computers, as well as computers of other Cubby Pro users without having to sync or store information in the cloud. This proprietary feature takes advantage of LogMeIn’s existing peer-to-peer infrastructure, used for our access, collaboration and customer care offerings, allowing users to sync files and data directly between devices without counting against their cloud data storage limits. It is also beneficial for eliminating regulatory or other compliance concerns that arise around storing confidential information within the cloud.

•	Cubby Locks. Provides users with additional control over sensitive information by prompting additional password requirements and giving Cubby users sole ownership of their encryption keys.

•	Additional cloud storage. Cubby Pro includes 100GB of cloud storage per user, with the option of buying more storage space and adding additional users to an account.

Customer Care Services

LogMeIn Rescue is a Web-based remote support and customer care service used by helpdesk professionals to support remote computers via the Internet, without pre-installed software. Using LogMeIn Rescue, support and service professionals can communicate with end users through an Internet chat window while diagnosing and repairing computer problems. If given permission by the computer user, the support professional can access, view or even take over keyboard and mouse control of the end user’s computer to take necessary support actions and to train the end user on the use of software and operating system applications. Upon completion of the support session, all LogMeIn software is removed from the remote computer. LogMeIn Rescue is used by companies of varying sizes, from one-person support organizations to Fortune 100 companies servicing employees and customers.

LogMeIn Rescue includes the following features:

•

Rapid incident resolution.    Helpdesk professionals can gain access to the target PC quickly and can use Rescue’s remote control capabilities to perform support functions available through a technician console, including: reading critical system information, deploying scripts, copying files through drag and drop and rebooting the machine. LogMeIn Rescue also grants helpdesk professionals the ability to quickly access remote distributed devices, as well as one-click access to on-LAN systems.

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

•

Support session and queue management.    Helpdesk professionals can use the LogMeIn Technician Console to manage a queue of support incident requests and up to ten simultaneous live remote sessions. The support queue can be shared and current live sessions can be transferred to other co-workers as needed.

•

Administration Center.    The Administration Center is used to create and assign permissions for groups of support technicians. It is also used to create support channels, web-based links and/or icons that automatically connect customers to technicians and assign them to specific groups. Support managers use the Administration Center to generate reports about individual sessions, post-session survey data and track technician activity.

•

Integrated security.    LogMeIn Rescue includes security features designed to safeguard the security and privacy of both the support provider and the end user. All data transmissions are encrypted using industry-standard encryption often used by financial institutions. Sessions can be recorded by the support provider and will create a record of each level of access permission granted by the end user. Any files transferred between computers are uniquely identified to demonstrate that no changes were made to original files.

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

BoldChat is a web-based live chat and click-to-call service that helps customer service staff, ranging from sales to pre-and-post sale support, provide assistance directly from an organization’s website. The BoldChat product offerings range from a free offering to a fully-featured enterprise offering, with multiple pricing tiers based on the number of users and required features. BoldChat includes the following features:

•	Proactive Chat. Chat operators have the ability to prompt end users to chat proactively. Proactive chat invitations can be serviced through an automatic rules based engine or manually.

•	Multi-channel communications console. Administrators may configure the operator console to not only handle chats but also Twitter conversations, email and SMS messages.

•

Twitter management. Customer service teams can monitor and manage customer conversations on Twitter and handle assignment, escalation, replies and reporting in the same manner as other customer channels.

•

Co-browsing. Chat operators can initiate a live co-browsing session with website visitors. During the session, operators can control the prospect’s browser, highlight areas of interest and assist with form-filling.

•

Real time visitor monitoring. Chat operators are provided with intelligent analytics about the visitor, including how the visitor arrived on the site, their time spent on the site, current URL and previous visits. Additionally, this information can be utilized in creating intelligence based routing and proactive chat invitations.

•

Routing & Automatic Chat Distribution. Administrators can set up routing rules to ensure the right chats get to the right agent or group of agents. Additionally, BoldChat provides an automatic chat distribution capability that assigns chats to the most available agent based on a set of intelligent rules.

•

Reporting. BoldChat provides the ability to report on chat activity across a single or multiple sites to determine proper staffing, identify successful proactive chat invites, track agent responsiveness and measure chat effectiveness and overall chat knowledge performance indicators, or KPI’s.

Remote Monitoring and Management Services

LogMeIn Central is a web-based management console that helps business users, IT professionals and other users deploy and administer LogMeIn Pro, LogMeIn Free and LogMeIn Hamachi. LogMeIn Central is offered as a premium service and includes the following features:

•	User management. Account holders can manage users by setting user access controls and permissions.

•	Reporting. Users can run various reports on account, device and session data.

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

•

Computer grouping and account personalization.    Users can organize their devices into specific groups and personalize the console to meet specific needs, including the saved searches, links to resources and customized charting and graphing.

•

One2Many tasks and commands.    When combined with LogMeIn Pro host software, LogMeIn Central enables users to push software updates, scripts and common management tasks to multiple devices simultaneously, ensuring rapid batch updates to dozens, hundreds or even thousands of devices.

•

Windows software updates automation.    When combined with LogMeIn Pro host software on Windows-based computers, LogMeIn Central enables users to schedule and push Microsoft Windows updates to one or more computers, even if those computers are not connected to a corporate local area network.

•

Anti-virus software monitoring and management.    When combined with LogMeIn Pro, users can monitor and manage third party anti-virus software on remote PCs. This capability works with hundreds of versions of anti-virus software and lets IT professionals verify installation, check virus definitions, confirm that real-time protection is enabled, see the last scan time and initiate a new scan if necessary and view a threat log of viruses on the remote computers to ensure PCs and servers are secure.

When combined with LogMeIn Pro, LogMeIn Central also provides alert and monitoring capabilities, computer inventory tracking, background login and advanced reporting and analysis. When combined with LogMeIn Hamachi, LogMeIn Central provides additional web-based management capabilities for VPN connectivity services, such as hub-and-spoke, gateway and mesh networking and advanced reporting and analysis.

In addition to being used independently as access services, LogMeIn Free and LogMeIn Pro can be used in conjunction with LogMeIn Central as a “host” application to enable IT professionals to remotely monitor and manage computers. When combined with LogMeIn Central, LogMeIn Pro provides IT professionals with additional automation, alerting and management functions. For reporting purposes, subscriptions of LogMeIn Pro that are used for this management function are counted as remote monitoring and management sales, whereas subscriptions for LogMeIn Pro used for individual access by business users are counted as access and collaboration sales.

RemotelyAnywhere is a systems administration product used to manage personal computers and servers from within the IT system of an enterprise. Unlike our LogMeIn services, RemotelyAnywhere is licensed to our customers on a perpetual basis. We also offer annual maintenance services that include software upgrades and services supporting this application.

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

LogMeIn Hamachi is a hosted virtual private network, or VPN, service that sets up a computer network among remote computers. It typically works with existing network and firewall configurations and can be managed from a web browser or the user’s software. Using LogMeIn Hamachi, users can securely communicate over the Internet as if their computers are on the same local area network, allowing for remote access and virtual networking. LogMeIn Hamachi is offered both as a free and paid service, with tiered pricing based on the number of devices connected in each network.

Cosm is a hosted service for building and running Internet of Things applications. Smart devices, from connected heart monitors to connected building systems to environmental sensors are increasingly connecting to the Internet, generating data about themselves and their environment. This device generated data can be published individually or exchanged between devices. The Cosm service makes it easy for developers to connect devices to the Internet and to each other, publish and store data, and build interactive applications based on the device-created data.

LogMeIn Gravity Service Delivery Platform

Many of our services are delivered via a common proprietary cloud connectivity and data platform called “Gravity,” which consists of software applications, customized databases and web servers. Gravity establishes secure connections over the Internet between remote computers and other Internet-enabled devices and manages the direct transmission of data between remotely connected devices. This patented platform reduces our bandwidth and other infrastructure requirements, which we believe makes our services faster and less expensive to deliver as compared to competing services. Gravity consists of proprietary software applications that run on standard hardware servers and operating systems and is designed to be scalable and serve our large-scale user community at low costs.

The infrastructure-related costs of delivering our services include bandwidth, power, server depreciation and co-location fees. Gravity transmits data using a combination of methods designed to relay data via our data centers and to transmit data over the Internet directly between end-point devices. During the twelve months ended December 31, 2012, more than 93% of the data transmitted by our services was transmitted directly between end-point devices, reducing our bandwidth and bandwidth-related costs.

Gravity is physically hosted in third-party co-location facilities located in the United States and Europe. Our goal is to maintain sufficient excess capacity such that any one of the data centers could fail, and the remaining data centers could handle the load without extensive disruption to our services. During the twelve months ended December 31, 2012, our Gravity service was available 99.99% of the time.

Gravity also implements multiple layers of security. Our services utilize industry-standard security protocols for encryption and authentication. Access to a device through our services requires system passwords such as the username and password for Windows. We also add additional layers of security such as single-use passwords, IP address filtering and IP address lockout. For security purposes, Gravity does not save end-user passwords for devices.

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

Tradeshows and Events.    We showcase our suite of services at technology and industry-specific tradeshows and events. Our participation in these shows ranges from elaborate presentations in front of large groups to one-on-one discussions and demonstrations at manned booths. In 2012, we attended approximately 56 trade shows and events in the United States, Europe and Australia.

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

Sales Efforts and Other Initiatives

New Account Sales.    Our sales are typically preceded by a trial of one of our services, and 98% of our purchase transactions are settled via credit card. Our sales operations team determines whether or not a trial should be managed by a telephone-based sales representative or handled via our e-commerce sales process. As of December 31, 2012, we employed 133 telephone-based sales representatives to manage newly generated trials. In addition, a small sales and business development team concentrates on sales to larger organizations and the formulation of strategic technology partnerships that are intended to generate additional sales.

International Sales.    We currently have sales teams located in Europe, Asia, and Australia focusing on international sales. In the years ended December 31, 2010, 2011, and 2012, we generated approximately 32%, 34%, and 35% respectively, of our revenue outside of the United States. As of December 31, 2010, 2011, and 2012 approximately 37%, 39%, and 37% of our long-lived assets were located outside of the United States.

For the twelve months ended December 31, 2010, 2011, and 2012 we spent $45.9 million, $57.2 million, and $70.1 million respectively, on sales and marketing.

Research and Development

We have made and intend to continue making significant investments in research and development in order to continue to improve the efficiency of our service delivery platform, improve existing services and bring new services to market. Our primary engineering organization is based in Budapest, Hungary, where the first version of our service was developed. Our founding engineering team has worked together for over 10 years, designing and running large-scale Internet services. Approximately 44% of our employees, as of December 31, 2012, work in research and development. Research and development expenses totaled $15.2 million in 2010, $20.8 million in 2011, and $26.4 million in 2012.

In June 2009, we received approval of a grant from the Hungarian government which reimbursed us for a portion of our Hungarian research and development related costs for a three year period, beginning in September 2008. These reimbursements were recorded as a reduction of research and development expense and totaled approximately $200,000, $371,000 and $279,000 for the years ended December 31, 2009, 2010 and 2011, respectively. We did not receive any reimbursements related to this grant for the year ended December 31, 2012 and we do not expect to receive any additional reimbursements related to this grant going forward.

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

We believe that our large-scale user base, efficient customer acquisition model and low service delivery costs enable us to compete effectively against our largest competitors, including Citrix’s Online division and Cisco’s WebEx division. Both companies offer hosted collaboration and remote access-based services. Both of these competitors attract new customers through traditional marketing and sales efforts, while we have primarily focused on building a large-scale community of users. We believe we reach significantly more users than Citrix and WebEx, which allows us to attract paying customers efficiently.

We also currently compete against several smaller competitors, including NTRglobal, TeamViewer, Splashtop and Bomgar. Certain of our solutions also compete with current or potential services offered by Adobe, Apple, Cisco/WebEx, Citrix, Google, LivePerson, Dropbox, Box, SugarSync, Microsoft and Oracle. Some of our competitors may also offer, currently or in the future, lower priced, or free, products or services that compete with our solutions, including Symantec’s pcAnywhere and Microsoft’s Remote Desktop, which comes bundled into most current versions of the Microsoft operating system, and others.

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

Intellectual Property

Our intellectual property rights are important to our business. We rely on a combination of copyright, trade secret, trademark and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We also have five issued patents and nine patents pending and are in the process of filing additional patent applications that cover many features of our services.

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

Employees

As of December 31, 2012, we had 575 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We experienced net losses of $5.4 million for 2008. During the third quarter of 2008, we achieved profitability and reported net income for the first time. We reported net income of $8.8 million for 2009, $21.1 million for 2010, $5.8 million for 2011 and $3.6 million for 2012. We cannot predict if we will sustain this profitability or, if we fail to sustain this profitability, attain profitability again in the near future or at all. We expect to continue making significant future expenditures to develop and expand our business. Our growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this report and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to maintain profitability, and we may incur significant losses for the foreseeable future.

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

We are currently litigating two separate patent infringement disputes and an unfavorable outcome could have an adverse impact on our business, financial condition and operating results.

We are currently defending a patent infringement allegation brought against us by 01 Communique Laboratory, Inc. in the Eastern District of Virginia, with a trial scheduled to begin on March 18, 2013. At this time, we cannot reasonably estimate our potential liability, if any, in connection with this matter. However, any adverse outcome in this matter, which could include any of the following, would have a material adverse effect on our business, financial condition and results of operations:

•	An injunction being imposed against us, which could significantly restrict or prohibit our ability to offer all or a portion of our services to customers;

•	An adverse judgment against us for significant monetary damages, including on-going license fees and royalties;

•	A settlement on unfavorable terms; and/or

•	The triggering of certain contractual obligations to customers related to indemnification or a breach of a contractual warranty of non-infringement.

We have also filed a Declaratory Judgment action against Pragmatus Telecom LLC, or Pragmatus, in the District of Delaware and Pragmatus has since asserted counterclaims against us. An unfavorable outcome in this matter could also adversely impact our business, financial condition and operating results.

For additional information concerning our pending patent infringement disputes, please refer to Part II, Item 3 entitled “Legal Proceedings” and note 12 of the notes to consolidated financial statements.

Assertions by a third party that our services and solutions infringe its intellectual property, whether or not correct, could subject us to costly and time-consuming litigation or expensive licenses.

There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. We have been, and may in the future be, subject to third party patent infringement or other intellectual property-related lawsuits as we face increasing competition and become increasingly visible. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop a non-infringing technology or enter into license agreements. There can be no assurance that such licenses will be available on acceptable terms and conditions, if at all, and although we have previously licensed proprietary technology, we cannot be certain that the owners’ rights in such technology will not be challenged, invalidated or circumvented. For these reasons and because of the potential for court awards that are difficult to predict, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. In addition, many of our service agreements require us to indemnify our customers from certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. These types of claims could harm our relationships with our customers, deter future customers from subscribing to our services or expose us to further litigation. These costs, monetary or otherwise, associated with defending against third party allegations of infringement could have negative effects on our business, financial condition and operating results.

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

Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly operating results or guidance may be due to a number of factors, including, but not limited to, those listed below:

•	our ability to renew existing customers, increase sales to existing customers and attract new customers;

•	the amount and timing of operating costs and capital expenditures related to the operation, maintenance and expansion of our business;

•	service outages or security breaches;

•	whether we meet the service level commitments in our agreements with our customers;

•	changes in our pricing policies or those of our competitors;

•	the timing and success of new application and service introductions and upgrades by us or our competitors;

•	changes in sales compensation plans or organizational structure;

•	the timing of costs related to the development or acquisition of technologies, services or businesses;

•	seasonal variations or other cyclicality in the demand for our services;

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses;

•	litigation involving our company, our general industry or both;

•	the purchasing and budgeting cycles of our customers;

•	the financial condition of our customers; and

•	geopolitical events such as war, threat of war or terrorist acts.

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

We increased our revenue from $51.7 million in 2008 to $74.4 million in 2009 to $101.1 million in 2010 to $119.5 million in 2011 and to $138.8 million in 2012. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires an annual management assessment of the effectiveness of our internal controls over financial reporting and a report from our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting. We have documented, tested and improved, to the extent necessary, our internal controls over financial reporting for the year ended December 31, 2012. If in the future we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if as part of our process of documenting and testing our internal controls over financial reporting, we or our independent registered public accounting firm identify deficiencies or areas for further attention and improvement, implementing appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our services to new and existing customers.

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

Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until February 22, 2013, our common stock has traded as high as $49.50 and as low as $15.15. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	fluctuations in our recorded revenue, even during periods of significant sales order activity;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our services to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	success of competitive products or services;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant services, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation involving our company, our general industry or both, including announcements regarding developments in on-going litigation matters;

•	additions or departures of key personnel;

•	general perception of the future of the remote-connectivity market or our services;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

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

Certain stockholders could attempt to influence changes within the Company which could adversely affect the Company’s operations, financial condition and the value of our common stock.

Stockholders of the Company may from time-to-time seek to acquire a controlling stake in our Company, engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire Company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting the Company’s operations and diverting the attention of the Company’s Board of Directors and senior management from the pursuit of business strategies. These actions could adversely affect the Company’s operations, financial condition and the value of our common stock.

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

None.

ITEM 2. PROPERTIES

As of February 22, 2013, our principal facilities consist of approximately 45,813 square feet of office space at our U.S. headquarters located at 500 Unicorn Park Drive, Woburn, Massachusetts, and approximately 37,725 square feet of space at our development facility located in Hungary. We expect to move our U.S. headquarters to a new facility consisting of 101,821 square feet of office space, located at 320 Summer Street, Boston, MA 02210, in the second quarter of 2013. We also have leased additional office space in Hungary, The Netherlands, Australia, the United Kingdom and Ireland. We believe our facilities are sufficient to support our needs through 2013 and that additional space will be available in the future on commercially reasonable terms as needed.

We lease space in third-party facilities from which we operate our five data centers, four of which are located in the United States and one of which is located in Europe.

ITEM 3.	LEGAL PROCEEDINGS

On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named us as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007) alleging that we infringed U.S. Patent No. 6,928,479, which allegedly is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted our motion for summary judgment of non-infringement. The court issued a written order regarding this decision on May 4, 2011. On May 13, 2011, 01 filed a notice of appeal appealing the court’s ruling granting summary judgment. On July 31, 2012, the U.S. Court of Appeals for the Federal Circuit vacated the lower court’s summary judgment of non-infringement ruling and remanded the case back to the U.S. District Court for the Eastern District of Virginia with revised claim construction. Pursuant to a Scheduling Order entered by the court on January 17, 2013, the trial in this matter is set to begin on March 18, 2013. Although we continue to believe that we have strong defenses to the claims made by 01 and intend to vigorously defend against them, litigation is inherently unpredictable. Any unfavorable outcome in this matter could prevent us from offering all or a portion of our services to customers due to an injunction or require us to pay damages or on-going license fees, which could have a material adverse effect on our financial position, results of operations or cash flows.

On November 21, 2012, we filed suit against Pragmatus Telecom LLC, or Pragmatus, in the U.S. District Court for the District of Delaware (Civil Action No. 12-1507) seeking a declaratory judgment that our products do not infringe three patents allegedly owned by Pragmatus and further requesting a declaratory judgment that those three patents are invalid. The three patents in question are U.S. Patent Nos. 6,311,231, 6,668,286 and 7,159,043, which allegedly are owned by Pragmatus and generally relate to systems for communicating with customers over traditional telephone lines and the Internet. Pragmatus has previously alleged that these patents were infringed upon by certain of our customers through their use of our products. On January 11, 2013, Pragmatus answered our complaint and asserted counterclaims against us alleging infringement. As of February 22, 2013, no trial calendar has been set in this matter.

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

Certain Information Regarding the Trading of Our Common Stock

Our common stock began trading under the symbol “LOGM” on the NASDAQ Global Select Market on July 1, 2009. Prior to that date, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the NASDAQ Global Select Market:

	High	Low
2011
First Quarter	$47.85	$33.35
Second Quarter	$49.50	$35.72
Third Quarter	$39.47	$26.74
Fourth Quarter	$44.60	$30.57
2012
First Quarter	$42.95	$33.45
Second Quarter	$38.00	$29.64
Third Quarter	$34.43	$18.74
Fourth Quarter	$25.12	$19.40

Holders of Our Common Stock

As of February 19, 2013, there were 9 holders of record of shares of our common stock.

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

We did not sell any unregistered securities during the year ended December 31, 2012.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

Purchases of Equity Securities

We did not purchase any equity securities during the year ended December 31, 2012.

On February 14, 2013, we announced that our board of directors approved a $25 million share repurchase program. Any share repurchases made pursuant to the program will be made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regu-

lations. The timing and amount of any share repurchases will be determined by management based on its evaluation of market conditions, the trading price of the stock, regulatory requirements and other factors. The share repurchase program may be suspended, modified or discontinued at any time at management’s discretion without prior notice.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders for our common stock for the period from July 1, 2009, the effective date of our initial public offering, through December 31, 2012 against the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index.

The comparison assumes $100.00 was invested in our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index and assumes reinvestment of dividends, if any. The graph assumes the initial value of our common stock on July 1, 2009 was the closing sale price on that day of $20.02 per share and not the initial offering price to the public of $16.00 per share. The stock performance on the graph below is not necessarily indicative of future price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

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

	Years Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands, except for per share data)
Consolidated Statement of Operations Data:
Revenue	$51,723	$74,408	$101,057	$119,461	$138,837
Cost of revenue(1)	5,970	7,508	9,124	10,574	14,504

Gross profit	45,753	66,900	91,933	108,887	124,333

Operating expenses:
Research and development(1)	11,997	13,149	15,214	20,780	26,361
Sales and marketing(1)	31,631	35,821	45,869	57,156	70,058
General and administrative(1)	6,583	8,297	12,319	19,975	21,338
Legal settlements	600	—	—	1,250	—
Amortization of acquired intangibles(1)	328	328	338	228	565

Total operating expenses	51,139	57,595	73,740	99,389	118,322

Income (loss) from operations	(5,386)	9,305	18,193	9,498	6,011
Interest, net	217	128	634	861	887
Other expense, net	(111)	(294)	(219)	(564)	(642)

Income (loss) before provision for income taxes	(5,280)	9,139	18,608	9,795	6,256
Benefit (provision) for income taxes	(122)	(342)	2,491	(4,034)	(2,690)

Net income (loss)	(5,402)	8,797	21,099	5,761	3,566
Accretion of redeemable convertible preferred stock	(2,348)	(1,311)	—	—	—

Net income (loss) attributable to common stockholders	$(7,750)	$7,486	$21,099	$5,761	$3,566

Net income (loss) attributable to common stockholders per share:
Basic	$(1.97)	$0.39	$0.91	$0.24	$0.14
Diluted	$(1.97)	$0.37	$0.85	$0.23	$0.14
Weighted average shares outstanding:
Basic	3,933	12,990	23,244	24,176	24,711
Diluted	3,933	14,835	24,840	25,155	25,356

(1)	Includes stock-based compensation expense and intangible amortization expense as indicated in the following table:

	Years Ended December 31,
	2008	2009	2010	2011	2012
	(In thousands)
Cost of revenue:
Stock-based compensation	$64	$54	$261	$316	$484

Intangible amortization	415	415	251	566	1,552

Research and development:
Stock-based compensation	419	537	638	1,477	2,826

Sales and marketing:
Stock-based compensation	962	932	1,553	2,700	4,962

General and administrative:
Stock-based compensation	1,304	1,399	2,540	4,432	6,520

Amortization of acquired intangibles:
Intangible amortization	328	328	338	228	565

	As of December 31,
	2008	2009(1)	2010	2011	2012
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term marketable securities	$22,913	$130,246	$167,424	$198,644	$212,092
Total assets	37,415	142,859	186,677	232,057	279,538
Deferred revenue, including long-term portion	28,358	34,103	42,793	58,264	69,649
Total liabilities	35,191	44,349	56,299	76,251	94,901
Redeemable convertible preferred stock	34,843	—	—	—	—
Total (deficit) equity	(32,619)	98,509	130,378	155,806	184,637

(1)	Comparability affected by proceeds received from our 2009 public offerings.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

LogMeIn provides essential cloud-based collaboration, IT management, and customer service offerings aimed at addressing the evolving multi-device, security, management, and accessibility requirements of the new mobile workplace. Our solutions are used by tens of millions of professionals to work from virtually anywhere on virtually any Internet-enabled device. Hundreds of thousands of small and medium businesses use our solutions to manage distributed work environments, embrace employee-owned technology in the workplace and facilitate collaboration across distributed teams. Thousands of service providers, including more than 50 of the world’s largest telecommunications providers, use our solutions to service and support businesses and individual professionals across mobile, social and online channels. Our services range from free downloadable apps to state-of-the-art SaaS-based professional helpdesk solutions and are accessible from anywhere with an Internet connection. With tens of millions of users and hundreds of millions of sessions, we believe our cloud-services are used to connect more Internet-enabled devices worldwide — smartphones, tablets, PCs, Macs and sensor-enabled devices — than any other connectivity platform on the market.

We offer seven free services and ten premium services. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, expiring free trials that we convert to paid subscriptions and direct marketing to new and existing customers.

We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers, customer service centers, OEMs, and consumers. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the year ended December 31, 2012, we generated revenues of $138.8 million, compared to $119.5 million for the year ended December 31, 2011, an increase of approximately 16%.

In addition to selling our services to end users, we entered into a service and marketing agreement with Intel Corporation in December 2007 pursuant to which we adapted our service delivery platform, Gravity, to work with specific technology delivered with Intel hardware and software products. The agreement provided that Intel market and sell the services to its customers. Intel paid us a minimum license and service fee on a quarterly basis during the term of the agreement, and we shared with Intel revenue generated by the use of the services by third parties to the extent it exceeded certain minimum payments. We began recognizing revenue associated with the Intel service and marketing agreement in the quarter ended September 30, 2008 upon receipt of customer acceptance. In September 2010, Intel notified us that it intended to terminate the connectivity service and marketing agreement effective on December 26, 2010. In accordance with the termination provisions of the agreement, Intel paid us a one-time termination fee of $2.5 million and did not owe us any of the $5.0 million in fees associated with 2011, the final year of the agreement. During the year ended December 31, 2010, we recognized $9.6 million in revenue from this agreement, which includes the $2.5 million termination fee which was paid in December 2010.

Through December 31, 2012, we have primarily funded our operations through the sale of common stock in connection with our initial and secondary offerings which resulted in proceeds of $85.7 million, the sale of redeemable convertible preferred stock which resulted in proceeds of approximately $27.8 million and cash flows from operations. We earned net income of $21.1 million for 2010, $5.8 million for 2011, and $3.6 million for 2012. We expect to continue making significant future expenditures to develop and expand our business.

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

In addition to our subscription fees, to a lesser extent, we generate revenue from license and annual maintenance fees from the licensing of our RemotelyAnywhere product. We license RemotelyAnywhere to our customers on a perpetual basis. Because we do not have vendor specific objective evidence of fair value, or VSOE, for our maintenance arrangements, we record the initial license and maintenance fee as deferred revenue and recognize the fees as revenue ratably, on a daily basis, over the initial maintenance period. We also initially record maintenance fees for subsequent maintenance periods as deferred revenue and recognize revenue ratably, on a daily basis, over the maintenance period. We also generate revenue from the license of our Ignition for iPhone, iPad and Android product, which is sold as a perpetual license and is recognized as delivered. In the fourth quarter of 2011, we introduced LogMeIn for iOS, a free app for iPhones and iPads, to the Apple App Store and changed our Ignition for iPhone and iPad business model from a perpetually-based licensing model to a subscription-based business model. We believe this change will have a positive impact on our business, but short-term the business model change has impacted the revenue recognized from our Ignition product.

Employees

We have increased our number of full-time employees to 575 at December 31, 2012 as compared to 482 at December 31, 2011.

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

Research and Development.    Research and development expenses consist primarily of wages and benefits for development personnel, professional fees associated with outsourced development projects, facilities rent and depreciation associated with assets used in development. We have focused our research and development efforts on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Europe. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. The majority of research and development costs have been expensed as incurred. However, we capitalized approximately $0.7 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively, of costs related to internally developed computer software to be sold as a service, which was incurred during the application development stage. We expect that research and development expenses will increase in absolute dollars but remain relatively constant as a percentage of revenue primarily as a result of an increase in stock-based compensation offset by lower contingent payment costs associated with acquisitions and as we continue to enhance and expand our services and invest in research and development.

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

General and Administrative.    General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, finance and accounting personnel, professional fees, insurance and other corporate expenses. We expect general and administrative expenses to increase primarily due to the significant legal costs associated with our continued defense against the patent infringement claims made by 01 Communique and the declaratory judgment action we filed against Pragmatus. Additionally, general and administrative expenses will increase as we continue to add personnel, enhance our internal information systems, incur additional expenses related to audit, accounting and insurance costs. We expect that our general and administrative expenses will significantly increase in both absolute dollars and as a percentage of revenue primarily related to defending the patent infringement claims made by 01.

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

Revenue from our premium subscription services is recognized on a daily basis over the subscription term as the services are delivered, provided that there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured. Subscription periods range from monthly to five years, but are generally one year in duration. Our software cannot be run on another entity’s hardware nor do customers have the right to take possession of the software and use it on their own or another entity’s hardware.

Revenue from the sales of our Ignition for iPhone, iPad and Android software product, which is sold as a perpetual license, is recognized when there is persuasive evidence of an arrangement, the product has been provided to the customer, the collection of the fee is probable, and the amount of the fees to be paid by the customer is fixed and determinable.

Our multi-element arrangements typically include subscription and professional services, which may include development services. We evaluate each element within the arrangement to determine if they can be accounted for as separate units of accounting. If the delivered item or items have value to the customer on a standalone basis, either because they are sold separately by any vendor or the customer could resell the delivered item or items on a standalone basis, we have determined that the deliverables within these arrangements qualify for treatment as separate units of accounting. Accordingly, we recognize revenue for each delivered item or items as a separate earnings process commencing when all of the significant performance obligations have been performed and when all the revenue recognition criteria have been met. In cases where we have determined that the delivered items within our multi-element arrangements do not have value to the customer on a stand-alone basis, the arrangement is accounted for as a single unit of accounting and the total consideration is recognized ratably over the term of the related agreement, or the estimated customer life, commencing when all of the significant performance obligations have been delivered and when all the revenue recognition criteria have been met.

Income Taxes.    We are subject to federal, state, and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our provision for these income taxes and deferred tax assets. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities, and we assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At December 31, 2012 and 2011, our deferred tax assets consisted primarily of net operating losses, research and development credit carryforwards, and stock option compensation expense. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. During 2010, we reassessed the need for a valuation allowance against our deferred tax assets and concluded that it was more likely than not that we would be able to realize certain of our deferred tax assets primarily as a result of continued profitability, achieving three years of cumulative profitability and forecasted future earnings. Accordingly, we reversed the valuation allowance related to our U.S. and certain foreign deferred tax assets of $8.6 million during the year ended December 31, 2010. As of December 31, 2012 and 2011, we maintained a full valuation allowance against the deferred tax assets of our Hungarian subsidiary. This entity has historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

During 2012, we reassessed the need for a valuation allowance against our deferred tax assets related to our Cosm subsidiary and concluded that we would be able to realize the deferred tax assets as a result of projected future profitability. Accordingly, we reversed the valuation allowance related to our Cosm subsidiary of approximately $677,000 during the year ended December 31, 2012.

We evaluate our uncertain tax positions based on a determination of whether and how much of a tax benefit we have taken in our tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2012, we provided a liability of approximately $251,000 for uncertain tax positions. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

On January 2, 2013, President Barack Obama signed into law the American Taxpayer Relief Act of 2012. This law extended the federal research and development tax credit for the year ended December 31, 2012. Since the law was signed after December 31, 2012, we will record a federal income tax benefit of approximately $140,000 related to the R&D tax credit in the 2013 financial statements.

Goodwill and acquired intangible assets.    We record goodwill as the excess of the acquisition price over the fair value of the net tangible and identifiable intangible assets acquired. We do not amortize goodwill, but perform an annual impairment test of goodwill on the last day of our fiscal year and whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. We operate as a single operating segment with one reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of December 31, 2012, our fair value as a whole significantly exceeds our carrying value. No impairments have been recorded through December 31, 2012.

We record intangible assets at their respective estimated fair values at the date of acquisition. Intangible assets are amortized based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives, which range from one to seven years.

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

Loss Contingencies.    We are currently involved in various legal claims and legal proceedings and may be subject to additional legal claims and proceedings in the future that arise in the ordinary course of business. We consider the likelihood of a loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We regularly evaluate current information available and reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information to determine whether such accruals should be adjusted and whether new accruals are required and update our disclosures accordingly. Litigation is inherently unpredictable and is subject to sig-

nificant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations, financial position and cash flows. See Note 12 to the Consolidated Financial Statements in Part II, Item 8 for a further discussion of litigation and contingencies as well as “Legal Proceedings” in Part I, Item 3.

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Years Ended December 31,
	2010	2011	2012
Operations Data:
Revenue	100%	100%	100%
Cost of revenue	9	9	10

Gross profit	91	91	90

Operating expenses:
Research and development	15	17	19
Sales and marketing	46	48	51
General and administrative	12	17	15
Legal settlements	—	1	—
Amortization of acquired intangibles	—	—	—

Total operating expenses	73	83	85

Income from operations	18	8	5
Interest and other income (expense), net	—	—	—

Income before income taxes	18	8	5
Benefit from (provision for) income taxes	3	(3)	(2)

Net income	21%	5%	3%

Years Ended December 31, 2012 and 2011

Revenue.    Revenue for the year ended December 31, 2012 was $138.8 million, an increase of $19.4 million, or 16%, over revenue of $119.5 million for the year ended December 31, 2011. Of the 16% increase in revenue, the majority of the increase was due to an increase in revenue from new customers, as our total number of premium subscribers increased to approximately 462,000 at December 31, 2012 from approximately 360,000 premium subscribers at December 31, 2011, and incremental add-on revenues from our existing customer base.

Cost of Revenue.    Cost of revenue for the year ended December 31, 2012 was $14.5 million, an increase of $3.9 million, or 37%, over cost of revenue of $10.6 million for the year ended December 31, 2011. As a percentage of revenue, cost of revenue was 10% and 9% for the years ended December 31, 2012 and 2011, respectively. The increase in absolute dollars resulted primarily from an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. The increase in cost of revenue was primarily due to a $1.9 million increase in costs associated with managing our data centers and the hosting of our services. The increase was also due to a $1.0 million increase in amortization of intangible assets primarily due to the Cosm acquisition in July 2011 and the Bold acquisition in January 2012 and a $0.9 million increase in personnel-related costs, as we increased the number of customer support employees to support our overall growth. Included in the increase in personnel-related costs is a $0.1 million increase in stock-based compensation.

Research and Development Expenses.    Research and development expenses for the year ended December 31, 2012 were $26.3 million, an increase of $5.6 million, or 27%, over research and development expenses of $20.8 million for the year ended December 31, 2011. As a percentage of revenue, research and development expenses were 19% and 17% for the year ended December 31, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to a $4.9 million increase in personnel-related costs as we hired additional employees to improve the ease of use and functionality of our existing services and develop new service offerings, and retained employees from the Cosm acquisition in July 2011 and the Bold acquisition in January 2012, respectively. Included in the increase in personnel-related costs is a $1.3 million increase in stock-based compensation. The increase was also due to a $0.3 million increase in travel-related costs, a $0.2 million increase in professional fees, a $0.2 million increase in rent costs, a $0.2 million increase in hardware and software maintenance costs, and a $0.1 million increase in depreciation expense. These were offset by a $0.3 million increase in costs related to internally developed computer software to be sold as a service which was incurred during the application development stage and therefore capitalized rather than expensed.

Sales and Marketing Expenses.    Sales and marketing expenses for the year ended December 31, 2012 were $70.1 million, an increase of $12.9 million, or 23%, over sales and marketing expenses of $57.2 million for the year ended December 31, 2011. As a percentage of revenue, sales and marketing expenses were 51% and 48% for the year ended December 31, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to a $6.9 million increase in personnel-related and recruiting costs, as we hired additional employees to support our growth in sales and expand our marketing efforts and $3.8 million increase in marketing program costs. Included in the increase in personnel-related and recruiting costs is a $2.1 million increase in stock-based compensation. The increase was also due to a $0.7 million increase in credit card processing fees, a $0.6 million increase in professional fees, a $0.3 million increase in travel-related costs, a $0.2 million increase in hardware and software maintenance costs, and a $0.2 million increase in depreciation expense.

General and Administrative Expenses.    General and administrative expenses for the year ended December 31, 2012 were $21.3 million, an increase of $1.3 million, or 7%, over general and administrative expenses of $20.0 million for the year ended December 31, 2011. As a percentage of revenue, general and administrative expenses were 15% and 17% for the year ended December 31, 2012 and 2011, respectively. The increase in absolute dollars was due to a $3.5 million increase in personnel-related costs, primarily consisting of a $2.1 million increase in stock-based compensation. The increase was also due to a $0.4 million increase in accounting fees, a $0.2 million increase in travel-related costs, a $0.1 million increase in hardware and software maintenance costs, a $0.1 million increase in rent expense, a $0.1 million increase in telecom expense, a $0.1 million increase in depreciation expense, a $0.1 million increase in director fees, and a $0.1 million increase in miscellaneous tax fees. These were offset by a decrease of $1.8 million for legal costs primarily associated with our defense against the patent infringement claims made by 01 Communique and a $1.3 million state sales tax settlement for uncollected taxes recorded in 2011.

Legal Settlement Expenses.    Legal settlement expenses for the year ended December 31, 2012 were $0 compared to $1.3 million for the year ended December 31, 2011. Legal settlement expenses for the year ended December 31, 2011 were related to the License Agreement we entered into with Gemini IP LLC on April 25, 2011 (see Note 12 to the Notes to the Consolidated Financial Statements).

Amortization of Acquired Intangibles.    Amortization of acquired intangibles for the years ended December 31, 2012 and 2011 were $0.6 million and $0.2 million, respectively. The amortization of intangibles for the year ended December 31, 2012 related primarily to the value of intangible assets acquired in our January 2012 acquisition of Bold. The amortization of intangibles for the year ended December 31, 2011 related primarily to the value of intangible assets acquired in our July 2006 acquisition of Applied Networking, Inc., which is fully amortized as of December 31, 2012.

Interest and Other Income, Net.    Interest and other income, net was income of approximately $0.2 million and $0.3 million for the years ended December 31, 2012 and 2011, respectively. The decrease was primarily related to an increase in foreign currency losses.

Income Taxes.    During the years ended December 31, 2012, we recorded a provision for federal, state and foreign income taxes of approximately $2.7 million compared to a provision of $4.0 million for the year ended

December 31, 2011. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2012 and 2011, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary as this entity has historical losses. During 2012, we reassessed the need for a valuation allowance against the deferred tax assets of our Cosm subsidiary and concluded that it was more likely than not that we would be able to realize these assets based upon forecasted future earnings. Accordingly, we reversed the valuation allowance related to Cosm’s deferred tax assets of approximately $677,000 during the year ended December 31, 2012. Although we believe that our tax estimates are reasonable, tax determinations involve significant judgment making and may be subject to audit by tax authorities in the ordinary course of business.

Net Income.    We recognized net income of $3.6 million for the year ended December 31, 2012 compared to net income of $5.8 million for the year ended December 31, 2011. For the year ended December 31, 2012, revenue increased $19.4 million while cost of revenue increased $3.9 million, operating expenses increased $18.9 million, interest and other income decreased $0.1 million, and our tax provision decreased $1.3 million, resulting in a $2.2 million decrease in net income.

The $19.4 million increase in revenue is primarily due to an increase in revenue from new customers and add-on revenues from our existing customer base, partially offset by a decrease in Ignition product revenue, mainly caused by the change in our business model related to our Ignition for iPhone and iPad app from a perpetually based licensing model to a subscription based business model.

The $3.9 million increase in cost of revenue is primarily due to a $1.9 million increase in costs to manage our data centers and the hosting of our services, a $1.0 million increase in acquisition related amortization, and $0.9 million related to an increase in personnel-related costs.

The $18.9 million increase in operating expenses is primarily due to a $13.0 million increase in personnel-related costs, a $5.6 million increase in stock-based compensation, a $3.8 million increase in marketing program costs, and a $2.0 million increase in acquisition related costs and amortization. These are offset by a $3.0 million decrease in patent litigation related costs and a $1.3 million state sales tax settlement for uncollected taxes recorded in 2011.

The $0.1 million decrease in interest and other income is primarily due to an increase in foreign currency losses.

The $1.3 million decrease in our tax provision is primarily due to a provision for federal, state, and foreign income taxes of $2.7 million for the year ended December 31, 2012, compared to a $4.0 million provision for the year ended December 31, 2011. The decrease in the tax provision is primarily due to the release of the valuation allowance relating to Cosm’s deferred tax assets as of December 31, 2012.

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

Cost of Revenue.    Cost of revenue for the year ended December 31, 2011 was $10.6 million, an increase of $1.4 million, or 16%, over cost of revenue of $9.1 million for the year ended December 31, 2010. As a percentage of revenue, cost of revenue was 9% for the years ended December 31, 2011 and 2010. The increase in absolute dollars resulted primarily from an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. The increase in cost of revenue was primarily due to a $0.7 mil-

lion increase in costs associated with managing our data centers and the hosting of our services. The increase was also due to a $0.3 million increase in amortization of intangible assets primarily due to the Cosm acquisition in July 2011 and a $0.2 million increase in personnel-related costs, including a $0.1 million increase in stock-based compensation, as we increased the number of customer support employees to support our overall growth.

Research and Development Expenses.    Research and development expenses for the year ended December 31, 2011 were $20.7 million, an increase of $5.6 million, or 37%, over research and development expenses of $15.2 million for the year ended December 31, 2010. As a percentage of revenue, research and development expenses were 17% and 15% for the year ended December 31, 2011 and 2010, respectively. The increase in absolute dollars was primarily due to a $4.5 million increase in personnel-related costs as we hired additional employees to improve the ease of use and functionality of our existing services and develop new service offerings, retained employees from the Cosm acquisition in July 2011, recognition of $1.5 million of contingent payment costs also associated with the Cosm acquisition (see note 4 to the consolidated financial statements) and a $0.8 million increase in stock-based compensation primarily resulting from our decision to issue stock options to our Hungarian employees in 2011. The increase was also due to $0.4 million increase in professional fees, a $0.3 million increase in depreciation expense, a $0.1 million increase in travel-related costs, a $0.1 million increase in rent costs, a $0.1 million increase in hardware and software maintenance costs and $0.1 million increase in telecom costs. These were offset by a $0.2 million increase in costs related to internally developed computer software to be sold as a service which was incurred during the application development stage and therefore capitalized rather than expensed.

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

Income Taxes.    During the years ended December 31, 2011, we recorded a provision for federal, state and foreign income taxes of approximately $4.0 million compared to a benefit of $2.5 million for the year ended December 31, 2010. Our effective tax rate increased year-over-year as we released our $8.6 million valuation allowance against primarily all of our net domestic deferred tax assets during the year ended December 31, 2010, and also as a result of losses incurred in our UK subsidiaries attributable to our Cosm acquisition for which no corresponding benefit was recognized during the year ended December 31, 2011. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2011 and 2010, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary. Additionally, as of December 31, 2011, we maintained a full valuation allowance against the deferred tax assets of our Cosm subsidiary. These entities have historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

Net Income .    We recognized net income of $5.8 million for the year ended December 31, 2011 compared to net income of $21.1 million for the year ended December 31, 2010. For the year ended December 31, 2011, revenue increased $18.4 million while cost of revenue increased $1.4 million, operating expenses increased $25.6 million and our tax provision increased $6.5 million, resulting in a $15.3 million decrease in net income.

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

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2010	2011	2012
		(In thousands)
Net cash provided by operations	$36,469	$32,871	$28,257
Net cash used in investing activities	(65,003)	(17,760)	(29,800)
Net cash provided by financing activities	5,789	12,094	9,228
Effect of exchange rate changes	(265)	(881)	643

Net (decrease) increase in cash	$(23,010)	$26,324	$8,328

At December 31, 2012, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $212.1 million. As of December 31, 2012, $12.0 million of the $212.1 million of cash and cash equivalents and short-term marketable securities was held by our foreign subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes upon repatriation. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to indefinitely reinvest our foreign earnings to fund our foreign subsidiaries.

Cash Flows From Operating Activities

Net cash provided by operating activities was $28.3 million, $32.9 million, and $36.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Net cash inflows from operating activities during the year ended December 31, 2012 were mainly attributable to a $11.0 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth. Net cash inflows from operating activities were also attributable to non-cash operating expenses, including $14.8 million for stock compensation, $6.1 million for depreciation and amortization, offset by a $6.6 million income tax benefit from the exercise of stock options and a $0.8 million benefit from deferred income taxes. The increase in net cash inflows from operating activities were also attributable to a $7.4 million increase in accounts payable and accrued expenses, offset by a $4.5 million increase in accounts receivable, a $1.1 million increase in prepaid expenses and other current assets and a $1.3 million increase in other assets. We expect that our future cash flows from operating activities will be impacted by costs associated with the relocation of our corporate headquarters to Boston, Massachusetts and by the contingent payments associated with the Cosm and Bold acquisitions. Additionally, we expect to incur significant legal costs associated with our continued defense against the patent infringement claims made by 01 Communique and the declaratory judgement action we filed against Pragmatus, which will impact our future cash flows from operating activities.

Net cash inflows from operating activities during the year ended December 31, 2011 were mainly attributable to a $15.5 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth. Net cash inflows from operating activities were also attributable to non-cash operating expenses, including $8.9 million for stock compensation, $4.4 million for depreciation and amortization, and a $3.8 million provision for deferred income taxes, offset by non-cash benefits, primarily including a $5.9 million income tax benefit from the exercise of stock options. The increase in net cash inflows from operating activities were also attributable to a $3.3 million increase in accounts payable and accrued expenses, a $0.1 million increase in other long-term liabilities and a $0.1 million decrease in prepaid expenses and other current assets, offset by a $4.1 million increase in accounts receivable and a $0.2 increase in other assets.

Cash Flows From Investing Activities

Net cash used in investing activities was $29.8 million, $17.8 million, and $65.0 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Net cash used in investing for the year ended December 31, 2012 was primarily related to the acquisition of Bold for $14.8 million, net of cash acquired, and the purchase of $135.1 million of marketable securities offset by proceeds of $130.0 million from redemption and maturity of marketable securities. Net cash used in investing activities also related to the addition of $5.3 million in property and equipment mainly related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure and expansion of our offices. Restricted cash and deposits also increased $3.6 million as a result of the letter of credit associated with the lease of our new corporate headquarters in Boston. We also had $1.0 million in intangible asset additions related to internally developed software and the purchase of domain names and trademarks.

Net cash used in investing for the year ended December 31, 2011 was primarily related to the acquisition of Cosm for $10.0 million and the purchase of $150.1 million of marketable securities offset by proceeds of $145.0 million from maturity of marketable securities. Net cash used in investing activities also related to the addition of $2.3 million in property and equipment mainly related to the expansion and upgrade of our data center capacity as well as the expansion and upgrade of our internal IT infrastructure.

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

Cash Flows From Financing Activities

Net cash provided by financing activities for the year ended December 31, 2012 was primarily related to a $6.6 million income tax benefit from the exercise of stock options as well as $2.7 million in proceeds from the issuance of common stock upon exercise of stock options. These were offset by a $0.1 million payment for contingent consideration.

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

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2012 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$53,448,000	$7,299,000	$10,997,000	$9,904,000	$25,248,000
Hosting service agreements	2,641,000	2,265,000	363,000	13,000	—

Total	$56,089,000	$9,564,000	$11,360,000	$9,917,000	$25,248,000

The commitments under our operating leases shown above consist primarily of lease payments for our future corporate headquarters located in Boston, Massachusetts (see Note 12 to the Condensed Consolidated

Financial Statements), our research and development offices in Hungary, our international sales and marketing offices located in The Netherlands, Australia, the United Kingdom, Ireland, and India, contractual obligations related to our data centers and our current corporate headquarters located in Woburn, Massachusetts.

In April 2012, we entered into a lease for a new corporate headquarters located in Boston, Massachusetts. Pursuant to the lease, the landlord is obligated to rehabilitate the existing building and we expect that the lease term will begin in April 2013 and extend through June 2023. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $41.3 million. Pursuant to the terms of the lease, the landlord is responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements will be billed by the landlord to us as additional rent. We estimate these excess costs to be approximately $5.2 million, of which $4.1 million will be paid in 2013. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable standby letter of credit which is collateralized by a bank deposit in the amount of approximately $3.5 million or 105 percent of the security deposit. The security deposit is classified as restricted cash. The lease includes an option to extend the original term of the lease for two successive five year periods.

In October 2012, we entered into a lease for new office space in Dublin, Ireland. The term of the new office space began in October 2012 and extends through September 2022. The approximate annual lease payments for the new office space are $161,000 (EUR 122,000). The lease agreement required a security deposit of approximately $247,000 (EUR 187,000) and contains a termination option which allows us to terminate the lease pursuant to certain lease provisions.

Recent Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which simplifies how companies test goodwill for impairment. The ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the goodwill accounting standard. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We have adopted this new ASU and it did not have a material effect on our financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (ASU 2011-12), which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-05 is effective for us in our first quarter of fiscal 2012 and was applied retrospectively. We have adopted ASU 2011-05 and ASU 2011-12 and it did not have a material impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 3). ASU 2011-04 was effective for us in our first quarter of fiscal 2012 and was applied prospectively. We have adopted ASU 2011-04 and it did not have a material impact on our financial position, results of operations or cash flows.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Foreign Currency Exchange Risk.    Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a result of the majority of our research and development expenditures being made from our Hungarian research and development facilities, and in our international sales and marketing offices in The Netherlands, the United Kingdom, Australia, Japan, Brazil and India. In the year ended December 31, 2012, approximately 14%, 2%, 9%, 2%, 1% and 1% of our operating expenses occurred in our operations in Hungary, The Netherlands, the United Kingdom, Australia, Japan and Ireland, respectively, and less than 1% each in Brazil and India. In the year ended December 31, 2011, approximately 15%, 4%, 6% and 2% of our operating expenses occurred in our operations in Hungary, The Netherlands, the United Kingdom and Australia, respectively, and less than 1% each in Japan, Brazil and India.

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

LogMeIn, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

LogMeIn, Inc.

Woburn, Massachusetts

We have audited the accompanying consolidated balance sheets of LogMeIn, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2012, and the related consolidated statements of income, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LogMeIn, Inc. and subsidiaries as of December 31, 2011 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Boston, Massachusetts

February 22, 2013

LogMeIn, Inc.

Consolidated Balance Sheets

	December 31, 2011	December 31, 2012
ASSETS
Current assets:
Cash and cash equivalents	$103,603,684	$111,931,599
Marketable securities	95,040,045	100,160,889
Accounts receivable (net of allowance for doubtful accounts of $109,000 and $180,000 as of December 31, 2011 and December 31, 2012, respectively)	8,747,104	13,231,017
Prepaid expenses and other current assets	2,411,640	3,619,864
Deferred income tax assets	1,980,342	3,214,311

Total current assets	211,782,815	232,157,680
Property and equipment, net	5,202,721	6,575,671
Restricted cash	369,792	3,806,603
Intangibles, net	3,260,612	6,368,024
Goodwill	7,258,743	18,883,449
Other assets	242,122	1,550,497
Deferred income tax assets	3,940,312	10,195,860

Total assets	$232,057,117	$279,537,784

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,275,163	$7,773,102
Accrued liabilities	10,472,805	16,656,801
Deferred revenue, current portion	55,961,859	65,874,832

Total current liabilities	72,709,827	90,304,735
Deferred revenue, net of current portion	2,302,465	3,774,049
Other long-term liabilities	1,239,136	821,736

Total liabilities	76,251,428	94,900,520

Commitments and contingencies (Note 12)
Preferred stock, $0.01 par value — 5,000,000 shares authorized, 0 shares outstanding as of December 31, 2011 and December 31, 2012	—	—
Equity:
Common stock, $0.01 par value — 75,000,000 shares authorized as of December 31, 2011 and December 31, 2012; 24,551,641 and 24,814,007 shares issued and outstanding as of December 31, 2011 and December 31, 2012, respectively	245,516	248,140
Additional paid-in capital	154,440,369	178,546,385
Retained earnings	2,677,128	6,242,762
Accumulated other comprehensive loss	(1,557,324)	(400,023)

Total equity	155,805,689	184,637,264

Total liabilities and equity	$232,057,117	$279,537,784

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Income

	Years Ended December 31,
	2010	2011	2012
Revenue (including $9,580,000, $0 and $0 from a related party during the years ended December 31, 2010, 2011 and 2012, respectively)	$101,057,207	$119,460,926	$138,837,125
Cost of revenue	9,124,645	10,573,781	14,503,859

Gross profit	91,932,562	108,887,145	124,333,266

Operating expenses
Research and development	15,213,902	20,780,061	26,361,324
Sales and marketing	45,868,817	57,155,727	70,058,389
General and administrative	12,319,316	19,975,048	21,337,507
Legal settlements	—	1,250,000	—
Amortization of acquired intangibles	337,753	228,138	565,205

Total operating expenses	73,739,788	99,388,974	118,322,425

Income from operations	18,192,774	9,498,171	6,010,841
Interest income	634,657	862,966	887,315
Interest expense	(1,000)	(1,207)	(352)
Other expense	(218,816)	(564,466)	(641,439)

Income before income taxes	18,607,615	9,795,464	6,256,365
Benefit from (provision for) income taxes	2,491,029	(4,034,020)	(2,690,731)

Net income	$21,098,644	$5,761,444	$3,565,634

Net income per share:
Basic	$0.91	$0.24	$0.14
Diluted	$0.85	$0.23	$0.14
Weighted average shares outstanding:
Basic	23,244,479	24,175,621	24,711,242
Diluted	24,839,905	25,154,599	25,356,305

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Comprehensive Income

	Years Ended December 31,
	2010	2011	2012
Net income	$21,098,644	$5,761,444	$3,565,634

Other comprehensive (loss) gain:
Net unrealized gains (losses) on marketable securities, net of tax	79,570	(32,978)	56,952
Net translation (losses) gains	(283,130)	(1,323,237)	1,100,349

Total other comprehensive (loss) gain	(203,560)	(1,356,215)	1,157,301

Comprehensive income	$20,895,084	$4,405,229	$4,722,935

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Equity

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Equity
	Number of Shares	Amount
Balance at January 1, 2010	22,448,808	$224,488	$122,465,372	$(24,182,960)	$2,451	$98,509,351
Issuance of common stock upon exercise of stock options	1,409,706	14,097	4,820,786	—	—	4,834,883
Income tax benefit from stock options exercises	—	—	1,149,843	—	—	1,149,843
Reversal of accrued offering costs in connection with secondary public offering	—	—	25,222	—	—	25,222
Stock-based compensation	—	—	4,963,875	—	—	4,963,875
Net income	—	—	—	21,098,644	—	21,098,644
Unrealized gain on available-for-sale securities					79,570	79,570
Cumulative translation adjustments	—	—	—	—	(283,130)	(283,130)

Balance at December 31, 2010	23,858,514	238,585	133,425,098	(3,084,316)	(201,109)	130,378,258
Issuance of common stock upon exercise of stock options	693,127	6,931	6,200,198			6,207,129
Income tax benefit from stock options exercises			5,886,968			5,886,968
Stock-based compensation			8,928,105			8,928,105
Net income				5,761,444		5,761,444
Unrealized loss on available-for-sale securities					(32,978)	(32,978)
Cumulative translation adjustments					(1,323,237)	(1,323,237)

Balance at December 31, 2011	24,551,641	245,516	154,440,369	2,677,128	(1,557,324)	155,805,689
Issuance of common stock upon exercise of stock options	262,366	2,624	2,679,237			2,681,861
Income tax benefit from stock options exercises			6,634,626			6,634,626
Stock-based compensation			14,792,153			14,792,153
Net income				3,565,634		3,565,634
Unrealized gain on available-for-sale securities					56,952	56,952
Cumulative translation adjustments					1,100,349	1,100,349

Balance at December 31, 2012	24,814,007	$248,140	$178,546,385	$6,242,762	$(400,023)	$184,637,264

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2011	2012
Cash flows from operating activities
Net income	$21,098,644	$5,761,444	$3,565,634
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	3,719,721	4,402,592	6,099,593
Amortization of premium on investments	239,090	133,547	53,855
Provision for bad debts	87,500	85,000	100,000
(Benefit from) provision for deferred income taxes	(2,673,141)	3,793,440	(830,599)
Income tax benefit from the exercise of stock options	(1,149,843)	(5,886,968)	(6,634,625)
Stock-based compensation	4,991,715	8,924,623	14,792,153
(Gain) loss on disposal of equipment	(1,882)	(396)	12,551
Changes in assets and liabilities:
Accounts receivable	(682,247)	(4,087,712)	(4,471,236)
Prepaid expenses and other current assets	(1,071,375)	493,978	(1,070,297)
Other assets	2,899	(215,102)	(1,308,375)
Accounts payable	(331,753)	3,787,188	1,552,346
Accrued liabilities	3,643,713	(530,853)	5,815,827
Deferred revenue	8,690,287	15,471,169	10,959,853
Other long-term liabilities	(94,775)	738,980	(417,399)
Fair value adjustment to contingent consideration	—	—	37,970

Net cash provided by operating activities	36,468,553	32,870,930	28,257,251

Cash flows from investing activities
Purchases of marketable securities	(185,348,800)	(150,065,750)	(135,084,650)
Proceeds from sale or disposal of marketable securities	125,000,000	145,000,000	130,000,000
Purchases of property and equipment	(4,243,166)	(2,322,480)	(5,277,226)
Intangible asset additions	(416,062)	(346,375)	(1,048,830)
Cash paid for acquisition, net of cash acquired	—	(10,000,000)	(14,831,525)
Decrease (increase) in restricted cash and deposits	5,118	(25,569)	(3,557,760)

Net cash used in investing activities	(65,002,910)	(17,760,174)	(29,799,991)

Cash flows from financing activities
Payments of issuance costs related to secondary offering of common stock	(195,840)	—	—
Proceeds from issuance of common stock upon option exercises	4,834,883	6,207,129	2,681,861
Income tax benefit from the exercise of stock options	1,149,843	5,886,968	6,634,625
Payment of contingent consideration	—	—	(89,012)

Net cash provided by financing activities	5,788,886	12,094,097	9,227,474

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(264,543)	(881,156)	643,181

Net (decrease) increase in cash and cash equivalents	(23,010,014)	26,323,697	8,327,915
Cash and cash equivalents, beginning of period	100,290,001	77,279,987	103,603,684

Cash and cash equivalents, end of period	$77,279,987	$103,603,684	$111,931,599

Supplemental disclosure of cash flow information
Cash paid for interest	$1,000	$1,207	$352
Cash paid for income taxes	$612,566	$356,162	$1,802,439
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$388,501	$670,744	$742,142
Fair value of contingent consideration in connection with acquisition included in accrued liabilities and other long term liabilities	$—	$212,536	$161,494

See notes to consolidated financial statements.

LogMeIn, Inc.

Notes to Consolidated Financial Statements

1.	Nature of the Business

LogMeIn, Inc. (the “Company”) provides essential cloud-based services for remote access, device management, collaboration, data management and customer care. The Company’s product line includes BoldChat®, CosmTM, CubbyTM, join.me®, LogMeIn Free®, LogMeIn Pro®, LogMeIn® CentralTM, LogMeIn Rescue®, LogMeIn® Rescue+MobileTM, LogMeIn Backup®, LogMeIn IgnitionTM, LogMeIn for iOS, LogMeIn Hamachi®, and RemotelyAnywhere®. The Company is based in Woburn, Massachusetts with wholly-owned subsidiaries in Hungary, The Netherlands, Australia, the United Kingdom, Brazil, Japan, India and Ireland.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2011 and December 31, 2012, marketable securities consisted of U.S. government agency securities that have remaining maturities within two years and have an aggregate amortized cost of $95,051,808 and $100,082,602 and an aggregate fair value of $95,040,045 and $100,160,889, including $102,552 and $82,787 of unrealized gains and $114,315 and $4,500 of unrealized losses, respectively.

Restricted Cash — As of December 31, 2011 and 2012, the Company had a letter of credit of $125,000 from a bank. The letter of credit was issued in lieu of a security deposit on its Woburn, Massachusetts office lease. The letter of credit is secured by a certificate of deposit in the same amount which is held at the same financial institution. As of December 31, 2012, this amount was classified as short-term restricted cash and included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

At December 31, 2011 and 2012, the Company had a security deposit with a bank related to its Budapest, Hungary office lease in the amount of 170,295 Euro and 230,660 Euro, respectively (which totaled $219,988 and $305,844 at December 31, 2011 and 2012, respectively). At December 31, 2011 and 2012, the Company had a bank guarantee related to its Sydney, Australia office in the amount of 24,375 AUD and 25,177 AUD respectively, (which totaled $24,808 and $26,119 at December 31, 2011 and 2012, respectively). In April 2012, the Company entered into a lease for a new corporate headquarters located in Boston, Massachusetts. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable standby letter of credit which is collateralized by a bank deposit in the amount of approximately $3.5 million or 105 percent of the security deposit. Such amounts are classified as long-term restricted cash in the accompanying consolidated balance sheets.

Accounts Receivable —The Company reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Estimates are used to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value. The estimates are based on an analysis of past due receivables, historical bad debt trends, current economic conditions, and customer specific information. After the Company has exhausted all collection efforts, the outstanding receivable balance relating to services provided is written off against the allowance and the balance related to services not yet delivered is charged as an offset to deferred revenue.

Activity in the allowance for doubtful accounts was as follows:

	December 31,
	2010	2011	2012
Balance, beginning	$83,116	$110,751	$108,742
Provision for bad debt	87,500	85,000	100,000
Uncollectible accounts written off	59,865	87,009	29,241

Balance, ending	$110,751	$108,742	$179,501

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

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired related to the Bold acquisition in January 2012 and the Cosm acquisition in July 2011 (see Note 4) and the Applied Networking acquisition in July 2006. The Company does not amortize goodwill, but performs an annual impairment test of goodwill on the last day of its fiscal year and whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of December 31, 2012, the fair value of the Company as a whole significantly exceeds the carrying amount of the Company. Through December 31, 2012, no impairments have occurred.

Long-Lived Assets and Intangible Assets — The Company records intangible assets at their respective estimated fair values at the date of acquisition. Intangible assets are being amortized based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives, which range from one to seven years.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through December 31, 2012, no impairments have occurred.

Revenue Recognition — The Company derives revenue primarily from subscription fees related to its LogMeIn premium services, the licensing of its Ignition for iPhone, iPad and Android software products, and the licensing of the Company’s RemotelyAnywhere software and its related maintenance.

Revenue from the Company’s LogMeIn premium subscription services is recognized on a daily basis over the subscription term as the services are delivered, provided that there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured. Subscription periods range from monthly to five years, but are generally one year in duration. The Company’s software cannot be run on another entity’s hardware nor do customers have the right to take possession of the software and use it on their own or another entity’s hardware.

Revenue from the sales of the Company’s Ignition for iPhone, iPad and Android software product, which is sold as a perpetual license, is recognized when there is persuasive evidence of an arrangement, the product has been provided to the customer, the collection of the fee is probable, and the amount of the fees to be paid by the customer is fixed and determinable.

The Company’s multi-element arrangements typically include subscription and professional services, which may include development services. The Company evaluates each element within the arrangement to determine if they can be accounted for as separate units of accounting. If the delivered item or items have value to the customer on a standalone basis, either because they are sold separately by any vendor or the customer could resell the delivered item or items on a standalone basis, the Company has determined that the deliverables within these arrangements qualify for treatment as separate units of accounting. Accordingly, the Company recognizes revenue for each delivered item or items as a separate earnings process commencing when all of the significant performance obligations have been performed and when all the revenue recognition criteria have been met. In cases where the Company has determined that the delivered items within its multi-element arrangements do not have value to the customer on a stand-alone basis, the arrangement is accounted for as a single unit of accounting and the total consideration is recognized ratably over the term of the related agreement, or the estimated customer life, commencing when all of the significant performance obligations have been delivered and when all the revenue recognition criteria have been met.

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

As of December 31, 2011 and 2012, no customers accounted for more than 10% of accounts receivable and there were no customers that represented 10% or more of revenue for the years ended December 31, 2010, 2011, or 2012.

Legal costs — Legal expenditures are expensed as incurred.

Research and Development — Research and development expenditures are expensed as incurred.

In June 2009, the Company received approval of a grant from the Hungarian government which reimburses it for a portion of its Hungarian research and development related costs for a three year period, beginning in September 2008. These reimbursements are recorded as a reduction of research and development expense and totaled approximately $371,000 and $279,000 for the years ended December 31, 2010, and 2011, respectively. The Company did not receive any reimbursements related to this grant for the year ended December 31, 2012 and does not expect to receive any additional reimbursements related to this grant going forward.

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

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency losses of approximately $219,000, $564,000, and $641,000 for the years ended December 31, 2010, 2011, and 2012 included in other expense in the consolidated statements of income.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2012, the Company has provided a liability for approximately $251,000 for uncertain tax positions. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

Advertising Costs — The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2010, 2011, and 2012 was approximately $17,678,000, $20,458,000, and $23,755,000 respectively, which consisted primarily of online paid searches, banner advertising, and other online marketing and is included in sales and marketing expense in the accompanying consolidated statements of income.

Comprehensive Income — Comprehensive income is the change in stockholders’ equity during a period relating to transactions and other events and circumstances from non-owner sources and currently consists of net income, foreign currency translation adjustments, and unrealized gains and losses, net of tax on available-for-sale securities. Accumulated other comprehensive loss was approximately $1,557,000 at December 31, 2011 and consisted of $1,550,000 related to foreign currency translation adjustments and $7,000 of unrealized losses, net of tax on available-for-sale securities. Accumulated comprehensive loss was approximately $400,000 at December 31, 2012 and consisted of $450,000 related to foreign currency translation adjustments offset by $50,000 of unrealized gains, net of tax on available-for sale securities.

Fair Value of Financial Instruments — The carrying value of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivable, and accounts payable, approximate their fair values due to their short maturities.

Segment Data — Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision-maker, or decision making group, in making decisions regarding resource allocation and assessing performance. The chief operating decision maker which uses consolidated financial information in determining how to allocate resources and assess performance, has determined that it operates in one segment.

The Company’s revenue (based on customer address) and long-lived assets by geography are as follows:

	Years Ended December 31,
	2010	2011	2012
Revenues:
United States(1)	$68,960,000	$79,050,000	$90,233,000
United Kingdom	8,871,000	10,652,000	12,846,000
International — all other	23,226,000	29,759,000	35,758,000

Total revenue	$101,057,000	$119,461,000	$138,837,000

Long-lived assets:
United States	$3,894,000	$3,177,000	$4,129,000
Hungary	1,700,000	1,373,000	1,599,000
United Kingdom	385,000	264,000	530,000
International — all other	219,000	389,000	318,000

Total long-lived assets	$6,198,000	$5,203,000	$6,576,000

(1)	United States revenue for the year ended December 31, 2010 includes $9,580,000 in revenue associated with the Intel Agreement.

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

The Company excluded the following options to purchase common shares and restricted stock units because they had anti-dilutive impact:

	Years Ended December 31,
	2010	2011	2012
Options to purchase common shares	1,098,775	983,900	1,679,168
Restricted stock units	—	—	146,452

Total options and restricted stock units	1,098,775	983,900	1,825,620

Basic and diluted net income per share was calculated as follows:

Year Ended December 31, 2010
Basic:
Net income	$21,098,644

Weighted average common shares outstanding, basic	23,244,479

Net income, basic	$0.91

Diluted:
Net income	$21,098,644

Weighted average common shares outstanding	23,244,479
Add: Options to purchase common shares	1,595,426

Weighted average common shares outstanding, diluted	24,839,905

Net income, diluted	$0.85

Year Ended December 31, 2011
Basic:
Net income	$5,761,444

Weighted average common shares outstanding, basic	24,175,621

Net income, basic	$0.24

Diluted:
Net income	$5,761,444

Weighted average common shares outstanding	24,175,621
Add: Options to purchase common shares	978,978

Weighted average common shares outstanding, diluted	25,154,599

Net income, diluted	$0.23

Year Ended December 31, 2012
Basic:
Net income	$3,565,634

Weighted average common shares outstanding, basic	24,711,242

Net income, basic	$0.14

Diluted:
Net income	$3,565,634

Weighted average common shares outstanding	24,711,242
Add: Common stock equivalents	645,063

Weighted average common shares outstanding, diluted	25,356,305

Net income, diluted	$0.14

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

The Company has entered into agreements with certain customers that contractually obligate the Company to indemnify the customer from certain claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. Through December 31, 2012, the Company has not experienced any losses related to these indemnification obligations.

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

In October 2012, the Company was notified by four of its customers that they have received letters from Pragmatus Telecom LLC, or Pragmatus, claiming that their use of certain LogMeIn services infringe upon three patents allegedly owned by Pragmatus. The Company received similar notifications from two other customers during November 2012. On November 21, 2012, the Company filed suit against Pragmatus in the U.S. District Court for the District of Delaware seeking a declaratory judgment that the Company’s products do not infringe the three patents allegedly owned by Pragmatus and further requesting a declaratory judgment that those three patents are invalid. See Note 12 for additional information about the Pragmatus proceedings. The Company is unable to reasonably estimate a potential range of loss or expense associated with this matter at this time.

Recently Issued Accounting Pronouncements — In September 2011, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) which simplifies how companies test goodwill for impairment. The ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in the goodwill accounting standard. The amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. The Company adopted this new ASU and it did not have a material effect on its financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU 2011-05), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) — Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (ASU 2011-12), which defers the effective date of only those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-05 was effective for the Company in its first quarter of fiscal 2012 and was applied retrospectively. The Company adopted ASU 2011-05 and ASU 2011-12 and they did not have a material impact on its financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU 2011-04), to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements (as defined in Note 3). ASU 2011-04 was effective for the Company in its first quarter of fiscal 2012 and was applied prospectively. The Company adopted ASU 2011-04 and it did not have a material impact on its financial position, results of operations or cash flows.

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

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value:

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2011
Cash equivalents — money market funds	$53,839,536	$53,839,536	$—	$—
Cash equivalents — bank deposits	5,032,135	—	5,032,135	—
Short-term marketable securities — U.S. government agency securities	95,040,045	85,040,105	9,999,940	—
Contingent consideration liability	212,536	—	—	212,536
Balance at December 31, 2012
Cash equivalents — money market funds	49,209,098	49,209,098	—	—
Cash equivalents — bank deposits	5,037,169	—	5,037,169	—
Short-term marketable securities — U.S. government agency securities	100,160,889	90,138,019	10,022,870	—
Contingent consideration liability	161,494	—	—	161,494

Bank deposits and certain U.S. government agency securities are classified within the second level of the fair value hierarchy and the fair value of those assets are determined based upon quoted prices for similar assets in active markets.

The Level 3 liability consists of contingent consideration related to the July 19, 2011 acquisition of Cosm. The fair value of the contingent consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 13% discount rate and an assumption that the earn-out will be achieved. The current portion of contingent consideration is included in Accrued liabilities. A reconciliation of the beginning and ending Level 3 liability is as follows:

	Years Ended December 31,
	2011	2012
Balance beginning of period	$—	$212,536
Additions to Level 3	192,561	—
Payments	—	(89,012)
Change in fair value (included within research and development expense)	19,975	37,970

Balance end of period	$212,536	$161,494

4.	Acquisitions

On July 19, 2011, the Company acquired substantially all of the assets of Connected Environments (BVI) Limited, a British Virgin Island limited company and Connected Environments, Limited, a U.K. limited company (collectively, “Connected Environments”), primarily including their Cosm service, for an initial cash payment of $10 million plus contingent payments totaling up to $5.2 million. The Cosm service is a cloud-based connectivity and data management platform for the Internet of Things. The Company acquired Cosm to expand its capabilities with embedded devices and enter into the Internet of Things market.

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

The asset purchase agreement also includes a contingent payment provision to a non-employee shareholder for an amount between $0 and $267,000, which the Company has concluded is part of the purchase price. This contingent liability was recorded at its fair value of $192,561 at the acquisition date. The Company continues to re-measure the fair value of the consideration at each subsequent reporting period and recognizes any adjustments to fair value as part of earnings. The Company classifies the cash payments made to the non-employee shareholder as a financing activity within the statement of cash flows, while changes in the fair value of the liability are classified as cash flows from operations.

The goodwill recorded in connection with this transaction is primarily related to the expected synergies to be achieved related to Gravity, our service delivery platform, and the ability to leverage existing sales and marketing capacity and customer base with respect to the acquired Cosm service. All goodwill acquired is expected to be deductible for income tax purposes.

The Company incurred approximately $0.3 million of acquisition-related costs which are included in general and administrative expense for the year ended December 31, 2011.

On January 6, 2012, the Company acquired substantially all of the assets of Bold Software, LLC (“Bold”), a Wichita, Kansas-based limited liability corporation, for a cash purchase price of approximately $15.3 million plus contingent, retention-based bonuses totaling $1.5 million, which are expected to be paid over a two year period from the date of acquisition. Bold is a leading provider of web chat and customer communications software. Bold’s operating results, of which there was approximately $4.4 million of revenue, and $5.3 million of expenses as of December 31, 2012, are included in the condensed consolidated financial statements beginning on the acquisition date.

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

The pro forma results of operations for the year ended December 31, 2011 assuming the Company had acquired Bold on January 1, 2011, do not differ materially from those reported in the Company’s consolidated statement of income for that year.

The asset purchase agreement included a contingent, retention-based bonus program provision requiring the Company to make additional payments to employees, including former Bold owners now employed by the Company, on the first and second anniversaries of the acquisition, contingent upon their continued employment. The range of the contingent, retention-based bonus payments that the Company could pay is between $0 to $1,500,000. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met. On January 15, 2013, the Company paid $484,000 in contingent, retention-based bonus payments and expects to pay $1.0 million in January 2014.

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

The Company incurred approximately $0.1 million of acquisition-related costs which are included in general and administrative expense for the year ended December 31, 2011, and $0.1 million of acquisition-related for the year ended December 31, 2012.

5.	Goodwill and Intangible Assets

The changes in the carry amounts of goodwill for the years ended December 31, 2011 and 2012 are due to the addition of goodwill resulting from the Cosm and Bold acquisitions and the impact of foreign currency translation adjustments related to asset balances that are recorded in non-U.S. currencies.

Changes in goodwill for the years ended December 31, 2011 and 2012, are as follows:

Balance, December 31, 2010	$615,299
Goodwill related to the acquisition of Cosm	6,934,966
Foreign currency translation adjustments	(291,522)

Balance, December 31, 2011	$7,258,743
Goodwill related to the acquisition of Bold	11,178,000
Foreign currency translation adjustments	446,706

Balance, December 31, 2012	$18,883,449

Intangible assets consist of the following:

		December 31, 2011			December 31, 2012
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets:
Trademark	1-5 years	$635,506	$635,506	$—	$665,844	$665,844	$—
Customer base	5-7 years	1,003,068	1,003,068	—	3,789,117	1,447,297	2,341,820
Domain names	5 years	222,826	51,499	171,327	534,257	137,378	396,879
Software	4 years	298,977	298,977	—	298,977	298,977	—
Technology	3-6 years	1,361,900	1,361,900	—	2,463,402	1,580,896	882,506
Technology and know-how	3-6 years	3,113,381	469,376	2,644,005	3,256,803	1,576,600	1,680,203
Non-Compete agreements	5 years	—	—	—	161,691	8,721	152,970
Internally developed software	3 years	539,612	94,332	445,280	1,281,589	367,943	913,646

		$7,175,270	$3,914,658	$3,260,612	$12,451,680	$6,083,656	$6,368,024

In 2012, as a result of the Bold acquisition, the Company capitalized $1,090,000 of technology, $30,000 of trade names and trademarks, $2,760,000 of customer base and $160,000 of non-compete agreements as intangible assets. Changes in the gross carrying amount of the intangible assets are due to foreign currency translation adjustments. The Company is amortizing the intangible assets based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. The intangible assets have estimated useful lives which range from one to seven years.

The Company capitalized costs related to internally developed computer software to be sold as a service incurred during the application development stage of $325,670 and $741,977 during 2011 and 2012, respectively, and is amortizing these costs over the expected lives of the related services. The Company paid $20,706 and $311,431 during 2011 and 2012, respectively, to acquire domain names.

The Company is amortizing the intangible assets over the estimated useful lives noted above. Amortization expense for intangible assets was $589,612, $794,112 and $2,117,590 for the years ended December 31, 2010, 2011 and 2012, respectively. Amortization relating to software, technology and know-how and internally developed software is recorded within cost of revenues and the amortization of trademark, customer base, and domain names is recorded within operating expenses. Future estimated amortization expense for intangible assets is as follows at December 31, 2012:

Amortization Expense (Years Ending December 31)	Amount
2013	2,325,692
2014	1,783,789
2015	944,588
2016	602,563
2017	412,704
Thereafter	298,688

Total	$6,368,024

6.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2011	2012
Computer equipment and software	$12,681,306	$15,616,589
Office equipment	1,593,117	1,947,310
Furniture & fixtures	1,293,481	1,438,211
Construction in Progress	—	1,071,892
Leasehold improvements	1,367,160	1,845,103

Total property and equipment	16,935,064	21,919,105
Less accumulated depreciation and amortization	(11,732,343)	(15,343,434)

Property and equipment, net	$5,202,721	$6,575,671

Depreciation expense for property and equipment was $3,130,559, $3,608,480 and $3,982,003 for the years ended December 31, 2010, 2011 and 2012.

7.	Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2011	December 31, 2012
Marketing programs	$1,770,611	$2,688,818
Payroll and payroll related	5,333,430	7,970,443
Professional fees	795,720	1,711,926
Other accrued liabilities	2,573,044	4,285,614

Total accrued expenses	$10,472,805	$16,656,801

8.	Income Taxes

The domestic and foreign components of income before provision for income taxes are as follows:

	Years Ended December 31,
	2010	2011	2012
Domestic	$15,918,650	$9,422,814	$7,789,014
Foreign	2,688,965	372,650	(1,532,649)

Total income before provision for income taxes	$18,607,615	$9,795,464	$6,256,365

The provision for (benefit from) income taxes is as follows:

	Years Ended December 31,
	2010	2011	2012
Current
Federal	$810,518	$5,477,164	$8,324,149
State	423,119	235,074	1,180,472
Foreign	154,318	139,636	126,434

Total	1,387,955	5,851,874	9,631,055

Deferred
Federal	(4,391,436)	(2,021,938)	(4,926,220)
State	521,472	187,825	44,104
Foreign	(9,020)	16,259	(2,058,208)

Total	(3,878,984)	(1,817,854)	(6,940,324)

Total provision for (benefit from) income taxes	($2,491,029)	$4,034,020	$2,690,731

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	For the Years Ended December 31,
	2010	2011	2012
Statutory tax rate	35.0%	35.0%	35.0%
Change in valuation allowance	(45.9)	0.0	(10.8)
Impact of permanent differences	(0.2)	4.6	15.6
Foreign tax rate differential	(4.1)	0.3	(11.5)
Research and development credits	(2.4)	(2.6)	—
State taxes, net of federal benefit	5.2	3.4	13.8
Impact of uncertain tax positions	—	2.0	0.8
Other	(1.0)	(1.5)	0.1

Effective tax rate	(13.4)%	41.2%	43.0%

The Company has deferred tax assets related to temporary differences and operating loss carryforwards as follows:

	December 31,
	2011	2012
Deferred tax assets:
Net operating loss carryforwards	$1,749,000	$3,222,000
Deferred revenue	1,191,000	1,715,000
Amortization	840,000	897,000
Research and development credit carryforwards	880,000	383,000
Bad debt reserves	43,000	71,000
Stock compensation associated with non-qualified awards	3,906,000	8,242,000
Other	1,151,000	2,136,000

Total deferred tax assets	9,760,000	16,666,000
Deferred tax asset valuation allowance	(2,969,000)	(2,463,000)

Net deferred tax assets	6,791,000	14,203,000

Deferred tax liabilities:
Depreciation	(626,000)	(313,000)
Goodwill amortization	(266,000)	(655,000)
Other	(4,000)	—

Total deferred tax liabilities	(896,000)	(968,000)

Total	$5,895,000	$13,235,000

At December 31, 2011 and 2012, deferred tax liabilities of approximately $4,000 and $28,000, respectively, are included in accrued expenses, and approximately $22,000 and $15,000 respectively, are included in long term liabilities.

As of December 31, 2009, the Company provided a full valuation allowance against its deferred tax assets as it was not more likely than not that any future benefit from deductible temporary differences and net operating loss and tax credit carryforwards would be realized. The Company believed the objective and verifiable evidence of its historical pretax net losses outweighed the positive evidence of its pre-tax income for the year ended December 31, 2009 and forecasted future results. During 2010, the Company reassessed the need for a valuation allowance against its deferred tax assets and concluded that it was more likely than not that it would be able to realize certain of its deferred tax assets primarily as a result of continued profitability, achievement of three years of cumulative profitability and forecasted future earnings. Accordingly, the Company reversed the valuation allowance related to its U.S. and certain foreign deferred tax assets of $8,570,000. As of December 31, 2011, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian and Cosm subsidiaries. The increase in the valuation allowance for the year ended December 31, 2011 was $933,000.

During 2012, the Company reassessed the need for a valuation allowance against its deferred tax assets relating to its Cosm subsidiary and concluded that it was more likely than not that it would be able to realize its deferred tax assets as a result of forecasted future earnings. Accordingly, the Company reversed the valuation allowance related to its Cosm deferred tax assets of approximately $677,000. As of December 31, 2012, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary. This entity has historical losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable. The decrease in the valuation allowance for the year ended December 31, 2012 was $506,000.

As of December 31, 2012, the Company had federal, state, and foreign net operating loss carryforwards of approximately $0, $261,000 and $23,630,000, respectively, which expire at varying dates through 2017 for state income tax purposes. The Company’s foreign net operating loss carryforwards are not subject to expiration. The Company recognized a full valuation allowance against its Hungarian net operating loss carryfowards. The Company utilized approximately $11,753,000 of federal, $8,556,000 of state and added approximately $8,922,000 of foreign net operating loss carryforwards during the year ended December 31, 2012.

As of December 31, 2012, the Company had federal, state and foreign research and development credit carryforwards of approximately $0, $143,000 and $593,000, respectively, which are available to offset future state taxes and expire through 2031. The Company’s foreign research and development credits expire beginning in 2014. The Company has recognized a full valuation allowance against its foreign research and development credit carryforwards. The domestic research and development credits are available to offset future tax payments, however they are no longer recognized for book purposes as they have been utilized under the with-and-without method.

The Company generally considers all earnings generated outside of the U.S. to be indefinitely reinvested offshore. Therefore, the Company does not accrue U.S. tax for the repatriation of the foreign earnings it considers to be indefinitely reinvested outside the U.S. As of December 31, 2012, the Company has not provided for federal income tax on approximately $2,636,000 of accumulated undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. The Company had no amount recorded for any unrecognized tax benefits as December 31, 2009 or 2010. As of December 31, 2011 and 2012, the Company has provided a liability of $198,000 and $251,000 respectively for uncertain tax positions. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

The Company has provided liabilities for uncertain tax provisions as follows:

	Years Ended December 31,
	2011	2012
Beginning balance	$—	$198,000
Gross decreases — tax positions in prior period	—	—
Gross increases — tax positions in current period	198,000	53,000

Ending balance	$198,000	$251,000

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. During the years ended 2010, and 2011, the Company did not recognize any interest or penalties in its statements of operations and there are no accruals for interest or penalties at December 31, 2011. During 2012, the Company recognized approximately $2,000 in its statement of operations at December 31, 2012.

The Company has performed an analysis of its ownership changes as defined by Section 382 of the Internal Revenue Code and has determined that an ownership change as defined by Section 382 occurred in October 2004 and March 2010 resulting in approximately $219,000 and $12,800,000 of NOLs being subject to limitation. As of December 31, 2012, all NOL’s generated by the Company, including those subject to limitation, are available for utilization given the Company’s large annual limitation amount. Subsequent ownership changes as defined by Section 382 could potentially limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

9.	Common Stock and Equity

Authorized Shares — On June 9, 2009, the Company’s Board of Directors approved a Restated Certificate of Incorporation to be effective upon the closing of the Company’s IPO. This Restated Certificate of Incorporation, among other things, increased the Company’s authorized common shares to 75,000,000 and authorized 5,000,000 shares of undesignated preferred stock.

Common Stock Reserved — As of December 31, 2011 and 2012, the Company has reserved the following number of shares of common stock for the exercise of stock options and restricted stock units:

	Number of Shares as of
	December 31, 2011	December 31, 2012
Common stock options and restricted stock units	4,169,866	4,908,311

Total reserved	4,169,866	4,908,311

10.	Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Restricted stock units generally vest over a three-year period. Certain stock-based awards provide for accelerated vesting if there is a change in control. On May 24, 2012, the Company’s stockholders approved an amendment to the 2009 Plan that increased the shares available to grant under the plan by 1,400,000 shares, established a maximum option term, eliminated certain liberal share recycling provisions, set a ratio so that the aggregate number of shares available for issuance under the 2009 Plan will be reduced by one and sixty-two hundredths (1.62) shares for each share delivered in settlement of any award of Restricted Stock, Restricted Stock Units or other stock based awards and one share for each share delivered in settlement of an Option or a Stock Appreciation Right, and removed the provision that allows our board of directors to re-price underwater awards without stockholder approval. There were 1,184,804 shares available for grant under the 2009 Plan as of December 31, 2012.

The Company generally issues previously unissued shares of common stock for the exercise of stock options and restricted stock units. The Company received $4,834,883, $6,207,129 and $2,681,861 in cash from stock option exercises during the years ended December 31, 2010, 2011 and 2012, respectively.

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

The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Years Ended December 31,
	2010	2011	2012
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	1.03% - 2.46%	0.91% - 2.28%	0.64% - 0.87%
Expected term (in years)	5.56 - 6.25	5.56 - 6.25	5.56 - 6.25
Volatility	65% - 75%	60%	55% - 60%

The following table summarizes stock option activity:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2012	2,626,260	$22.34	7.4
Granted	775,816	34.31
Exercised	(262,366)	10.22		$5,429,363

Forfeited	(198,612)	10.22

Outstanding, December 31, 2012	2,941,098	$25.90	7.2	$14,173,945

Exercisable at December 31, 2012	1,361,728	$17.16	5.6	$13,090,809

Vested or expected to vest at December 31, 2012	2,811,971	$25.54	7.1	$14,121,204

The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2012 of $22.41 per share or at time of exercise, and the exercise price of the options.

The weighted average grant date fair value of stock options issued was $14.63, $22.42 and $18.57 per share for the years ended December 31, 2010, 2011 and 2012, respectively.

During the year ended December 31, 2012, the Company granted 795,599 restricted stock units containing time-based vesting conditions which generally lapse over a three year period. Upon vesting, the restricted stock units entitle the holder to receive one share of common stock for each restricted stock unit. As of December 31, 2012, the Company estimates that 589,824 shares of restricted stock units with an intrinsic value of approximately $18,367,110 and a weighted average remaining contractual term of 2.4 years will ultimately vest.

The following table summarizes restricted stock unit activity:

	Number of Shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2012	—	$—
Restricted stock units granted	795,599	31.21
Restricted stock units vested	—	—
Restricted stock units forfeited	(12,794)	35.70

Unvested as of December 31, 2012	782,805	$31.14

The Company recognized stock based compensation expense within the accompanying consolidated statements of income as summarized in the following table:

	Years Ended December 31,
	2010	2011	2012
Cost of revenue	$260,554	$316,109	$484,408
Research and development	638,383	1,476,638	2,825,579
Sales and marketing	1,552,584	2,700,178	4,962,355
General and administrative	2,540,194	4,431,698	6,519,811

	$4,991,715	$8,924,623	$14,792,153

As of December 31, 2012, there was approximately $40,207,275 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock option grants and unvested restricted stock units which are expected to be recognized over a weighted average period of 2.5 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

11.	401(k) Plan

On January 1, 2007, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan is available to all employees upon employment and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company may contribute to the plan at the discretion of the Board of Directors. The Company has not made any contributions to the plan through December 31, 2012.

12.	Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in Massachusetts, Hungary, The Netherlands, Australia, the United Kingdom, Ireland and India that expire in 2012 through 2023.

In April 2012, the Company entered into a lease for a new corporate headquarters located in Boston, Massachusetts. The landlord is obligated to rehabilitate the existing building and the Company expects that the lease term will begin in April 2013 and extend through June 2023. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $41.3 million. Pursuant to the terms of the lease, the landlord is responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements will be billed by the landlord to the Company as additional rent. The Company estimates these excess costs to be approximately $5.2 million, of which $4.1 million will be paid in 2013. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable standby letter of credit which is collateralized by a bank deposit in the amount of approximately $3.5 million or 105 percent of the security deposit. The security deposit is classified as restricted cash. The lease includes an option to extend the original term of the lease for two successive five year periods.

In October 2012, the Company entered into a lease for new office space in Dublin, Ireland. The term of the new office space began in October 2012 and extends through September 2022. The approximate annual lease payments for the new office space are $161,000 (EUR 122,000). The lease agreement required a security deposit of approximately $247,000 (EUR 187,000) and contains a termination option which allows the Company to terminate the lease pursuant to certain lease provisions.

Rent expense under all leases was approximately $2,300,000, $2,898,000, and $3,200,000 for the years ended December 31, 2010, 2011 and 2012, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $1,618,000, $1,924,000, and $3,153,000 for the years ended December 31, 2010, 2011 and 2012, respectively. Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows at December 31, 2012:

Years Ending December 31
2013	9,564,000
2014	5,818,000
2015	5,542,000
2016	5,529,000
2017	4,388,000
Thereafter	25,248,000

Total minimum lease payments	$56,089,000

Litigation — On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named the Company as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007) alleging that the Company infringed U.S. Patent No. 6,928,479, which allegedly is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted the Company’s motion for summary judgment of non-infringement. The court issued a written order regarding this decision on May 4, 2011. On May 13, 2011, 01 filed a notice of appeal appealing the court’s ruling granting summary judgment. On July 31, 2012, the U.S. Court of Appeals for the Federal Circuit vacated the lower court’s summary judgment of non-infringement ruling and remanded the case back to the U.S. District Court for the Eastern District of Virginia with revised claim construction. Pursuant to a Scheduling Order entered by the court on January 17, 2013, the trial in this matter is set to begin on March 18, 2013. The Company continues to believe that it has strong defenses to the claims made by 01 and intends to vigorously defend against them. However, an unfavorable outcome in this matter could prevent the Company from offering all or a portion of the Company’s services to customers due to an injunction or require the Company to pay damages or on-going license fees, which could have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company has not accrued for a loss contingency related to this matter because litigation is inherently unpredictable and, although a loss is reasonably possible, an unfavorable outcome is not considered by management to be probable at this time and the Company remains unable to reasonably estimate a possible loss or range of loss associated with this litigation.

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

On November 21, 2012, the Company filed suit against Pragmatus Telecom LLC, or Pragmatus, in the U.S. District Court for the District of Delaware (Civil Action No. 12-1507) seeking a declaratory judgment that the Company’s products do not infringe three patents allegedly owned by Pragmatus and further requesting a declaratory judgment that those three patents are invalid. The three patents in question are U.S. Patent Nos. 6,311,231, 6,668,286 and 7,159,043, which allegedly are owned by Pragmatus and generally relate to systems for communicating with customers over traditional telephone lines and the Internet. Pragmatus has previously alleged that these patents were infringed upon by certain of the Company’s customers through their use of the

Company’s products. On January 11, 2013, Pragmatus answered the Company’s complaint and asserted counterclaims against the Company alleging infringement. As of February 22, 2013, no trial calendar has been set in this matter. At this time, the Company is unable to reasonably estimate a possible loss or range of loss associated with this litigation.

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

Other Contingencies — In 2011, the Company was contacted by a representative from a state tax assessor’s office requesting remittance of uncollected sales taxes due for the period from 2005 to the present. While the Company does not believe it was responsible for collecting sales taxes in this state, after vigorously defending its position and exhausting all defenses against this claim, in September 2011, the Company agreed to make a settlement payment of $1.3 million with the state tax assessor’s office. The Company recorded the amount in general and administrative expense. The Company paid the settlement in December 2011.

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

The Company recognized $9,580,000, $0 and $0 of net revenue relating to these agreements for the years ended December 31, 2010, 2011 and 2012, respectively. The Company recorded expenses relating to referral fees of approximately $4,000, $0 and $0 relating to this agreement for the years ended December 31, 2010, 2011 and 2012.

14.	Subsequent Event

On February 14, 2013, the Company announced that its board of directors approved a $25 million share repurchase program. Any share repurchases made pursuant to the program will be made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. The timing and amount of any share repurchases will be determined by the Company’s management based on its evaluation of market conditions, the trading price of the stock, regulatory requirements and other factors. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

15.	Quarterly Information (Unaudited)

	For the Three Months Ended,
	March 31, 2011(1)	June 30, 2011	September 30, 2011(2)	December 31, 2011	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012(3)
	(in thousands, except for per share data)
Statement of Operations Data:
Revenue	$27,039	$29,098	$31,002	$32,322	$32,688	$33,797	$35,368	$36,985
Gross profit	24,503	26,652	28,404	29,328	29,271	30,372	31,681	33,010
Income (loss) from operations	(202)	4,005	1,972	3,723	1,172	2,256	1,549	1,034
Net income (loss)	(65)	2,682	1,128	2,017	76	576	718	2,196
Net income (loss) per share-basic	0.00	0.11	0.05	0.08	0.00	0.02	0.03	0.14
Net income (loss) per share-diluted	0.00	0.11	0.04	0.08	0.00	0.02	0.03	0.14

(1)	Comparability affected by a $1.3 million Gemini IP, LLC settlement and $2.9 million of patent litigation expense related to the Company’s defense against the patent infringement claim brought by 01 Communique.

(2)	Comparability affected by a $1.3 million state sales tax settlement.

(3)	Comparability affected by the reversal of the valuation allowance related to its Cosm deferred tax assets of approximately $677,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2012, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2012 based on the specified criteria.

The Company’s Independent Registered Public Accounting Firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2012.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

LogMeIn, Inc.

Woburn, Massachusetts

We have audited the internal control over financial reporting of LogMeIn, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 22, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 22, 2013

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2013 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2012.

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

Information required by this item is incorporated by reference from the information in our proxy statement for the 2013 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2012.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the information in our proxy statement for the 2013 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2012.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2013 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2012.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference from the information in our proxy statement for the 2013 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2012.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

See Index to the Consolidated Financial Statements on page 47 of this Annual Report on Form 10-K, which is incorporated into this item by reference.

(a) (2) Financial Statement Schedules

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.

(a) (3) Exhibits

See Exhibit Index on page 80 of this Annual Report on Form 10-K, which is incorporated into this item by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGMEIN, INC.

By:	/s/ Michael K. Simon
Michael K. Simon
President and Chief Executive Officer
(Principal Executive Officer)

Date: February 22, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL K. SIMON Michael K. Simon	President, Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2013

/s/ JAMES F. KELLIHER James F. Kelliher	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2013

/s/ STEVEN J. BENSON Steven J. Benson	Director	February 22, 2013

/s/ MICHAEL J. CHRISTENSON Michael J. Christenson	Director	February 22, 2013

/s/ EDWIN J. GILLIS Edwin J. Gillis	Director	February 22, 2013

/s/ GREGORY W. HUGHES Gregory W. Hughes	Director	February 22, 2013

/s/ IRFAN SALIM Irfan Salim	Director	February 22, 2013

/s/ HILARY SCHNEIDER Hilary Schneider	Director	February 22, 2013

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant
3.2(1)	Amended and Restated Bylaws of the Registrant
4.1(1)	Specimen Certificate evidencing shares of common stock
10.1(1)	2004 Equity Incentive Plan, as amended
10.2(1)	Form of Incentive Stock Option Agreement under the 2004 Equity Incentive Plan
10.3(1)	Form of Nonstatutory Stock Option Agreement under the 2004 Equity Incentive Plan
10.4(1)	2007 Stock Incentive Plan
10.5(1)	Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan
10.6(1)	Form of Nonstatutory Stock Option Agreement under the 2007 Stock Incentive Plan
10.7(1)	Form of Restricted Stock Agreement under the 2007 Stock Incentive Plan
10.8(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Steven Benson
10.9(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Edwin Gillis
10.10(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Irfan Salim
10.11(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Michael Simon
10.12(2)	Indemnification Agreement, dated as of August 10, 2010, between the Registrant and Michael Christenson
10.13(2)	Indemnification Agreement, dated as of January 19, 2011, between the Registrant and Greg Hughes
10.14(3)	Indemnification Agreement, dated as of March 9, 2011, between the Registrant and Hilary Schneider
10.15(2)	Form of Director Indemnification Agreement
10.16(1)	Second Amended and Restated Investor Rights Agreement, dated as of December 26, 2007, among the Registrant and the parties listed therein
10.17(1)	Lease, dated July 14, 2004, between Acquiport Unicorn, Inc. and the Registrant, as amended by the First Amendment to Lease, dated as of December 14, 2005, as further amended by the Second Amendment to Lease, dated October 19, 2007
10.18(4)	Third Amendment to Lease, July 1, 2010
10.19(5)	Lease, dated April 11, 2012, between Lincoln Summer Street Venture, LLC and the Registrant.
10.20(1)	Amended and Restated Letter Agreement, dated as of April 23, 2008, between the Registrant and Michael Simon
10.21(1)	Amended and Restated Letter Agreement, dated as of April 23, 2008, between the Registrant and James Kelliher
10.22(1)	Amended and Restated Letter Agreement, dated as of April 23, 2008, between the Registrant and Martin Anka
10.23(1)	Form of Management Incentive Stock Option Agreement under the 2009 Stock Incentive Plan
10.24(1)	Form of Management Nonstatutory Stock Option Agreement under the 2009 Stock Incentive Plan
10.25(1)	Form of Director Nonstatutory Stock Option Agreement under the 2009 Stock Incentive Plan
10.26(1)	Form of Employment Offer Letter
10.27(6)	Amended and Restated 2009 Stock Incentive Plan
10.28(7)	Form of Restricted Stock Unit Agreement under the 2009 Stock Incentive Plan
10.29*	Summary of 2013 Executive Compensation
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Shields & Company, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from LogMeIn, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (Reg 333-148620)

(2)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2010 (001-34391)

(3)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2011 (001-34391)

(4)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended July 29, 2010 (001-34391)

(5)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2012 (001-34391)

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated May 24, 2012 (001-34391)

(7)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2012 (001-34391)