Form 10-Q
period 2013-03-31
LogMeIn, Inc.
filed 2013-04-26
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-34391

LOGMEIN, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1515952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Summer Street, Suite 100 Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)

781-638-9050

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

500 Unicorn Park Drive

Woburn, Massachusetts, 01801

(former address of registrant)

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

As of April 19, 2013, there were 24,313,473 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

Part I. Financial Information

Item 1. Financial Statements

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

	December 31,	March 31,
	2012	2013

ASSETS
Current assets:
Cash and cash equivalents	$111,931,599	$104,746,913
Marketable securities	100,160,889	100,493,241
Accounts receivable (net of allowance for doubtful accounts of $180,000 and $201,000 as of December 31, 2012 and March 31, 2013, respectively)	13,231,017	11,929,466
Prepaid expenses and other current assets	3,619,864	6,472,858
Deferred income tax assets	3,214,311	3,214,416

Total current assets	232,157,680	226,856,894
Property and equipment, net	6,575,671	8,481,194
Restricted cash	3,806,603	3,797,435
Intangibles, net	6,368,024	6,253,124
Goodwill	18,883,449	18,711,947
Other assets	1,550,497	3,432,215
Deferred income tax assets	10,195,860	10,153,682

Total assets	$279,537,784	$277,686,491

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,773,102	$7,215,998
Accrued liabilities	16,656,801	22,431,373
Deferred revenue, current portion	65,874,832	70,762,464

Total current liabilities	90,304,735	100,409,835
Deferred revenue, net of current portion	3,774,049	3,299,537
Other long-term liabilities	821,736	632,700

Total liabilities	94,900,520	104,342,072

Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value - 5,000,000 shares authorized, 0 shares outstanding as of December 31, 2012 and March 31, 2013
Equity:
Common stock, $0.01 par value - 75,000,000 shares authorized as of
December 31, 2012 and March 31, 2013; 24,814,007 and 24,895,782 shares issued as of December 31, 2012 and March 31, 2013, respectively; 24,814,007 and 24,393,960 outstanding as of December 31, 2012 and March 31, 2013, respectively	248,140	249,096
Additional paid-in capital	178,546,385	183,572,458
Retained earnings	6,242,762	436,107
Accumulated other comprehensive loss	(400,023)	(1,933,684)
Treasury stock, at cost; 0 and 501,822 shares as of December 31, 2012 and March 31, 2013, respectively	—	(8,979,558)

Total equity	184,637,264	173,344,419

Total liabilities and equity	$279,537,784	$277,686,491

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended March 31,
	2012	2013

Revenue	$32,687,931	$37,436,557
Cost of revenue	3,417,318	4,408,681

Gross profit	29,270,613	33,027,876

Operating expenses
Research and development	6,219,971	7,391,024
Sales and marketing	16,845,823	20,567,867
General and administrative	4,905,264	11,520,327
Amortization of acquired intangibles	127,265	179,126

Total operating expenses	28,098,323	39,658,344

Income (loss) from operations	1,172,290	(6,630,468)
Interest income, net	215,490	165,088
Other (expense) income	(236,265)	652,120

Income (loss) before income taxes	1,151,515	(5,813,260)
(Provision for) benefit from income taxes	(1,075,275)	6,605

Net income (loss)	$76,240	$(5,806,655)

Net income (loss) per share:
Basic	$0.00	$(0.24)
Diluted	$0.00	$(0.24)
Weighted average shares outstanding:
Basic	24,573,810	24,704,343
Diluted	25,354,380	24,704,343

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended March 31,
	2012	2013

Net income (loss)	$76,240	$(5,806,655)

Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax	10,733	(19,506)
Net translation gains (losses)	1,035,713	(1,514,158)

Total other comprehensive income (loss)	1,046,446	(1,533,664)

Comprehensive income (loss)	$1,122,686	$(7,340,319)

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

	Three Months Ended March 31,
	2012	2013
Cash flows from operating activities
Net income (loss)	$76,240	$(5,806,655)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	1,382,737	1,703,553
Amortization of premium on investments	10,690	14,417
Provision for bad debts	22,500	28,328
Provision for deferred income taxes	1,007,730	55,947
Income tax benefit from the exercise of stock options	(1,001,000)	(25,000)
Stock-based compensation	2,984,436	5,164,671
Gain on disposal of equipment	(661)	(696)
Changes in assets and liabilities:
Accounts receivable	2,027,265	1,273,223
Prepaid expenses and other current assets	(409,260)	(2,852,994)
Other assets	(152,246)	(1,881,718)
Accounts payable	(1,747,316)	(1,128,659)
Accrued liabilities	526,557	5,346,426
Deferred revenue	2,450,898	4,413,119
Other long-term liabilities	685,095	(189,036)

Net cash provided by operating activities	7,863,665	6,114,926

Cash flows from investing activities
Purchases of marketable securities	(54,992,000)	(50,377,400)
Proceeds from sale or disposal of marketable securities	50,000,000	50,000,000
Purchases of property and equipment	(1,339,457)	(2,154,941)
Intangible asset additions	(108,208)	(541,258)
Cash paid for acquisition, net of cash acquired	(14,831,525)	—

Net cash used in investing activities	(21,271,190)	(3,073,599)

Cash flows from financing activities
Proceeds from issuance of common stock upon option exercises	474,849	73,779
Income tax benefit from the exercise of stock options	1,001,000	25,000
Common stock withheld to satisfy income tax withholdings for restricted stock unit vesting	—	(236,420)
Purchase of treasury stock	—	(8,979,558)

Net cash provided by (used in) financing activities	1,475,849	(9,117,199)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	701,283	(1,108,814)

Net decrease in cash and cash equivalents	(11,230,393)	(7,184,686)
Cash and cash equivalents, beginning of period	103,603,684	111,931,599

Cash and cash equivalents, end of period	$92,373,291	$104,746,913

Supplemental disclosure of cash flow information
Cash paid for interest	$169	$48
Cash paid for income taxes	$62,957	$4,060,477
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$728,404	$1,584,038
Fair value of contingent consideration in connection with acquisition included in accrued liabilities and other long term liabilities	$223,552	$168,932

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of the Business

LogMeIn, Inc. (the “Company”) provides essential cloud-based services for remote access, device management, collaboration, data management and customer care. The Company’s product line includes BoldChat ®, Cosm TM, Cubby TM, join.me ®, LogMeIn Free ®, LogMeIn Pro ®, LogMeIn ® Central TM, LogMeIn Rescue ®, LogMeIn ® Rescue+Mobile TM, LogMeIn Backup ®, LogMeIn Ignition TM, LogMeIn for iOS, LogMeIn Hamachi ®, and RemotelyAnywhere ®. The Company is headquartered in Boston, Massachusetts with wholly-owned subsidiaries in Hungary, The Netherlands, Australia, the United Kingdom, Brazil, Japan, India and Ireland.

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

Unaudited Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited and have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read along with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 22, 2013. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2012 and March 31, 2013, marketable securities consisted of U.S. government agency securities that have remaining maturities within two years and have an aggregate amortized cost of $100,082,602 and $100,445,585 and an aggregate fair value of $100,160,889 and $100,493,241, including $82,787 and $57,681 of unrealized gains and $4,500 and $10,025 of unrealized losses, respectively.

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

The Company’s multi-element arrangements typically include subscription and professional services, which may include development services. The Company evaluates each element within the arrangement to determine if they can be accounted for as separate units of accounting. If the delivered item or items have value to the customer on a standalone basis, either because they are sold separately by any vendor or the customer could resell the delivered item or items on a standalone basis, the Company has determined that the deliverables within these arrangements qualify for treatment as separate units of accounting. Accordingly, the Company recognizes revenue for each delivered item or items as a separate earnings process commencing when all of the significant performance obligations have been performed and when all of the revenue recognition criteria have been met. In cases where the Company has determined that the delivered items within its multi-element arrangements do not have value to the customer on a stand-alone basis, the arrangement is accounted for as a single unit of accounting and the total consideration is recognized ratably over the term of the related agreement, or the estimated customer life, commencing when all of the significant performance obligations have been delivered and when all of the revenue recognition criteria have been met.

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

As of December 31, 2012, no customers accounted for 10% or more of accounts receivable and no customers accounted for 10% or more of revenue for the three months ended March 31, 2012 or 2013. As of March 31, 2013, one customer accounted for 10% of accounts receivable.

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an annual impairment test of goodwill on the last day of its fiscal year and whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. Through March 31, 2013, no impairments have occurred.

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

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency losses of approximately $245,000 for the three months ended March 31, 2012 and foreign currency gains of approximately $653,000 for the three months ended March 31, 2013.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through December 31, 2012 and March 31, 2013, the Company has provided a liability for approximately $251,000 and $272,000 for uncertain tax positions, respectively. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

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

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended March 31,
	2012	2013
Revenue:
United States	$21,196,000	$24,788,000
United Kingdom	3,009,000	3,462,000
International - all other	8,483,000	9,186,000

Total revenue	$32,688,000	$37,436,000

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

The Company has entered into agreements with certain customers that contractually obligate the Company to indemnify the customer from certain claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. Through March 31, 2013, the Company has not experienced any losses related to these indemnification obligations.

During 2012, certain of the Company’s customers received letters from Pragmatus Telecom LLC, or Pragmatus, claiming that their use of certain LogMeIn services infringed upon three patents allegedly owned by Pragmatus. In response, the Company filed suit against Pragmatus in the U.S. District Court for the District of Delaware on November 21, 2012 seeking a declaratory judgment that the Company’s products did not infringe the three patents allegedly owned by Pragmatus and further requesting a declaratory judgment that those three patents be declared invalid. On March 29, 2013, the Company and Pragmatus entered into a License Agreement, which granted the Company a fully-paid license covering the patents at issue. In connection with the License Agreement, the Company agreed to pay Pragmatus a one-time licensing fee, a portion of which was reimbursed from a designated escrow arrangement associated with a recent acquisition. The Company recorded approximately $1.2 million of expense related to this matter in general and administrative expenses in March 2013. The reimbursement funds were received by the Company in March 2013 and the licensing fee was paid to Pragmatus in April 2013. For additional information regarding the Pragmatus matter please refer to Part II, Item 1 entitled “Legal Proceedings” and note 10 of the notes to consolidated financial statements.

Net Income (loss) Per Share — Basic net income (loss) per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding during the period and the weighted average number of potential common shares outstanding from the assumed exercise of stock options and the vesting of restricted stock units. For the three months ended March 31, 2013, the Company incurred a net loss and therefore, the effect of the Company’s outstanding common stock equivalents were not included in the calculation of diluted loss per share as they were anti-dilutive. Accordingly, basic and dilutive net loss per share for the period were identical.

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net income (loss) per share either because they had an anti-dilutive impact or because the Company had a net loss in the period:

	Three Months Ended March 31,
	2012	2013
Options to purchase common shares	1,412,513	2,886,381
Restricted stock units	—	862,387

Total options and restricted stock units	1,412,513	3,748,768

Basic and diluted net income per share was calculated as follows:

Three Months Ended March 31, 2012
Basic:
Net income	$76,240

Weighted average common shares outstanding, basic	24,573,810

Net income, basic	$0.00

Diluted:
Net income	$76,240

Weighted average common shares outstanding, basic	24,573,810
Add: Common stock equivalents	780,570

Weighted average common shares outstanding, diluted	25,354,380

Net income, diluted	$0.00

Three Months Ended March 31, 2013
Basic and diluted net loss per share:
Net loss	$(5,806,655)

Weighted average common shares outstanding	24,704,343

Basic and diluted net loss per share	$(0.24)

Recently Issued Accounting Pronouncements — In February 2013, the FASB issued ASU 2013-02 relating to comprehensive income (FASB ASC Topic 220), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component (the respective line items of net income). This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this ASU and the impact was not material to its disclosures for the quarter ended March 31, 2013.

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

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012
Cash equivalents - money market funds	$49,209,098	$49,209,098	$—	$—
Cash equivalents - bank deposits	5,037,169	—	5,037,169	—
Short-term marketable securities - U.S. government agency securities	100,160,889	90,138,019	10,022,870	—
Contingent consideration liability	161,494	—	—	161,494
Balance at March 31, 2013
Cash equivalents - money market funds	48,992,718	48,992,718	—	—
Cash equivalents - bank deposits	5,037,823	—	5,037,823	—
Short-term marketable securities - U.S. government agency securities	100,493,241	90,497,821	9,995,420	—
Contingent consideration liability	168,932	—	—	168,932

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

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2013
Balance beginning of period	$212,536	$161,494
Transfers into Level 3	—	—
Payments	—	—
Change in fair value (included within research and development expense)	11,016	7,438

Balance end of period	$223,552	$168,932

4. Acquisitions

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

The Company incurred approximately $0.1 million of acquisition-related costs which are included in general and administrative expense for the three months ended March 31, 2012.

5. Goodwill and Intangible Assets

The changes in the carry amounts of goodwill for three months ended March 31, 2013 are due to the impact of foreign currency translation adjustments related to intangible asset balances that are recorded in non-U.S. currencies.

Changes in goodwill for the three months ended March 31, 2013, are as follows:

Balance, December 31, 2012	$18,883,449
Foreign currency translation adjustments	(171,502)

Balance, March 31, 2013	$18,711,947

Intangible assets consist of the following:

		December 31, 2012			March 31, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademark	1-5 years	$665,844	$665,844	$—	$665,844	$665,844	$—
Customer base	5-7 years	3,789,117	1,447,297	2,341,820	3,789,117	1,560,680	2,228,437
Domain names	5 years	534,257	137,378	396,879	832,614	196,059	636,555
Software	4 years	298,977	298,977	—	298,977	298,977	—
Technology	3-6 years	2,463,402	1,580,896	882,506	2,463,402	1,644,505	818,897
Technology and know-how	3-6 years	3,256,803	1,576,600	1,680,203	3,176,432	1,802,395	1,374,037
Non-compete agreements	5 years	161,691	8,721	152,970	161,691	15,064	146,627
Internally developed software	3 years	1,281,589	367,943	913,646	1,520,622	472,051	1,048,571

		$12,451,680	$6,083,656	$6,368,024	$12,908,699	$6,655,575	$6,253,124

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

The Company capitalized $108,208 and $239,033 during the three months ended March 31, 2012 and 2013, respectively, of costs related to internally developed computer software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services. The Company paid $302,225 to acquire domain names in the three months ended March 31, 2013.

The Company is amortizing its intangible assets over the estimated lives noted above. Amortization expense for intangible assets was $508,633 and $611,546 for the three months ended March 31, 2012 and 2013, respectively. Amortization relating to software, technology and internally developed software is recorded within cost of revenues and the amortization of trade name and trademark, customer base, domain names, and non-compete agreements is recorded within operating expenses. Future estimated amortization expense for intangible assets is as follows at March 31, 2013:

Amortization Expense (Years Ending December 31)	Amount
2013 (Nine months ending December 31)	1,831,698
2014	1,897,052
2015	1,072,524
2016	674,834
2017	469,136
Thereafter	307,880

Total	$6,253,124

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2012	March 31, 2013
Marketing programs	$2,688,818	$3,343,085
Payroll and payroll related	7,970,443	7,938,113
Professional fees	1,711,926	5,326,412
Other accrued expenses	4,285,614	3,448,763
Accrued legal settlements	—	2,375,000

Total accrued expenses	$16,656,801	$22,431,373

7. Income Taxes

The Company recorded a provision for federal, state and foreign income taxes of approximately $1.1 million and a benefit of approximately $7,000 for the three months ended March 31, 2012 and 2013, respectively. The Company’s effective tax rate decreased for the three months ended March 31, 2013 as a result of the Company incurring an approximate $5.8 million loss before tax, which was partially offset by tax provisions recorded in certain foreign jurisdictions.

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

During 2012, the Company reassessed the need for a valuation allowance against its deferred tax assets relating to its Cosm subsidiary and concluded that it was more likely than not that it would be able to realize its deferred tax assets as a result of forecasted future earnings. Accordingly, the Company reversed the valuation allowance related to its Cosm deferred tax assets of approximately $677,000. As of December 31, 2012, and March 31, 2013, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary. This entity has historical losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. The Company has recorded a liability related to uncertain tax provisions of approximately $251,000 and $272,000 as of December 31, 2012 and March 31, 2013, respectively. The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company recognized approximately $2,000 of interest expense in its statements of income during the three months ended March 31, 2012. The Company did not recognize any interest or penalties in its statement of operations during the three months ended March 31, 2013, and there are no accruals for interest or penalties at either December 31, 2012 or March 31, 2013.

The Company has performed an analysis of its ownership changes as defined by Section 382 of the Internal Revenue Code and has determined that an ownership change as defined by Section 382 occurred in October 2004 and March 2010 resulting in approximately $219,000 and $12,800,000, respectively, of net operating losses, or NOLs, being subject to limitation. As of December 31, 2012 and March 31, 2013, the Company believes all NOLs generated by the Company, including those subject to limitation, are available for utilization given the Company’s large annual limitation amount. Subsequent ownership changes as defined by Section 382 could potentially limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income.

8. Common Stock and Equity

In February 2013, the Company’s board of directors approved a $25 million share repurchase program. Share repurchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. The timing and amount of any share repurchases are determined by the Company’s management based on its evaluation of market conditions, the trading price of the stock, regulatory requirements and other factors. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

For the three months ended March 31, 2013, the Company repurchased 501,822 shares of its common stock at an average price of $17.89 per share for a total cost of approximately $8,980,000. At March 31, 2013, approximately $16,020,000 remained available under the Company’s share repurchase program.

9. Stock Based Awards

The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Restricted stock units generally vest over a three-year period. Certain stock-based awards provide for accelerated vesting if there is a change in control. On May 24, 2012, the Company’s stockholders approved an amendment to the 2009 Plan that increased the shares available to grant under the plan by 1,400,000 shares, established a maximum option term, eliminated certain liberal share recycling provisions, set a ratio so that the aggregate number of shares available for issuance under the 2009 Plan will be reduced by one and sixty-two hundredths (1.62) shares for each share delivered in settlement of any award of Restricted Stock, Restricted Stock Units or other stock based awards and one share for each share delivered in settlement of an Option or a Stock Appreciation Right, and removed the provision that allows our board of directors to re-price underwater awards without stockholder approval. There were 983,574 shares available for grant under the 2009 Plan as of March 31, 2013.

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

The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2012	2013
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.87%	0.87% - 0.88%
Expected option life (years)	6.25	6.25
Expected volatility	60%	55%

The following table summarizes stock option activity, including performance-based options:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,941,098	$25.90	7.2	$14,173,945

Granted	60,325	16.94
Exercised	(49,685)	1.48		$848,047

Forfeited	(65,357)	34.67

Outstanding at March 31, 2013	2,886,381	$25.94	7.0	$9,691,088

Exercisable at December 31, 2012	1,361,728	$17.16	5.6	$13,090,809

Exercisable at March 31, 2013	1,687,460	$21.02	5.9	$9,520,234

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock on December 31, 2012 of $22.41 and $19.22 per share on March 28, 2013, or at time of exercise, and the exercise price of the options.

The weighted average grant date fair value of stock options issued or modified was $18.57 per share for the year ended December 31, 2012, and $8.84 for the three months ended March 31, 2013.

During the three months ended March 31, 2013, the Company granted 141,795 restricted stock units, respectively, containing time-based vesting conditions which generally lapse over a three year period. Upon vesting, the restricted stock units entitle the holder to receive one share of common stock for each restricted stock unit. As of March 31, 2013, the Company estimates that 648,584 shares of restricted stock units with an intrinsic value of approximately $18,441,779 and a weighted average remaining contractual term of 2.3 years will ultimately vest.

The following table summarizes restricted stock unit activity:

	Number of shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2013	782,805	$31.14
Restricted stock units granted	141,795	16.82
Restricted stock units vested	(45,897)	38.02
Restricted stock units forfeited	(16,316)	30.45

Unvested as of March 31, 2013	862,387	$28.43

The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table:

	Three Months Ended March 31,
	2012	2013
Cost of revenue	$107,181	$203,263
Research and development	581,715	1,016,806
Sales and marketing	949,945	2,080,920
General and Administrative	1,345,595	1,863,682

	$2,984,436	$5,164,671

As of March 31, 2013, there was approximately $36,926,523 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock awards which are expected to be recognized over a weighted average period of 2.3 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

10. Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in Massachusetts, Hungary, The Netherlands, Australia, the United Kingdom, Japan, Ireland and India that expire through 2023.

In April 2012, the Company entered into a lease for a new corporate headquarters located in Boston, Massachusetts. The landlord was obligated to rehabilitate the existing building and the lease term began in April 2013 and extends through July 2023. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $41.3 million. Pursuant to the terms of the lease, the landlord is responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements will be billed by the landlord to the Company as additional rent. The Company estimates these excess costs to be approximately $5.1 million, of which approximately $3.0 million was paid as of March 31, 2013. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable standby letter of credit which is collateralized by a bank deposit in the amount of approximately $3.5 million or 105 percent of the security deposit. The security deposit is classified as restricted cash. The lease includes an option to extend the original term of the lease for two successive five year periods.

In October 2012, the Company entered into a lease for new office space in Dublin, Ireland. The term of the new office space began in October 2012 and extends through October 2022. The approximate annual lease payments for the new office space are $160,000 (EUR 122,000). The lease agreement required a security deposit of approximately $245,000 (EUR 187,000) and contains a termination option which allows the Company to terminate the lease pursuant to certain lease provisions.

Rent expense under all leases was approximately $750,000 and $1,065,000 for the three months ended March 31, 2012 and 2013, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $754,000 and $1,075,000 for the three months ended March 31, 2012 and 2013, respectively.

Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows at March 31, 2013:

Years Ending December 31
2013 (Nine months ending December 31)	$9,065,000
2014	5,766,000
2015	5,492,000
2016	5,481,000
2017	4,375,000
Thereafter	25,226,000

Total minimum lease payments	$55,405,000

Litigation — On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named the Company as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007) alleging that the Company infringed U.S. Patent No. 6,928,479, which allegedly is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted the Company’s motion for summary judgment of non-infringement. The court issued a written order regarding this decision on May 4, 2011. On May 13, 2011, 01 filed a notice of appeal appealing the court’s ruling granting summary judgment. On July 31, 2012, the U.S. Court of Appeals for the Federal Circuit vacated the lower court’s summary judgment of non-infringement ruling and remanded the case back to the U.S. District Court for the Eastern District of Virginia with a revised claim construction. The trial commenced on March 18, 2013 in the Eastern District of Virginia and on March 26, 2013, a jury found that the Company’s products do not infringe the ‘479 Patent as previously asserted by 01. The court issued a written order regarding this decision on April 2, 2013. On April 23, 2013, the parties each filed a motion seeking judgment as a matter of law. 01 also continues to have the right to appeal the jury’s non-infringement verdict.

On November 21, 2012, the Company filed suit against Pragmatus Telecom LLC, or Pragmatus, in the U.S. District Court for the District of Delaware (Civil Action No. 12-1507) seeking a declaratory judgment that the Company’s products do not infringe three patents allegedly owned by Pragmatus and further requesting a declaratory judgment that those three patents are invalid. The three patents in question are U.S. Patent Nos. 6,311,231, 6,668,286 and 7,159,043, which allegedly are owned by Pragmatus and generally relate to systems for communicating with customers over traditional telephone lines and the Internet. Pragmatus has previously alleged that these patents were infringed upon by certain of the Company’s customers through their use of the Company’s products. On January 11, 2013, Pragmatus answered the Company’s complaint and asserted counterclaims against the Company alleging infringement. On March 29, 2013, the Company entered into a License Agreement with Pragmatus which granted the Company a fully-paid license that covers the patents at issue in this action and mutually released each party from all claims. The Company paid Pragmatus a one-time license fee in connection with the License Agreement in April 2013.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2012 included in our Annual Report on Form 10-K , filed with the Securities and Exchange Commission, or SEC, on February 22, 2013. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q . We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

LogMeIn provides essential cloud-based collaboration, IT management and customer service offerings aimed at addressing the evolving multi-device security, management and accessibility requirements of the new mobile workplace. We believe our cloud-based services, which are deployed and accessed from anywhere with an Internet connection, are used to connect more Internet-enabled devices worldwide than any other connectivity platform on the market. Our solutions are used by tens of millions of professionals to work from virtually anywhere on virtually any Internet-enabled device. Hundreds of thousands of small and medium businesses use our solutions to manage distributed work environments, embrace employee-owned technology in the workplace and facilitate collaboration across distributed teams. Thousands of service providers, including more than 50 of the world’s largest telecommunications providers, use our solutions to service and support businesses and individual professionals across mobile, social and online channels.

We offer seven free services and ten fee based, or premium, services. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, expiring free trials that we convert to paid subscriptions and direct marketing to new and existing customers.

We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers, customer service centers, OEMs, and consumers. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the three months ended March 31, 2012, we generated revenues of $32.7 million, compared to $37.4 million for the three months ended March 31, 2013, an increase of approximately 15%. In fiscal 2012, we generated revenues of $138.8 million.

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

Employees

We had 565 full-time employees at March 31, 2013 as compared to 575 at December 31, 2012 and 515 at March 31, 2012.

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

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, professional fees associated with outsourced development projects and depreciation associated with assets used in development. We have focused our research and development efforts on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Europe. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized approximately $0.1 million and $0.2 million for the three months ended March 31, 2012 and 2013, respectively, of costs related to internally developed computer software to be sold as a service, which was incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our services but will remain relatively constant as a percentage of revenue.

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

General and Administrative. General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, legal, finance and accounting personnel, professional fees, insurance and other corporate expenses. We expect general and administrative expenses to decrease significantly from current levels as a result of lower legal costs due to the current status of the 01 Communique litigation and the resolution of the Pragmatus litigation (see note 10 to the condensed consolidated financial statements). General and administrative expenses related to personnel, internal information systems, audit, accounting and insurance costs will increase as we continue to support the growth of our business.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•	Revenue recognition;

•	Income taxes;

•	Goodwill and acquired intangible assets;

•	Stock-based compensation; and

•	Loss contingencies.

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended March 31,
	2012	2013
Revenue	100%	100%
Cost of revenue	10	12

Gross profit	90	88

Operating expenses:
Research and development	19	20
Sales and marketing	52	55
General and administrative	15	31
Amortization of acquired intangibles	—	—

Total operating expenses	86	106

Income (loss) from operations	4	(18)
Interest and other (income) expense, net	—	2

Income (loss) before provision for income taxes	4	(16)
(Provision for) benefit from income taxes	(4)	—

Net income (loss)	—%	(16)%

Three Months Ended March 31, 2012 and 2013

Revenue. Revenue increased $4.7 million from $32.7 million for the three months ended March 31, 2012 to $37.4 million for the three months ended March 31, 2013. The majority of the increase was due to an increase in revenue from new customers, as our total number of subscribers increased from approximately 385,000 subscribers at March 31, 2012 to approximately 499,000 subscribers at March 31, 2013, and incremental add-on revenues from our existing customer base. The increase in revenue from new customers and incremental add-on revenue from our existing customer base was partially offset by a decrease in perpetual license revenue, primarily caused by the change in our business model related to our Ignition for iPhone and iPad product, from a perpetually based licensing model to a subscription based business model.

Cost of Revenue. Cost of revenue increased $1.0 million from $3.4 million for the three months ended March 31, 2012 to $4.4 million for the three months ended March 31, 2013. As a percentage of revenue, cost of revenue was 10% and 12% for the three months ended March 31, 2012 and 2013, respectively. The increase in absolute dollars was primarily a result of an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. The costs associated with managing our data centers and the hosting of our services increased by $0.7 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012. The increase was also due to a $0.2 million increase in personnel-related costs, including stock-based compensation, as we increased the number of customer support employees to support our overall growth.

Research and Development Expenses. Research and development expenses increased $1.2 million from $6.2 million for the three months ended March 31, 2012 to $7.4 million for the three months ended March 31, 2013. As a percentage of revenue, research and development expenses were 19% and 20% for the three months ended March 31, 2012 and 2013, respectively. The increase in absolute dollars was primarily due to a $1.1 million increase in personnel-related costs as we hired additional employees to improve the ease of use and functionality of our existing services and develop new service offerings, and retained employees from the acquisitions of Cosm in July 2011 and Bold in January 2012. Included in the increase in personnel-related costs is a $0.4 million increase in stock-based compensation. These were offset by a $0.1 million decrease in costs related to internally developed computer software to be sold as a service which was incurred during the application development stage and therefore capitalized rather than expensed.

Sales and Marketing Expenses. Sales and marketing expenses increased $3.7 million from $16.8 million for the three months ended March 31, 2012 to $20.6 million for the three months ended March 31, 2013. As a percentage of revenue, sales and marketing expenses were 52% and 55% for the three months ended March 31, 2012 and 2013, respectively. The increase in absolute dollars was primarily due to a $2.3 million increase in personnel-related and recruiting costs as we hired additional employees to support our growth in sales and expand our marketing efforts and a $1.0 million increase in marketing program costs. Included in the increase in personnel-related and recruiting costs is a $1.1 million increase in stock-based compensation. The increase was also due to a $0.2 million increase in professional fees and a $0.2 million increase in rent related costs.

General and Administrative Expenses. General and administrative expenses increased $6.6 million from $4.9 million for the three months ended March 31, 2012 to $11.5 million for the three months ended March 31, 2013. As a percentage of revenue, general and administrative expenses were 15% and 31% for the three months ended March 31, 2012 and 2013, respectively. The increase in absolute dollars was primarily due to a $4.6 million increase in legal fees associated with our defense against the patent infringement claims made by 01 Communique and a $1.2 million expense associated with the Pragmatus License Agreement. The increase was also due to a $1.0 million increase in personnel-related and recruiting costs as we increased the number of general and administrative employees to support our overall growth. Included in the increase in personnel-related and recruiting costs is a $0.5 million increase in stock-based compensation.

Amortization of Intangibles. Amortization of intangibles were $0.1 million and $0.2 million for the three months ended March 31, 2012 and 2013, respectively. The amortization of intangibles for the three months ended March 31, 2012 and 2013 related primarily to the value of intangible assets acquired as part of our January 2012 acquisition of Bold.

Interest and Other (Expense) Income, Net. Interest and other (expense) income, net was expense of approximately $20,000 and income of $0.8 million for the three months ended March 31, 2012 and 2013, respectively. The increase was primarily related to an increase in foreign currency gains primarily related to realized transaction gains on local currency payments and unrealized gains on the revaluation of local currency account balances.

Income Taxes. We recorded a provision for federal, state and foreign income taxes of approximately $1.1 million and a benefit from federal, state and foreign income taxes of approximately $7,000 for the three months ended March 31, 2012 and 2013, respectively. Our effective tax rate decreased year-over-year as a result of us incurring an approximate $5.8 million loss before tax which was partially offset by tax provisions recorded in certain foreign jurisdictions. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2012 and March 31, 2013, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary. This entity has historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

Net Income. We recognized net income of $0.1 million for the three months ended March 31, 2012 compared to a net loss of $5.8 million for the three months ended March 31, 2013.

For the three months ended March 31, 2013, revenue increased $4.7 million while cost of revenue increased $1.0 million, operating expenses increased $11.6 million, other income increased $0.8 million, and our tax provision decreased $1.1 million, resulting in approximately a $5.9 million decrease in net income.

The $4.7 million increase in revenue is primarily due to an increase in revenue from new customers and add-on revenues from our existing customer base, partially offset by a decrease in Ignition product revenue, mainly caused by the change in our business model related to our Ignition for iPhone and iPad app from a perpetually based licensing model to a subscription based business model.

The $1.0 million increase in cost of revenue is primarily due to a $0.7 million increase in costs to manage our data centers and the hosting of our services and, a $0.2 million increase in personnel-related costs.

The $11.6 million increase in operating expenses is primarily due to a $4.4 million increase in personnel-related costs, including a $2.1 million increase in stock-based compensation, a $4.6 million increase in legal fees, a $1.2 million expense associated with the Pragmatus License Agreement, a $1.1 million increase in marketing programs and a $0.3 million increase in rent expense.

The $1.1 million decrease in our tax provision is primarily due to a provision for federal, state, and foreign income taxes of $1.1 million for the three months ended March 31, 2012, compared to an approximate $7,000 benefit for the three months ended March 31, 2013.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2012	2013
	(in thousands)
Net cash provided by operations	$7,864	$6,115
Net cash used in investing activities	(21,271)	(3,074)
Net cash provided by (used in) financing activities	1,476	(9,117)
Effect of exchange rate changes	701	(1,109)

Net decrease in cash	$(11,230)	$(7,185)

At March 31, 2013, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $205.2 million.

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

Net cash inflows from operating activities during the three months ended March 31, 2013 were mainly attributable to non-cash operating expenses, including $5.2 million for stock compensation and $1.7 million for depreciation and amortization. The increase in net cash inflows from operating activities were also attributable to a $4.2 million increase in accounts payable and accrued expenses, a $4.4 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth and a $1.3 million decrease in accounts receivable. These were offset by a $2.9 million increase in prepaid expenses and other current assets, a $1.9 million increase in other assets and a $0.2 million decrease in other long-term liabilities. We expect that our future cash flows from operating activities will be impacted by the payment of legal fees associated with our defense against the patent infringement claims made by 01 Communique, costs associated with the relocation of our corporate headquarters to Boston, Massachusetts and by the contingent payments associated with the Cosm and Bold acquisitions. Additionally, if 01 Communique decides to appeal the non-infringement jury verdict issued on March 26, 2013, we may continue to incur significant legal costs, which could impact our future cash flows from operating activities.

Cash Flows From Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 was primarily related to the acquisition of Bold for $14.8 million, net of cash acquired and the purchase of $55.0 million of marketable securities offset by proceeds of $50.0 million from maturity of marketable securities. Net cash used in investing activities also related to the addition of $1.4 million in property and equipment mainly related to the expansion and upgrade of our data center capacity as well as the expansion and upgrade of our internal IT infrastructure. We also had $0.1 million in intangible asset additions related to internally developed software.

Net cash used in investing for the three months ended March 31, 2013 was primarily related to the addition of $2.2 million in property and equipment mainly related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure and the relocation of our corporate headquarters to Boston. Net cash used in investing activities also related to $0.5 million in intangible asset additions related to internally developed software and the purchase of domain names and trademarks as well as the purchase of $50.4 million of marketable securities offset by proceeds of $50.0 million from redemption and maturity of marketable securities.

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

Net cash used in financing activities for the three months ended March 31, 2013 was primarily related to $9.0 million for the purchase of treasury stock as well as $0.2 million for payroll taxes paid related to vesting of restricted stock units, offset by $0.1 million in proceeds received from the issuance of common stock upon exercise of stock options.

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

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$53,385,000	8,818,000	10,906,000	9,466,000	24,195,000
Hosting service agreements	2,020,000	1,736,000	284,000	—	—

Total	$54,405,000	$10,554,000	$11,190,000	$9,466,000	$24,195,000

The commitments under our operating leases shown above consist primarily of lease payments for our new corporate headquarters located in Boston, Massachusetts (see Note 10 to the Condensed Consolidated Financial Statements), our international sales and marketing offices located in The Netherlands, Australia, the United Kingdom, Ireland, India and Japan and our research and development offices in Hungary as well as our contractual obligations related to our data centers.

In April 2012, we entered into a lease for a new corporate headquarters located in Boston, Massachusetts. The landlord was obligated to rehabilitate the existing building and the lease term began in April 2013 and extends through July 2023. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $41.3 million. Pursuant to the terms of the lease, the landlord is responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements will be billed by the landlord to us as additional rent. We estimate these excess costs to be approximately $5.1 million, of which approximately $3.0 million was paid as of March 31, 2013. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable standby letter of credit which is collateralized by a bank deposit in the amount of approximately $3.5 million or 105 percent of the security deposit. The security deposit is classified as restricted cash. The lease includes an option to extend the original term of the lease for two successive five year periods.

In October 2012, we entered into a lease for new office space in Dublin, Ireland. The term of the new office space began in October 2012 and extends through October 2022. The approximate annual lease payments for the new office space are $160,000 (EUR 122,000). The lease agreement required a security deposit of approximately $245,000 (EUR 187,000) and contains a termination option which allows us to terminate the lease pursuant to certain lease provisions.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02 relating to comprehensive income (FASB ASC Topic 220), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component (the respective line items of net income). This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. We adopted this ASU and the impact was not material to our disclosures for the quarter ended March 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a result of the majority of our research and development expenditures being made from our Hungarian research and development facilities, and in our international sales and marketing offices in The Netherlands, the United Kingdom, Australia, Japan, Ireland, Brazil and India. In the three months ended March 31, 2013, approximately 12%, 6%, 3%, 2% and less than 1% of our operating expenses occurred in our operations in Hungary, the United Kingdom, Ireland, Australia, The Netherlands, Japan, India and Brazil, respectively. In the three months ended March 31, 2012, approximately 13%, 3%, 10%, 2% and 1% of our operating expenses occurred in our operations in Hungary, The Netherlands, the United Kingdom, Australia and Japan, respectively, and less than 1% each in Brazil and India, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named us as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007) alleging that we infringed U.S. Patent No. 6,928,479, or the ‘479 Patent, which is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted our motion for summary judgment of non-infringement. The court issued a written order regarding this decision on May 4, 2011. On May 13, 2011, 01 filed a notice of appeal appealing the court’s ruling granting summary judgment. On July 31, 2012, the U.S. Court of Appeals for the Federal Circuit vacated the lower court’s summary judgment of non-infringement ruling and remanded the case back to the U.S. District Court for the Eastern District of Virginia with revised claim construction. The trial commenced on March 18, 2013 in the Eastern District of Virginia and on March 26, 2013 a jury found that our products do not infringe the ‘479 Patent as previously asserted by 01. The court issued a written order regarding this decision on April 2, 2013. On April 23, 2013, the parties each filed a motion seeking judgment as a matter of law. 01 also continues to have the right to appeal the jury’s non-infringement verdict.

On November 21, 2012, we filed suit against Pragmatus Telecom LLC, or Pragmatus, in the U.S. District Court for the District of Delaware (Civil Action No. 12-1507) seeking a declaratory judgment that our products do not infringe three patents allegedly owned by Pragmatus and further requesting a declaratory judgment that those three patents are invalid. The three patents in question were U.S. Patent Nos. 6,311,231, 6,668,286 and 7,159,043, which allegedly are owned by Pragmatus and generally relate to systems for communicating with customers over traditional telephone lines and the Internet. Pragmatus had previously alleged that these patents were infringed upon by certain of our customers through their use of our services. On January 11, 2013, Pragmatus answered our complaint and asserted counterclaims against us alleging infringement. On March 29, 2013, we entered into a License Agreement with Pragmatus which granted us a fully-paid license that covers the patents at issue in this action and mutually released each party from all claims. We paid Pragmatus a one-time licensing fee in connection with the License Agreement in April 2013.

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

We experienced net losses of $5.4 million for 2008. During the third quarter of 2008, we achieved profitability and reported net income for the first time. For the last three fiscal years, we reported net income of $21.1 million for 2010, $5.8 million for 2011 and $3.6 million for 2012. For the three months ended March 31, 2013, we reported a net loss of $5.8 million primarily due to legal fees incurred in connection with our defense against the patent infringement claims made by 01 Communique and the Pragmatus License Agreement. We expect to continue making significant future expenditures to develop and expand our business. We cannot predict if we will attain profitability again in the near future or at all. Our growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this report and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to maintain profitability, and we may incur significant losses for the foreseeable future.

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

For additional information please refer to Part II, Item 1 entitled “Legal Proceedings” and note 10 of the notes to consolidated financial statements.

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

A reversal of the non-infringement verdict rendered in our patent infringement dispute with 01 Communique Laboratory, Inc. could have an adverse impact on our business, financial condition and operating results.

We have been defending against a patent infringement claim brought against us by 01 Communique Laboratory, Inc., or 01, in the Eastern District of Virginia since September 2010. Although a jury in the Eastern District of Virginia recently found that our products do not infringe U.S. Patent No 6,928,479, as previously asserted by 01, on April 23, 2013 01 filed a motion seeking judgment as a matter of law and they continue to have the right to appeal the jury’s non-infringement verdict. At this time, we do not believe that a loss is probable and we remain unable to reasonably estimate our potential liability, if any, in connection with this matter. However, any adverse outcome in this matter, which could include any of the following, would have a material adverse effect on our business, financial condition and results of operations:

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

The integration of an acquired company requires, among other things, coordination of administrative, sales and marketing, accounting and finance functions and expansion of information and management systems. Integration may prove to be difficult initially due to the necessity of coordinating geographically separate organizations and integrating personnel with disparate business backgrounds and corporate cultures. We may not be able to retain key employees of an acquired company. Additionally, the process of integrating a new product or service may require a disproportionate amount of time and attention of our management and financial and other resources. Any difficulties or problems encountered in the integration of a new product or service could have a material adverse effect on our business.

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

For the last three fiscal years, our revenue has grown from $101.1 million in 2010 to $119.5 million in 2011 and to $138.8 million in 2012. For the three months ended March 31, 2013, we reported revenue of $37.4 million. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.

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

Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until April 23, 2013, our common stock has traded as high as $49.50 and as low as $15.15. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended March 31, 2013.

(b) Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the three months ended March 31, 2013.

(c) Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)

January 1, 2013 - January 31, 2013	—	$—	—	$—

February 1, 2013 - February 28, 2013	201,516	17.32	201,516	21,509,674

March 1, 2013 - March 31, 2013	300,306	18.28	300,306	16,020,442

Total	501,822	$17.89	501,822

(1)	On February 12, 2013, our board of directors approved a $25.0 million share repurchase program. As of March 31, 2013, we have purchased an aggregate of 501,822 shares pursuant to the share repurchase program.

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

LOGMEIN, INC.

Date: April 26, 2013	By:	/s/ Michael K. Simon

Michael K Simon
President and Chief Executive Officer (Principal Executive Officer)

Date: April 26, 2013	By:	/s/ James F. Kelliher

James F. Kelliher
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.