Form 10-Q
period 2013-06-30
LogMeIn, Inc.
filed 2013-07-26
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 22, 2013, there were 24,267,108 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

Part I. Financial Information

Item 1. Financial Statements

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2012	June 30, 2013

ASSETS
Current assets:
Cash and cash equivalents	$111,931,599	$101,077,607
Marketable securities	100,160,889	100,357,728
Accounts receivable (net of allowance for doubtful accounts of $180,000 and $207,000 as of December 31, 2012 and June 30, 2013, respectively)	13,231,017	9,588,721
Prepaid expenses and other current assets	3,619,864	7,008,252
Deferred income tax assets	3,214,311	3,222,402

Total current assets	232,157,680	221,254,710
Property and equipment, net	6,575,671	11,453,318
Restricted cash	3,806,603	3,798,044
Intangibles, net	6,368,024	5,995,513
Goodwill	18,883,449	18,711,947
Other assets	1,550,497	3,345,109
Deferred income tax assets	10,195,860	9,960,937

Total assets	$279,537,784	$274,519,578

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,773,102	$6,117,994
Accrued liabilities	16,656,801	18,820,815
Deferred revenue, current portion	65,874,832	74,605,632

Total current liabilities	90,304,735	99,544,441
Deferred revenue, net of current portion	3,774,049	3,095,241
Other long-term liabilities	821,736	647,858

Total liabilities	94,900,520	103,287,540

Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value - 5,000,000 shares authorized, 0 shares outstanding as of December 31, 2012 and June 30, 2013	—	—
Equity:
Common stock, $0.01 par value - 75,000,000 shares authorized as of December 31, 2012 and June 30, 2013; 24,814,007 and 24,982,722 shares issued as of December 31, 2012 and June 30, 2013, respectively; 24,814,007 and 24,222,237 outstanding as of December 31, 2012 and June 30, 2013, respectively	248,140	250,241
Additional paid-in capital	178,546,385	188,177,527
Retained earnings (accumulated deficit)	6,242,762	(923,834)
Accumulated other comprehensive loss	(400,023)	(1,664,914)
Treasury stock, at cost - 0 and 760,485 shares as of December 31, 2012 and June 30, 2013, respectively	—	(14,606,982)

Total equity	184,637,264	171,232,038

Total liabilities and equity	$279,537,784	$274,519,578

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Revenue	$33,796,581	$40,669,695	$66,484,512	$78,106,252
Cost of revenue	3,424,728	4,775,820	6,842,046	9,184,501

Gross profit	30,371,853	35,893,875	59,642,466	68,921,751

Operating expenses
Research and development	6,696,432	6,917,933	12,916,403	14,308,957
Sales and marketing	16,474,132	22,566,866	33,319,955	43,134,733
General and administrative	4,799,987	6,351,845	9,705,251	17,872,172
Amortization of acquired intangibles	145,680	180,254	272,945	359,380

Total operating expenses	28,116,231	36,016,898	56,214,554	75,675,242

Income (loss) from operations	2,255,622	(123,023)	3,427,912	(6,753,491)
Interest income, net	217,977	155,254	433,467	320,342
Other (expense) income	(269,325)	(198,199)	(505,590)	453,921

Income (loss) before income taxes	2,204,274	(165,968)	3,355,789	(5,979,228)
Provision for income taxes	(1,628,597)	(1,193,973)	(2,703,872)	(1,187,368)

Net income (loss)	$575,677	$(1,359,941)	$651,917	$(7,166,596)

Net income (loss) per share:
Basic	$0.02	$(0.06)	$0.03	$(0.29)
Diluted	$0.02	$(0.06)	$0.03	$(0.29)
Weighted average shares outstanding:
Basic	24,677,893	24,262,417	24,625,851	24,485,429
Diluted	25,367,227	24,262,417	25,360,950	24,485,429

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013

Net income (loss)	$575,677	$(1,359,941)	$651,917	$(7,166,596)

Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax	(4,295)	(49,029)	6,438	(68,535)
Net translation gains (losses)	(905,512)	317,802	130,201	(1,196,356)

Total other comprehensive income (loss)	(909,807)	268,773	136,639	(1,264,891)

Comprehensive income (loss)	$(334,130)	$(1,091,168)	$788,556	$(8,431,487)

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

	Six Months Ended June 30,
	2012	2013
Cash flows from operating activities
Net income (loss)	$651,917	$(7,166,596)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	2,848,825	3,596,005
Amortization of premium on investments	22,370	76,689
Provision for bad debts	55,000	40,929
Provision for deferred income taxes	173	198,398
Stock-based compensation	6,073,007	10,281,755
Gain on disposal of equipment	(661)	(700)
Changes in assets and liabilities:
Accounts receivable	441,348	3,601,368
Prepaid expenses and other current assets	(513,585)	(3,388,388)
Other assets	11,355	(1,794,613)
Accounts payable	(871,267)	(2,408,753)
Accrued liabilities	2,235,628	1,997,040
Deferred revenue	4,138,268	8,051,992
Other long-term liabilities	1,053,721	(173,879)

Net cash provided by operating activities	16,146,099	12,911,247

Cash flows from investing activities
Purchases of marketable securities	(74,987,000)	(60,381,150)
Proceeds from sale or disposal of marketable securities	70,000,000	60,000,000
Purchases of property and equipment	(2,284,816)	(6,456,043)
Intangible asset additions	(566,442)	(914,633)
Cash paid for acquisition, net of cash acquired	(14,831,525)	—
(Increase) decrease in restricted cash and deposits	(3,557,760)	125,000

Net cash used in investing activities	(26,227,543)	(7,626,826)

Cash flows from financing activities
Proceeds from issuance of common stock upon option exercises	2,012,777	266,976
Income tax benefit from the exercise of stock options	2,552,000	2,000
Common stock withheld to satisfy income tax withholdings for restricted stock unit vesting	—	(917,488)
Purchase of treasury stock	—	(14,606,982)

Net cash provided by (used in) financing activities	4,564,777	(15,255,494)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	356,524	(882,919)

Net decrease in cash and cash equivalents	(5,160,143)	(10,853,992)
Cash and cash equivalents, beginning of period	103,603,684	111,931,599

Cash and cash equivalents, end of period	$98,443,541	$101,077,607

Supplemental disclosure of cash flow information
Cash paid for interest	$215	$73
Cash paid for income taxes	$380,787	$6,286,667
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$871,749	$1,514,742
Fair value of contingent consideration in connection with acquisition included in accrued liabilities and other long term liabilities	$234,568	$176,454

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of the Business

LogMeIn, Inc. (the “Company”) provides essential cloud-based collaboration, IT management and customer service offerings aimed at addressing the evolving multi-device security, management and accessibility requirements of the new mobile workplace. The Company’s product line includes BoldChat®, Cubby™, join.me®, LogMeIn Free®, LogMeIn Pro®, LogMeIn® Central™, LogMeIn Rescue®, LogMeIn® Rescue+Mobile™, LogMeIn Backup®, LogMeIn Ignition™, LogMeIn for iOS, LogMeIn Hamachi®, Xively™, AppGuru™, and RemotelyAnywhere® The Company is headquartered in Boston, Massachusetts with wholly-owned subsidiaries in Hungary, The Netherlands, Australia, the United Kingdom, Brazil, Japan, India and Ireland.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2012 and June 30, 2013, marketable securities consisted of U.S. government agency securities that have remaining maturities within two years and have an aggregate amortized cost of $100,082,602 and $100,387,064 and an aggregate fair value of $100,160,889 and $100,357,728, including $82,787 and $29,692 of unrealized gains and $4,500 and $59,028 of unrealized losses, respectively.

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

The Company’s multi-element arrangements typically include subscription and professional services, which may include development services. The Company evaluates each element within the arrangement to determine if they can be accounted for as separate units of accounting. If the delivered item or items have value to the customer on a standalone basis, either because they are sold separately by any vendor or the customer could resell the delivered item or items on a standalone basis, the Company has determined that the deliverables within these arrangements qualify for treatment as separate units of accounting. Accordingly, the Company recognizes revenue for each delivered item or items as a separate earnings process commencing when all of the significant performance obligations have been performed and when all of the revenue recognition criteria have been met. In cases where the Company has determined that the delivered items within its multi-element arrangements do not have value to the customer on a stand-alone basis, the arrangement is accounted for as a single unit of accounting and the total consideration is recognized ratably over the estimated customer life, commencing when all of the significant performance obligations have been delivered and when all of the revenue recognition criteria have been met.

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

As of December 31, 2012, no customers accounted for 10% or more of accounts receivable and no customers accounted for 10% or more of revenue for the three and six months ended June 30, 2012 or 2013. As of June 30, 2013, one customer accounted for 10% of accounts receivable.

Research and Development — Research and development expenditures are expensed as incurred.

In June 2013, the Company received approval of a grant from the Hungarian government which reimburses it for a portion of its Hungarian research and development related costs for a two and a half year period, beginning in April 2013. These reimbursements are recorded as a reduction of research and development expenses and total approximately $35,000 for the three month ended June 30, 2013.

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an annual impairment test of goodwill on the last day of its fiscal year and whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. Through June 30, 2013, no impairments have occurred.

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

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency losses of approximately $269,000 and $506,000 for the three and six months ended June 30, 2012, respectively, and foreign currency losses of approximately $199,000 for the three months ended June 30, 2013 and foreign currency gains of approximately $454,000 for the six months ended June 30, 2013.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through December 31, 2012 and June 30, 2013, the Company has provided a liability for approximately $251,000 and $272,000 for uncertain tax positions, respectively. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

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

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenues:
United States	$21,887,000	$26,695,000	$43,084,000	$51,483,000
United Kingdom	3,087,000	3,643,000	6,095,000	7,105,000
International - all other	8,823,000	10,332,000	17,306,000	19,518,000

Total revenue	$33,797,000	$40,670,000	$66,485,000	$78,106,000

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

The Company has entered into agreements with certain customers that contractually obligate the Company to indemnify the customer from certain claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. Through June 30, 2013, the Company has not experienced any losses related to these indemnification obligations.

During 2012, certain of the Company’s customers received letters from Pragmatus Telecom LLC, or Pragmatus, claiming that their use of certain LogMeIn services infringed upon three patents allegedly owned by Pragmatus. In response, the Company filed suit against Pragmatus in the U.S. District Court for the District of Delaware on November 21, 2012 seeking a declaratory judgment that the Company’s products did not infringe the three patents allegedly owned by Pragmatus and further requesting a declaratory judgment that those three patents be declared invalid. On March 29, 2013, the Company and Pragmatus entered into a License Agreement, which granted the Company a fully-paid license covering the patents at issue. In connection with the License Agreement, the Company agreed to pay Pragmatus a one-time licensing fee, a portion of which was reimbursed from a designated escrow arrangement associated with a prior acquisition. The Company recorded approximately $1.2 million of expense related to this matter in general and administrative expenses in March 2013. The reimbursement funds were received by the Company in March 2013 and the licensing fee was paid to Pragmatus in April 2013. As a result, the Company’s declaratory judgment action against Pragmatus was dismissed by the court on May 3, 2013. For additional information regarding the Pragmatus matter please refer to Part II, Item 1 entitled “Legal Proceedings” and note 10 of the notes to consolidated financial statements.

Net Income (loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding during the period and the weighted average number of potential common shares outstanding from the assumed exercise of stock options and the vesting of restricted stock units. For the three and six months ended June 30, 2013, the Company incurred a net loss and therefore, the effect of the Company’s outstanding common stock equivalents were not included in the calculation of diluted loss per share as they were anti-dilutive. Accordingly, basic and dilutive net loss per share for each period were identical.

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net income (loss) per share either because they had an anti-dilutive impact or because the Company had a net loss in the period:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Options to purchase common shares	1,587,310	2,946,607	1,586,910	2,946,607
Restricted stock units	141,837	1,134,804	940	1,134,804

Total options and restricted stock units	1,729,147	4,081,411	1,587,850	4,081,411

Basic and diluted net income per share was calculated as follows:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Basic:
Net income	$575,677	$651,917

Weighted average common shares outstanding, basic	24,677,893	24,625,851

Net income, basic	$0.02	$0.03

Diluted:
Net income	$575,677	$651,917

Weighted average common shares outstanding	24,677,893	24,625,851
Add: Options to purchase common shares	689,334	735,099

Weighted average common shares outstanding, diluted	25,367,227	25,360,950

Net income, diluted	$0.02	$0.03

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Basic and diluted net loss per share:
Net loss	$(1,359,941)	$(7,166,596)

Weighted average common shares outstanding	24,262,417	24,485,429

Basic and diluted net loss per share	$(0.06)	$(0.29)

Recently Issued Accounting Pronouncements — In February 2013, the FASB issued ASU 2013-02 relating to comprehensive income (FASB ASC Topic 220), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component (the respective line items of net income). This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. The Company adopted this ASU and the impact was not material to its disclosures.

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

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012
Cash equivalents - money market funds	$49,209,098	$49,209,098	$—	$—
Cash equivalents - bank deposits	5,037,169	—	5,037,169	—
Short-term marketable securities - U.S. government agency securities	100,160,889	90,138,019	10,022,870	—
Contingent consideration liability	161,494	—	—	161,494
Balance at June 30, 2013
Cash equivalents - money market funds	48,995,405	48,995,405	—	—
Cash equivalents - bank deposits	5,038,325	—	5,038,325	—
Short-term marketable securities - U.S. government agency securities	100,357,728	95,358,878	4,998,850	—
Contingent consideration liability	176,454	—	—	176,454

The Level 3 liability consists of contingent consideration related to the July 19, 2011 acquisition of Xively, formally known as Cosm. The fair value of the contingent consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 13% discount rate and an assumption that the earn-out will be achieved. The current portion of contingent consideration is included in Accrued liabilities and the non-current portion is included in Other long-term liabilities. A reconciliation of the beginning and ending Level 3 liability is as follows:

	Six Months Ended June 30, 2012	Six Months Ended June 30, 2013
Balance beginning of period	$212,536	$161,494
Change in fair value (included within research and development expense)	22,032	14,960

Balance end of period	$234,568	$176,454

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

The asset purchase agreement included a contingent, retention-based bonus program provision requiring the Company to make additional payments to employees, including former Bold owners now employed by the Company, on the first and second anniversaries of the acquisition, contingent upon their continued employment. The range of the contingent, retention-based bonus payments that the Company could pay is between $0 to $1,500,000. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met. As of July 15, 2013, the Company has paid $594,000 in contingent, retention-based bonus payments and expects to pay $888,000 in January 2014.

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

The Company incurred approximately $0.1 million of acquisition-related costs which are included in general and administrative expense for the three and six months ended June 30, 2012.

5. Goodwill and Intangible Assets

The changes in the carry amounts of goodwill for six months ended June 30, 2013 are due to the impact of foreign currency translation adjustments related to intangible asset balances that are recorded in non-U.S. currencies.

Changes in goodwill for the six months ended June 30, 2013, are as follows:

Balance, December 31, 2012	$18,883,449
Foreign currency translation adjustments	(171,502)

Balance, June 30, 2013	$18,711,947

Intangible assets consist of the following:

		December 31, 2012			June 30, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademark	1-5 years	$665,844	$665,844	$—	$665,844	$665,844	$—
Customer base	5-7 years	3,789,117	1,447,297	2,341,820	3,789,117	1,674,063	2,115,054
Domain names	5 years	534,257	137,378	396,879	891,076	257,020	634,056
Software	4 years	298,977	298,977	—	298,977	298,977	—
Technology	4-6 years	2,463,402	1,580,896	882,506	2,463,402	1,708,114	755,288
Technology and know-how	3 years	3,256,803	1,576,600	1,680,203	3,176,431	2,067,097	1,109,334
Non-compete agreements	5 years	161,691	8,721	152,970	161,691	21,407	140,284
Internally developed software	3 years	1,281,589	367,943	913,646	1,837,747	596,250	1,241,497

		$12,451,680	$6,083,656	$6,368,024	$13,284,285	$7,288,772	$5,995,513

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

The Company capitalized $186,676 and $317,125 during the three months ended June 30, 2012 and 2013, respectively, and $294,884 and $556,158 during the six months ended June 30, 2012 and 2013, respectively of costs related to internally developed computer software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services. The Company paid $56,250 and $358,475 to acquire domain names in the three and six months ended June 30, 2013.

The Company is amortizing its intangible assets over the estimated lives noted above. Amortization expense for intangible assets was $516,787 and $632,765 for the three months ended June 30, 2012 and 2013, respectively, and $1,025,420 and $1,244,310 for the six months ended June 30, 2012 and 2013, respectively. Amortization relating to software, technology and internally developed software is recorded within cost of revenues and the amortization of trade name and trademark, customer base, domain names, and non-compete agreements is recorded within operating expenses. Future estimated amortization expense for intangible assets is as follows at June 30, 2013:

Amortization Expense (Years Ending December 31)	Amount
2013 (Six months ending December 31)	1,263,479
2014	2,014,454
2015	1,189,926
2016	735,490
2017	480,534
Thereafter	311,630

Total	$5,995,513

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2012	June 30, 2013
Marketing programs	$2,688,818	$4,129,788
Payroll and payroll related	7,970,443	9,365,205
Professional fees	1,711,926	1,200,143
Other accrued expenses	4,285,614	4,125,679

Total accrued expenses	$16,656,801	$18,820,815

7. Income Taxes

The Company recorded a provision for federal, state and foreign income taxes of approximately $1.6 million and $1.2 million for the three months ended June 30, 2012 and 2013, respectively, and $2.7 million and $1.2 million for the six months ended June 30, 2012 and 2013, respectively. The tax provision recorded in the three and six months ended June 30, 2013 is due to generating taxable income primarily in the United States offset by losses in certain foreign jurisdictions where there is no corresponding benefit.

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

During 2012, the Company reassessed the need for a valuation allowance against its deferred tax assets relating to its Xively subsidiary and concluded that it was more likely than not that it would be able to realize its deferred tax assets as a result of forecasted future earnings. Accordingly, the Company reversed the valuation allowance related to its Xively deferred tax assets of approximately $677,000 in 2012. As of December 31, 2012, and June 30, 2013, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary. This entity has historical losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. The Company has recorded a liability related to uncertain tax provisions of approximately $251,000 and $272,000 as of December 31, 2012 and June 30, 2013, respectively. The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company recognized approximately $2,000 of interest expense in its statements of income during the three and six months ended June 30, 2012, respectively. The Company did not recognize any interest or penalties in its statement of operations during the three or six months ended June 30, 2013, and there are no accruals for interest or penalties at either December 31, 2012 or June 30, 2013.

The Company has performed an analysis of its ownership changes as defined by Section 382 of the Internal Revenue Code and has determined that an ownership change as defined by Section 382 occurred in October 2004 and March 2010 resulting in approximately $219,000 and $12,800,000, respectively, of net operating losses, or NOLs, being subject to limitation. As of December 31, 2012 and June 30, 2013, the Company believes all NOLs generated by the Company, including those subject to limitation, are available for utilization given the Company’s large annual limitation amount. Subsequent ownership changes as defined by Section 382 could potentially limit the amount of net operating loss carry-forwards that can be utilized annually to offset future taxable income.

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

For the three and six months ended June 30, 2013, the Company repurchased 258,663 and 760,485 shares of its common stock at an average price of $21.76 and $19.21 per share at a cost of approximately $5,627,000 and $14,607,000, respectively. At June 30, 2013, approximately $10,393,000 remained available under the Company’s share repurchase program.

9. Stock Based Awards

The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Restricted stock units generally vest over a three-year period. Certain stock-based awards provide for accelerated vesting if there is a change in control. On May 23, 2013, the Company’s stockholders approved an amendment to the 2009 Plan that increased the shares available to grant under the plan by 1,400,000 shares. There were 1,703,426 shares available for grant under the 2009 Plan as of June 30, 2013.

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

The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	0.77%	0.89%	0.77% - 0.87%	0.87% - 0.89%
Expected term (in years)	5.56 - 6.25	6.25	5.56 - 6.25	6.25
Volatility	55%	55%	55% - 60%	55%

The following table summarizes stock option activity, including performance-based options:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,941,098	$25.90	7.2	$14,173,945

Granted	180,375	21.97
Exercised	(61,371)	4.32		$945,134

Forfeited	(113,495)	33.69

Outstanding at June 30, 2013	2,946,607	$25.84	6.9	$15,785,517

Exercisable at December 31, 2012	1,361,728	$17.16	5.6	$13,090,809

Exercisable at June 30, 2013	1,708,298	$21.31	5.9	$14,338,894

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock on December 31, 2012 of $22.41 and $24.46 per share on June 30, 2013, or at time of exercise, and the exercise price of the options.

The weighted average grant date fair value of stock options issued was $18.57 per share for the year ended December 31, 2012, and $11.46 for the six months ended June 30, 2013.

During the three and six months ended June 30, 2013, the Company granted 377,575 and 519,370 restricted stock units, respectively, containing time-based vesting conditions which generally lapse over a three year period. Upon vesting, the restricted stock units entitle the holder to receive one share of common stock for each restricted stock unit. As of June 30, 2013, the Company estimates that 888,236 shares of restricted stock units with an intrinsic value of approximately $23,902,429 and a weighted average remaining contractual term of 2.3 years will ultimately vest.

The following table summarizes restricted stock unit activity:

	Number of shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2013	782,805	$31.14
Restricted stock units granted	519,370	22.41
Restricted stock units vested	(148,766)	33.12
Restricted stock units forfeited	(18,605)	29.46

Unvested as of June 30, 2013	1,134,804	$26.91

The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Cost of revenue	$107,789	$180,702	$214,970	$383,965
Research and development	574,452	1,044,848	1,156,167	2,061,654
Sales and marketing	900,724	2,145,877	1,850,669	4,226,797
General and administrative	1,505,606	1,745,657	2,851,201	3,609,339

	$3,088,571	$5,117,084	$6,073,007	$10,281,755

As of June 30, 2013, there was approximately $41,479,000 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock awards which are expected to be recognized over a weighted average period of 2.3 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

10. Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in Massachusetts, Hungary, Australia, the United Kingdom, Ireland and India that expire through 2023.

In April 2012, the Company entered into a lease for a new corporate headquarters located in Boston, Massachusetts. The landlord was obligated to rehabilitate the existing building and the lease term began in April 2013 and extends through July 2023. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $41.3 million. Pursuant to the terms of the lease, the landlord was responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements were billed by the landlord to the Company as additional rent. These excess costs total $5.3 million, of which approximately $4.0 million was paid as of June 30, 2013. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable standby letter of credit which is collateralized by a bank deposit in the amount of approximately $3.5 million or 105 percent of the security deposit. The security deposit is classified as restricted cash. The lease includes an option to extend the original term of the lease for two successive five year periods.

In October 2012, the Company entered into a lease for new office space in Dublin, Ireland. The term of the new office space began in October 2012 and extends through October 2022. The approximate annual lease payments for the new office space are $159,000 (EUR 122,000). The lease agreement required a security deposit of approximately $243,000 (EUR 187,000) and contains a termination option which allows the Company to terminate the lease pursuant to certain lease provisions.

Rent expense under all leases was approximately $797,000 and $1,588,000 for the three months ended June 30, 2012 and 2013, respectively, and $1,555,000 and $2,652,000 for the six months ended June 30, 2012 and 2013, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements totaled approximately $632,000 and $1,253,000 for the three months ended June 30, 2012 and 2013, respectively and $1,386,000 and $2,328,000 for the six months ended June 30, 2012 and 2013, respectively.

On July 2, 2013, the Company entered into an agreement to purchase a software asset. The Company will pay between $7.0 and $12.0 million for the asset depending on the type and timing of the final deliverables from the seller. Payment is expected to be made in the fourth quarter of 2013, and the purchased asset will be included in Intangible Assets.

Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows at June 30, 2013:

Years Ending December 31
2013 (Six months ending December 31) (1)	$16,828,000
2014	6,795,000
2015	5,539,000
2016	5,513,000
2017	4,381,000
Thereafter	25,236,000

Total minimum lease payments	$64,292,000

(1)	Assumes the Company will pay $12.0 million for the purchased software asset in the fourth quarter of 2013.

Litigation — On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named the Company as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007) alleging that the Company infringed U.S. Patent No. 6,928,479, or the ‘479 Patent, which is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted the Company’s motion for summary judgment of non-infringement. The court issued a written order regarding this decision on May 4, 2011. On May 13, 2011, 01 filed a notice of appeal appealing the court’s ruling granting summary judgment. On July 31, 2012, the U.S. Court of Appeals for the Federal Circuit vacated the lower court’s summary judgment of non-infringement ruling and remanded the case back to the U.S. District Court for the Eastern District of Virginia with revised claim construction. The trial commenced on March 18, 2013 and on March 26, 2013, a jury in the Eastern District of Virginia found that the Company’s products do not infringe the ‘479 Patent as previously asserted by 01. The court issued a written order regarding this decision on April 2, 2013. On June 26, 2013, the court issued a written opinion denying all pending post-trial motions, thereby preserving the jury’s non-infringement verdict. On June 26, 2013, 01 filed a notice of appeal seeking to appeal the jury’s non-infringement verdict and on July 18, 2013, the Company filed a notice of cross appeal seeking to appeal the jury’s decisions regarding invalidity and inequitable conduct. A hearing date has not been scheduled at this time.

On November 21, 2012, the Company filed suit against Pragmatus Telecom LLC, or Pragmatus, in the U.S. District Court for the District of Delaware (Civil Action No. 12-1507) seeking a declaratory judgment that the Company’s products do not infringe three patents allegedly owned by Pragmatus and further requesting a declaratory judgment that those three patents are invalid. The three patents in question are U.S. Patent Nos. 6,311,231, 6,668,286 and 7,159,043, which allegedly are owned by Pragmatus and generally relate to systems for communicating with customers over traditional telephone lines and the Internet. Pragmatus had previously alleged that these patents were infringed upon by certain of the Company’s customers through their use of the Company’s products. On January 11, 2013, Pragmatus answered the Company’s complaint and asserted counterclaims against the Company alleging infringement. On March 29, 2013, the Company entered into a License Agreement with Pragmatus which granted the Company a fully-paid license that covers the patents at issue in this action and mutually released each party from all claims. The Company paid Pragmatus a one-time license fee in connection with the License Agreement in April 2013. As a result, the Company’s declaratory judgment action was dismissed by the court on May 3, 2013.

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

We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers, customer service centers, OEMs, and consumers. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the six months ended June 30, 2013, we generated revenues of $78.1 million, compared to $66.5 million for the six months ended June 30, 2012, an increase of 17.5%. In fiscal 2012, we generated revenues of $138.8 million.

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

Employees

We had 589 full-time employees at June 30, 2013 as compared to 575 at December 31, 2012 and 526 at June 30, 2012.

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

Cost of Revenue. Cost of revenue consists primarily of costs associated with our data center operations and customer support centers, including wages and benefits for personnel, telecommunication and hosting fees for our services, equipment maintenance, software license and maintenance fees and depreciation. Additionally, amortization expense associated with the acquired software and technology as well as internally developed software is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers is related to the number of customers who subscribe to our services and the complexity and redundancy of our services and hosting infrastructure. We expect these expenses to increase in absolute dollars but remain relatively constant as a percentage of revenue as we continue to increase our number of customers over time.

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, professional fees associated with outsourced development projects and depreciation associated with assets used in development. We have focused our research and development efforts on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Europe. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized approximately $0.3 million and $0.6 million for the six months ended June 30, 2012 and 2013, respectively, of costs related to internally developed computer software to be sold as a service, which was incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our services but will remain relatively constant as a percentage of revenue.

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

General and Administrative. General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, legal, finance and accounting personnel, professional fees, insurance and other corporate expenses. We expect general and administrative expenses to decrease significantly from current levels as a result of lower legal costs due to the current status of the 01 Communique litigation and the resolution of the Pragmatus litigation (see note 10 to the condensed consolidated financial statements). We expect general and administrative expenses related to personnel, internal information systems, audit, accounting and insurance costs will increase in absolute dollars but remain relatively constant as a percentage of revenue as we continue to support the growth of our business.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•	Revenue recognition;

•	Income taxes;

•	Goodwill and acquired intangible assets;

•	Stock-based compensation; and

•	Loss contingencies.

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2013	2012	2013
Revenue	100%	100%	100%	100%
Cost of revenue	10	12	10	12

Gross profit	90	88	90	88

Operating expenses:
Research and development	20	17	20	18
Sales and marketing	49	55	50	55
General and administrative	14	16	15	23
Legal settlements	—	—	—	1
Amortization of acquired intangibles	—	—	—	—

Total operating expenses	83	88	85	97

Income from operations	7	—	5	(9)
Interest and other expense, net	—	—	—	1

Income before for income taxes	7	—	5	(8)
Benefit (provision) for income taxes	(5)	(3)	(4)	(1)

Net income	2%	(3)%	1%	(9)%

Three Months Ended June 30, 2012 and 2013

Revenue. Revenue increased $6.9 million, or 20%, from $33.8 million for the three months ended June 30, 2012 to $40.7 million for the three months ended June 30, 2013. The majority of the increase was due to an increase in revenue from new subscribers to our premium services, as our total number of subscribers increased from approximately 410,000 subscribers at June 30, 2012 to approximately 537,000 subscribers at June 30, 2013, and incremental add-on revenues from our existing customer base. The increase in new subscribers was driven in part by a business model change that requires users with LogMeIn Free installed on more than ten host computers to purchase a Central subscription in order to access all of their host computers.

Cost of Revenue. Cost of revenue increased $1.4 million, or 39%, from $3.4 million for the three months ended June 30, 2012 to $4.8 million for the three months ended June 30, 2013. As a percentage of revenue, cost of revenue was 10% and 12% for the three months ended June 30, 2012 and 2013, respectively. The increase in absolute dollars was primarily a result of an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. The costs associated with managing our data centers and the hosting of our services increased by $1.0 million in the three months ended June 30, 2013 compared to the three months ended June 30, 2012. The total increase in cost of revenue was also due to a $0.1 million increase in rent expense, a $0.1 million increase in amortization expense, and a $0.1 million increase in personnel-related costs, including stock-based compensation, as we increased the number of customer support employees to support our overall growth.

Research and Development Expenses. Research and development expenses increased $0.2 million, or 3%, from $6.7 million for the three months ended June 30, 2012 to $6.9 million for the three months ended June 30, 2013. As a percentage of revenue, research and development expenses were 20% and 17% for the three months ended June 30, 2012 and 2013, respectively. The increase in absolute dollars was primarily due to a $0.3 million increase in personnel-related costs as we hired additional employees to improve the ease of use and functionality of our existing services and develop new service offerings. Included in the increase in personnel-related costs is a $0.5 million increase in stock-based compensation and a $0.5 million increase in salary, wages and benefits and tax expense. These were offset by a $0.5 million decrease in contingent bonus expense and a $0.2 million increase in personnel-related costs related to internally developed software to be sold as a service, which was incurred during the application development stage and therefore capitalized rather than expensed.

Sales and Marketing Expenses. Sales and marketing expenses increased $6.1 million, or 37%, from $16.5 million for the three months ended June 30, 2012 to $22.6 million for the three months ended June 30, 2013. As a percentage of revenue, sales and marketing expenses were 49% and 55% for the three months ended June 30, 2012 and 2013, respectively. The increase in absolute dollars was primarily due to a $2.8 million increase in personnel-related costs, including recruiting costs, as we hired additional employees to support our growth in sales and expand our marketing efforts. Included in the increase in personnel-related and recruiting costs is a $1.2 million increase in stock-based compensation. The total increase in sales and marketing expenses was also due to a $1.9 million increase in marketing program costs, a $0.5 million increase in rent expense, a $0.3 million increase in credit card transaction fees and a $0.3 million increase in department meeting expenses.

General and Administrative Expenses. General and administrative expenses increased $1.6 million, or 32%, from $4.8 million for the three months ended June 30, 2012 to $6.4 million for the three months ended June 30, 2013. As a percentage of revenue, general and administrative expenses were 14% and 16% for the three months ended June 30, 2012 and 2013, respectively. The increase in absolute dollars was primarily due to a $0.7 million increase in personnel-related costs, including recruiting costs, as we increased the number of general and administrative employees to support our overall growth. Included in the increase in personnel-related and recruiting costs is a $0.2 million increase in stock-based compensation. The total increase in general and administrative expenses was also due to a $0.5 million increase in legal fees associated with our defense against the patent infringement claims made by 01 Communique.

Amortization of Acquired Intangibles. Amortization of acquired intangibles were $0.1 million and $0.2 million for the three months ended June 30, 2012 and 2013, respectively. The amortization of acquired intangibles for the three months ended June 30, 2012 and 2013 related primarily to the value of intangible assets acquired as part of our January 2012 acquisition of Bold. The $0.1 million increase in amortization of acquired intangibles is primarily related to an increase in amortization of domain names.

Interest and Other (Expense) Income, Net. Interest and other (expense) income, net was an expense of approximately $0.1 million and $0 for the three months ended June 30, 2012 and 2013, respectively. These expenses were primarily related to foreign currency losses due to the revaluation of local currency account balances.

Income Taxes. We recorded a provision for federal, state and foreign income taxes of approximately $1.6 million and $1.2 million for the three months ended June 30, 2012 and 2013, respectively. The tax provision recorded in the three months ended June 30, 2013 is due to generating taxable income primarily in the United States offset by losses in certain foreign jurisdictions where there is no corresponding benefit. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2012 and June 30, 2013, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary. This entity has historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

Net Income (Loss). We recognized net income of $0.6 million for the three months ended June 30, 2012 compared to a net loss of $1.4 million for the three months ended June 30, 2013.

For the three months ended June 30, 2013, revenue increased $6.9 million while cost of revenue increased $1.4 million, operating expenses increased $7.9 million, other expense remained relatively consistent, and our tax provision decreased $0.4 million, resulting in an approximately $1.9 million decrease in net income.

The $6.9 million increase in revenue is primarily due to an increase in revenue from new customers, driven in part by the business model change in our Central product, and add-on revenues from our existing customer base.

The $1.4 million increase in cost of revenue is primarily due to a $1.0 million increase in costs to manage our data centers and the hosting of our services and, a $0.1 million increase in personnel-related costs.

The $7.9 million increase in operating expenses is primarily due to a $3.8 million increase in personnel-related costs, a $1.9 million increase in marketing programs, a $0.6 million increase in rent related costs, a $0.5 million increase in legal fees primarily associated with our defense against the patent infringement claims made by 01 Communique, a $0.3 million increase in credit card transaction fees, a $0.3 million increase in department meeting expenses and a $0.1 million increase in professional fees. Included in the increase in personnel-related costs is a $2.0 million increase in stock-based compensation.

The $0.4 million decrease in our tax provision is primarily due to a provision for federal, state, and foreign income taxes of $1.6 million for the three months ended June 30, 2012, compared to a provision of $1.2 for the three months ended June 30, 2013.

Six Months Ended June 30, 2012 and 2013

Revenue. Revenue increased $11.6 million, or 17%, from $66.5 million for the six months ended June 30, 2012 to $78.1 million for the six months ended June 30, 2013. The majority of the increase was due to an increase in revenue from new subscribers to our premium services, as our total number of subscribers increased from approximately 410,000 at June 30, 2012 to approximately 537,000 subscribers at June 30, 2013, and incremental add-on revenues from our existing customer base. The increase in new subscribers was driven in part by a business model change that requires users with LogMeIn Free installed on more than ten host computers to purchase a Central subscription in order to access all of their host computers.

Cost of Revenue. Cost of revenue increased $2.3 million, or 34%, from $6.8 million for the six months ended June 30, 2012 to $9.2 million for the six months ended June 30, 2013. As a percentage of revenue, cost of revenue was 10% and 12% for the six months ended June 30, 2012 and 2013, respectively. The increase in absolute dollars was primarily a result of an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. The costs associated with managing our data centers and the hosting of our services increased by $1.7 million in the six months ended June 30, 2013 compared to the six months ended June 30, 2012. The increase was also due to a $0.3 million increase in personnel-related costs, including stock-based compensation, as we increased the number of customer support employees to support our overall growth and a $0.2 million increase in rent expense.

Research and Development Expenses. Research and development expenses increased $1.4 million, or 11%, from $12.9 million for the six months ended June 30, 2012 to $14.3 million for the six months June 30, 2013. As a percentage of revenue, research and development expenses were 19% and 18% for the six months ended June 30, 2012 and 2013, respectively. The increase in absolute dollars was primarily due to a $1.4 million increase in personnel-related costs, as we hired additional employees to improve the ease of use and functionality of our existing services and develop new service offerings. Included in the increase in personnel-related costs is a $0.9 million increase in stock-based compensation and a $1.6 million increase in salaries, wages and benefits and tax expense. These were offset by a $0.9 million decrease in contingent bonus expense and $0.3 million increase in personnel-related costs, related to internally developed computer software to be sold as a service, which was incurred during the application development stage and therefore capitalized rather than expensed.

Sales and Marketing Expenses. Sales and marketing expenses increased $9.8 million, or 29% from $33.3 million for the six months ended June 30, 2012 to $43.1 million for the six months ended June 30, 2013. As a percentage of revenue, sales and marketing expenses were 50% and 55% for the six months ended June 30, 2012 and 2013, respectively. The increase in absolute dollars was primarily due to a $5.0 million increase in personnel-related costs, including recruiting costs, as we hired additional employees to support our growth in sales and expand our marketing efforts. Included in the increase in personnel-related costs is a $2.4 million increase in stock-based compensation. The increase in total sales and marketing expenses was also due to a $2.9 million increase in marketing program costs, a $0.7 million increase in rent expense, a $0.5 increase in credit card processing fees, a $0.3 million increase in department meeting expenses and a $0.3 million increase in professional fees.

General and Administrative Expenses. General and administrative expenses increased $8.2 million, or 84%, from $9.7 million for the six months ended June 30, 2012 to $17.9 million for the six months ended June 30, 2013. As a percentage of revenue, general and administrative expenses were 15% and 23% for the six months ended June 30, 2012 and 2013, respectively. The increase in absolute dollars was primarily due to a $5.2 million increase in legal costs associated with our defense against the patent infringement claims made by 01 Communique, as well as a $1.2 million expense associated with the Pragmatus License Agreement. The increase was also due to a $1.7 million increase in personnel-related costs, including recruiting costs, as we increased the number of general and administrative employees to support our overall growth. Included in the increase in personnel-related and recruiting costs is a $0.8 million increase in stock-based compensation. The total increase in general and administrative expense is also due to a $0.2 million increase in rent expense.

Amortization of Acquired Intangibles. Amortization of acquired intangibles for the six months ended June 30, 2012 and 2013 were $0.3 million and $0.4 million, respectively. The amortization of acquired intangibles for the six months ended June 30, 2012 and 2013 related primarily to the value of intangible assets acquired in our January 2012 acquisition of Bold. The $0.1 million increase in amortization of acquired intangibles is primarily related to an increase in amortization of domain names.

Interest and Other (Expense) Income, Net. Interest and other (expense) income, net was expense of approximately $0.1 million for the six months ended June 30, 2012 and income of approximately $0.8 million for the six months ended June 30, 2013. The increase was primarily related to an increase in foreign currency gains.

Income Taxes. During the six months ended June 30, 2012 and June 30, 2013, we recorded a provision for federal, state and foreign income taxes of approximately $2.7 million and $1.2 million, respectively. The tax provision recorded in the six months ended June 30, 2013 is due to generating taxable income primarily in the United States offset by losses in certain foreign jurisdictions where there is no corresponding benefit. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2012 and June 30, 2013, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary. This entity has historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

Net Income. We recognized net income of $0.7 million for the six months ended June 30, 2012 compared to a net loss of $7.2 million for the six months ended June 30, 2013.

For the six months ended June 30, 2013, revenue increased $11.6 million while cost of revenue increased $2.3 million, operating expenses increased $19.5 million, our tax provision decreased $1.5 million and other income, net increased $0.7 million, resulting in approximately a $7.8 million decrease in net income.

The $11.6 million increase in revenue is primarily due to an increase in revenue from new customers, driven in part by the business model change in our Central product, and add-on revenues from our existing customer base.

The $2.3 million increase in cost of revenue is primarily due to a $1.7 million increase in costs to manage our data centers and the hosting of our services, a $0.6 million increase in personnel-related costs, and $0.2 million increase in rent expense.

The $19.5 million increase in operating expenses is primarily due to a $8.1 million increase in personnel-related costs, a $5.3 million increase in legal fees associated with our defense against the patent infringement claims made by 01 Communique, a $2.9 million increase in marketing program costs and a $1.2 million increase in expense associated with the Pragmatus License Agreement. Included in the increase in personnel-related costs is a $4.0 million increased in stock-based compensation. The increase was also due to a $0.9 million increase in rent expense, a $0.5 million increase in credit card processing fees, and a $0.2 million increase in depreciation expense.

The $1.5 million decrease in our tax provision is primarily due to a provision for federal, state, and foreign income taxes of $2.7 million for the six months ended June 30, 2012, compared to a $1.2 million for the six months ended June 30, 2013.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2012	2013
	(in thousands)
Net cash provided by operations	$16,146	$12,911
Net cash used in investing activities	(26,228)	(7,627)
Net cash provided by (used in) financing activities	4,565	(15,255)
Effect of exchange rate changes	357	(883)

Net decrease in cash	$(5,160)	$(10,854)

At June 30, 2013, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $201.4 million.

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

Net cash inflows from operating activities during the six months ended June 30, 2013 were mainly attributable to non-cash operating expenses, including $10.3 million for stock compensation and $3.6 million for depreciation and amortization. The net cash inflows from operating activities were also attributable to a $8.1 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth, a $3.6 million decrease in accounts receivable and a $0.4 million increase in accounts payable and accrued liabilities. These were offset by a $3.4 million increase in prepaid expenses and other current assets, and a $1.8 million increase in other assets. The increase in prepaid expenses and other current assets is associated with a $4.3 million increase in prepaid taxes offset by a $0.4 million decrease in prepaid rent for our Boston office and a $0.4 million decrease in other prepaid expenses. The increase in other assets is attributable to a $1.8 million increase in long-term prepaid rent for our Boston office. We expect that our future cash flows from operating activities will be impacted by the payment of approximately $3.2 million of contingent payments anticipated to be paid in July 2013 related to the Xively acquisition. We also expect that our future cash flows from operating activities will be impacted by the payment of legal fees associated with our defense against the patent infringement claims made by 01 Communique, although to a lesser extent than previous periods, and by the contingent payments associated with the Bold acquisition.

Cash Flows From Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 was primarily related to the acquisition of Bold for $14.8 million, net of cash acquired, and the purchase of $75.0 million of marketable securities offset by proceeds of $70.0 million from maturity of marketable securities. Net cash used in investing activities also related to the addition of $2.3 million in property and equipment mainly related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure and expansion of our offices. Restricted cash and deposits also increased $3.6 million due to the security deposit associated with the lease of our new corporate headquarters in Boston. We also had $0.6 million in intangible asset additions related to the purchase of domain names, trademarks and internally developed software.

Net cash used in investing activities for the six months ended June 30, 2013 was primarily related to payments of $6.5 million in property and equipment mainly related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure and the relocation of our corporate headquarters to Boston. Net cash used in investing activities also related to $0.9 million in intangible asset additions related to internally developed software and the purchase of domain names and trademarks as well as the purchase of $60.4 million of marketable securities offset by proceeds of $60.0 million from redemption and maturity of marketable securities.

On July 2, 2013, we entered into an agreement to purchase a software asset. We are obligated to pay between $7.0 and $12.0 million for the asset depending on the type and timing of the final delivarables from the seller. Payment is expected to be made in the fourth quarter of 2013 and the purchased asset will be included in Intangible Assets.

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

Net cash used in financing activities for the six months ended June 30, 2013 was primarily related to $14.6 million for the purchase of treasury stock as well as $0.9 million for payroll taxes paid related to vesting of restricted stock units, offset by $0.3 million in proceeds received from the issuance of common stock upon exercise of stock options.

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

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$49,304,000	5,982,000	10,960,000	9,315,000	23,047,000
Hosting service agreements	2,988,000	2,665,000	323,000	—	—
Purchase obligations (1)	12,000,000	12,000,000	—	—	—

Total	$64,292,000	$20,647,000	$11,283,000	$9,315,000	$23,047,000

(1)	Assumes the Company will pay $12.0 million for the purchased software asset in the fourth quarter of 2013.

The commitments under our operating leases shown above consist primarily of lease payments for our new corporate headquarters located in Boston, Massachusetts (see Note 10 to the Condensed Consolidated Financial Statements), our international sales and marketing offices located in Australia, the United Kingdom, Ireland, and India and our research and development offices in Hungary as well as our contractual obligations related to our data centers.

In April 2012, we entered into a lease for a new corporate headquarters located in Boston, Massachusetts. The landlord was obligated to rehabilitate the existing building and the lease term began in April 2013 and extends through July 2023. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $41.3 million. Pursuant to the terms of the lease, the landlord was responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements were billed by the landlord to us as additional rent. These excess costs total $5.3 million, of which approximately $4.0 million was paid as of June 30, 2013. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable standby letter of credit which is collateralized by a bank deposit in the amount of approximately $3.5 million or 105 percent of the security deposit. The security deposit is classified as restricted cash. The lease includes an option to extend the original term of the lease for two successive five year periods.

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

On July 2, 2013, we entered into an agreement to purchase a software asset. We are obligated to pay between $7.0 and $12.0 million for the asset depending on the type and timing of the final deliverables from the seller. Payment is expected to be made in the fourth quarter of 2013, and the purchased asset will be included in Intangible Assets.

Recent Accounting Pronouncements

In February 2013, the FASB issued ASU 2013-02 relating to comprehensive income (FASB ASC Topic 220), which requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component (the respective line items of net income). This pronouncement is effective for fiscal years, and interim periods within those years, beginning after December 15, 2012. We adopted this ASU and the impact was not material to our disclosures.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a result of the majority of our research and development expenditures being made from our Hungarian research and development facilities, and in our international sales and marketing offices in the United Kingdom, Australia, Ireland, Brazil and India. In the six months ended June 30, 2013, approximately 12%, 7%, 3%, 2% of our operating expenses occurred in our operations in Hungary, the United Kingdom, Ireland, Australia, respectively, and less than 1% each in India and Brazil, respectively. In the six months ended June 30, 2012, approximately 14%, 3%, 10%, 2% and 1% of our operating expenses occurred in our operations in Hungary, The Netherlands, the United Kingdom, Australia and Japan, respectively, and less than 1% each in Brazil and India, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named us as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007) alleging that we infringed U.S. Patent No. 6,928,479, or the ‘479 Patent, which is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted our motion for summary judgment of non-infringement. The court issued a written order regarding this decision on May 4, 2011. On May 13, 2011, 01 filed a notice of appeal appealing the court’s ruling granting summary judgment. On July 31, 2012, the U.S. Court of Appeals for the Federal Circuit vacated the lower court’s summary judgment of non-infringement ruling and remanded the case back to the U.S. District Court for the Eastern District of Virginia with revised claim construction. The trial commenced on March 18, 2013 and on March 26, 2013, a jury in the Eastern District of Virginia found that our products do not infringe the ‘479 Patent as previously asserted by 01. The court issued a written order regarding this decision on April 2, 2013. On June 26, 2013, the court issued a written opinion denying all pending post-trial motions, thereby preserving the jury’s non-infringement verdict. On June 26, 2013, 01 filed a notice of appeal seeking to appeal the jury’s non-infringement verdict and on July 18, 2013, we filed a notice of cross appeal seeking to appeal the jury’s decisions regarding invalidity and inequitable conduct. A hearing date has not been scheduled at this time.

On November 21, 2012, we filed suit against Pragmatus Telecom LLC, or Pragmatus, in the U.S. District Court for the District of Delaware (Civil Action No. 12-1507) seeking a declaratory judgment that our products do not infringe three patents allegedly owned by Pragmatus and further requesting a declaratory judgment that those three patents are invalid. The three patents in question were U.S. Patent Nos. 6,311,231, 6,668,286 and 7,159,043, which allegedly are owned by Pragmatus and generally relate to systems for communicating with customers over traditional telephone lines and the Internet. Pragmatus had previously alleged that these patents were infringed upon by certain of our customers through their use of our services. On January 11, 2013, Pragmatus answered our complaint and asserted counterclaims against us alleging infringement. On March 29, 2013, we entered into a License Agreement with Pragmatus which granted us a fully-paid license that covers the patents at issue in this action and mutually released each party from all claims. We paid Pragmatus a one-time licensing fee in connection with the License Agreement in April 2013. As a result, the declaratory judgment action was dismissed by the court on May 3, 2013.

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

We experienced net losses of $5.4 million for 2008. During the third quarter of 2008, we achieved profitability and reported net income for the first time. For the last three fiscal years, we reported net income of $21.1 million for 2010, $5.8 million for 2011 and $3.6 million for 2012. For the six months ended June 30, 2013, we reported a net loss of $7.2 million, primarily due to legal fees incurred in connection with our defense against the patent infringement claims made by 01 Communique and the Pragmatus License Agreement, both of which occurred in the first quarter of 2013. We expect to continue making significant future expenditures to develop and expand our business. We cannot predict if we will attain profitability again in the near future or at all. Our growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this report and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to maintain profitability, and we may incur significant losses for the foreseeable future.

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

We have been defending against a patent infringement claim brought against us by 01 Communique Laboratory, Inc., or 01, in the Eastern District of Virginia since September 2010. Although a jury in the Eastern District of Virginia found that our products do not infringe U.S. Patent No 6,928,479 and the judge issued a written opinion on June 26, 2013 that preserved the jury’s non-infringement verdict, 01 has filed a notice of appeal seeking to appeal the jury’s non-infringement verdict. At this time, we do not believe that a loss is probable and we remain unable to reasonably estimate our potential liability, if any, in connection with this matter. However, any adverse outcome in this matter, which could include any of the following, would have a material adverse effect on our business, financial condition and results of operations:

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

Our business strategy includes acquiring complementary services, technologies or businesses. For example, in July 2011 we acquired substantially all of the assets and liabilities of Connected Environments (BVI) Ltd. and Connected Environments Ltd. and their Xively service and in January 2012 we acquired substantially all of the assets and liabilities of Bold Software, LLC and its BoldChat service. We also may enter into relationships with other businesses to expand our portfolio of services or our ability to provide our services in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

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

We host our services and serve all of our customers from seven third-party data center facilities located throughout the world. We do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

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

For the last three fiscal years, our revenue has grown from $101.1 million in 2010 to $119.5 million in 2011 and to $138.8 million in 2012. For the six months ended June 30, 2013, we reported revenue of $78.1 million. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.

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

The loss of key employees or an inability to attract and retain additional personnel may impair our ability to grow our business.

We are highly dependent upon the continued service and performance of our executive management team, including our President and Chief Executive Officer, as well as other key technical and sales employees. These key employees are not party to an employment agreement with us, and they may terminate employment with us at any time with no advance notice. The replacement of these key employees likely would involve significant time and costs, and the loss of these key employees may significantly delay or prevent the achievement of our business objectives.

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

Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until July 25, 2013, our common stock has traded as high as $49.50 and as low as $15.15. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Our stockholders may from time-to-time seek to acquire a controlling stake in our company, engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors and senior management from the pursuit of business strategies. These actions could adversely affect our operations, financial condition and the value of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended June 30, 2013.

(b) Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the three months ended June 30, 2013.

(c) Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)

April 1, 2013 - April 30, 2013	118,927	$17.96	118,927	13,884,259

May 1, 2013 - May 31, 2013	59,517	24.00	59,517	12,455,887

June 1, 2013 - June 30, 2013	80,219	25.72	80,219	10,393,018

Total	258,663	$21.76	258,663

(1)	On February 12, 2013, our board of directors approved a $25.0 million share repurchase program. As of June 30, 2013, we have purchased an aggregate of 760,485 shares pursuant to the share repurchase program.

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

LOGMEIN, INC.

Date: July 26, 2013	By:	/s/ Michael K. Simon

Michael K. Simon
President and Chief Executive Officer (Principal Executive Officer)

Date: July 26, 2013	By:	/s/ James F. Kelliher

James F. Kelliher
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.