Form 10-Q
period 2013-09-30
LogMeIn, Inc.
filed 2013-10-25
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of October 21, 2013, there were 24,221,093 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

Part I. Financial Information

Item 1. Financial Statements

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

	December 31, 2012	September 30, 2013

ASSETS
Current assets:
Cash and cash equivalents	$111,931,599	$98,983,536
Marketable securities	100,160,889	100,402,229
Accounts receivable (net of allowance for doubtful accounts of $180,000 and $226,000 as of December 31, 2012 and September 30, 2013, respectively)	13,231,017	11,317,706
Prepaid expenses and other current assets	3,619,864	8,651,331
Deferred income tax assets	3,214,311	3,165,019

Total current assets	232,157,680	222,519,821
Property and equipment, net	6,575,671	12,297,320
Restricted cash	3,806,603	3,786,588
Intangibles, net	6,368,024	5,571,540
Goodwill	18,883,449	18,711,947
Other assets	1,550,497	3,620,422
Deferred income tax assets	10,195,860	10,055,166

Total assets	$279,537,784	$276,562,804

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,773,102	$5,467,355
Accrued liabilities	16,656,801	17,611,043
Deferred revenue, current portion	65,874,832	77,331,365

Total current liabilities	90,304,735	100,409,763
Deferred revenue, net of current portion	3,774,049	2,940,134
Other long-term liabilities	821,736	609,791

Total liabilities	94,900,520	103,959,688

Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value - 5,000,000 shares authorized, 0 shares outstanding as of December 31, 2012 and September 30, 2013	—	—
Equity:
Common stock, $0.01 par value - 75,000,000 shares authorized as of December 31, 2012 and September 30, 2013; 24,814,007 and 25,244,836 shares issued as of December 31, 2012 and September 30, 2013, respectively; 24,814,007 and 24,296,093 outstanding as of December 31, 2012 and September 30, 2013, respectively	248,140	253,108
Additional paid-in capital	178,546,385	195,062,355
Retained earnings (accumulated deficit)	6,242,762	(980,032)
Accumulated other comprehensive loss	(400,023)	(1,440,167)
Treasury stock, at cost - 0 and 948,743 shares as of December 31, 2012 and September 30, 2013, respectively	—	(20,292,148)

Total equity	184,637,264	172,603,116

Total liabilities and equity	$279,537,784	$276,562,804

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Revenue	$35,367,700	$42,970,131	$101,852,212	$121,076,383
Cost of revenue	3,687,199	4,685,178	10,529,245	13,869,679

Gross profit	31,680,501	38,284,953	91,322,967	107,206,704

Operating expenses
Research and development	6,788,250	7,693,023	19,704,653	22,001,980
Sales and marketing	18,214,952	22,326,626	51,534,907	65,461,359
General and administrative	4,982,741	5,912,902	14,687,992	23,785,074
Amortization of acquired intangibles	145,896	161,474	418,841	520,854

Total operating expenses	30,131,839	36,094,025	86,346,393	111,769,267

Income (loss) from operations	1,548,662	2,190,928	4,976,574	(4,562,563)
Interest income, net	244,973	116,704	678,440	437,046
Other (expense) income	(4,782)	(141,001)	(510,372)	312,920

Income (loss) before income taxes	1,788,853	2,166,631	5,144,642	(3,812,597)
Provision for income taxes	(1,071,163)	(2,222,829)	(3,775,035)	(3,410,197)

Net income (loss)	$717,690	$(56,198)	$1,369,607	$(7,222,794)

Net income (loss) per share:
Basic	$0.03	$(0.00)	$0.06	$(0.30)
Diluted	$0.03	$(0.00)	$0.05	$(0.30)
Weighted average shares outstanding:
Basic	24,784,939	24,248,893	24,679,268	24,403,549
Diluted	25,303,230	24,248,893	25,341,473	24,403,549

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013

Net income (loss)	$717,690	$(56,198)	$1,369,607	$(7,222,794)

Other comprehensive income (loss):
Net unrealized gains on marketable securities, net of tax	52,508	68,990	58,946	455
Net translation gains (losses)	710,653	155,757	840,854	(1,040,599)

Total other comprehensive income (loss)	763,161	224,747	899,800	(1,040,144)

Comprehensive income (loss)	$1,480,851	$168,549	$2,269,407	$(8,262,938)

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2012	2013
Cash flows from operating activities
Net income (loss)	$1,369,607	$(7,222,794)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	4,447,723	5,652,376
Amortization of premium on investments	31,612	139,274
Provision for bad debts	77,500	71,980
(Benefit from) provision for deferred income taxes	(1,782,601)	204,065
Stock-based compensation	10,406,559	14,894,641
Changes in assets and liabilities:
Accounts receivable	(1,805,431)	1,841,332
Prepaid expenses and other current assets	(891,288)	(5,007,354)
Other assets	(1,089)	(2,069,925)
Accounts payable	9,365	(2,181,121)
Accrued liabilities	4,317,285	1,091,649
Deferred revenue	6,605,495	10,622,617
Other long-term liabilities	(598,087)	(225,766)

Net cash provided by operating activities	22,186,650	17,810,974

Cash flows from investing activities
Purchases of marketable securities	(120,098,150)	(65,379,900)
Proceeds from sale or disposal of marketable securities	115,000,000	65,000,000
Purchases of property and equipment	(4,186,867)	(9,658,740)
Intangible asset additions	(789,037)	(1,119,346)
Cash paid for acquisition, net of cash acquired	(14,831,525)	—
(Increase) decrease in restricted cash and deposits	(3,557,760)	125,000

Net cash used in investing activities	(28,463,339)	(11,032,986)

Cash flows from financing activities
Proceeds from issuance of common stock upon option exercises	2,595,302	2,530,026
Income tax benefit from the exercise of stock options	4,644,044	642,717
Payment of contingent consideration	(89,012)	(103,549)
Common stock withheld to satisfy income tax withholdings for restricted stock unit vesting	—	(1,546,444)
Purchase of treasury stock	—	(20,292,148)

Net cash provided by (used in) financing activities	7,150,334	(18,769,398)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	526,101	(956,653)

Net increase (decrease) in cash and cash equivalents	1,399,746	(12,948,063)
Cash and cash equivalents, beginning of period	103,603,684	111,931,599

Cash and cash equivalents, end of period	$105,003,430	$98,983,536

Supplemental disclosure of cash flow information
Cash paid for interest	$283	$1,293
Cash paid for income taxes	$780,331	$8,405,933
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$915,083	$583,400
Fair value of contingent consideration in connection with acquisition included in accrued liabilities and other long term liabilities	$153,890	$—

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of the Business

LogMeIn, Inc. (the “Company”) provides essential cloud-based collaboration, IT management and customer service offerings aimed at addressing the evolving multi-device security, management and accessibility requirements of the new mobile workplace. The Company’s product line includes AppGuru™, BoldChat®, Cubby™, join.me®, LogMeIn Free®, LogMeIn Pro®, LogMeIn® Central™, LogMeIn Rescue®, LogMeIn® Rescue+Mobile™, LogMeIn Backup®, LogMeIn Ignition™, LogMeIn for iOS, LogMeIn Hamachi®, Xively™ and RemotelyAnywhere®. The Company is headquartered in Boston, Massachusetts with wholly-owned subsidiaries in Hungary, The Netherlands, Australia, the United Kingdom, Brazil, Japan, India and Ireland.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2012 and September 30, 2013, marketable securities consisted of U.S. government agency securities that have remaining maturities within two years and have an aggregate amortized cost of $100,082,602 and $100,323,228 and an aggregate fair value of $100,160,889 and $100,402,229, including $82,787 and $85,456 of unrealized gains and $4,500 and $6,455 of unrealized losses, respectively.

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

The Company’s multi-element arrangements typically include subscription and professional services, which may include development services. The Company evaluates each element within the arrangement to determine if they can be accounted for as separate units of accounting. If the delivered item or items have value to the customer on a standalone basis, either because they are sold separately by any vendor or the customer could resell the delivered item or items on a standalone basis, the Company has determined that the deliverables within these arrangements qualify for treatment as separate units of accounting. Accordingly, the Company recognizes revenue for each delivered item or items as a separate earnings process commencing when all of the significant performance obligations have been performed and when all of the revenue recognition criteria have been met. In cases where the Company has determined that the delivered items within its multi-element arrangements do not have value to the customer on a stand-alone basis, the arrangement is accounted for as a single unit of accounting and the related consideration is recognized ratably over the estimated customer life, commencing when all of the significant performance obligations have been delivered and when all of the revenue recognition criteria have been met.

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

As of December 31, 2012, no customers accounted for 10% or more of accounts receivable and no customers accounted for 10% or more of revenue for the three and nine months ended September 30, 2012 or 2013. As of September 30, 2013, a third-party credit card processor accounted for 10% of accounts receivable.

Research and Development — Research and development expenditures are expensed as incurred.

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an annual impairment test of goodwill on the last day of its fiscal year and whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. Through September 30, 2013, no impairments have occurred.

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

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to non-operating income and expense. The Company had foreign currency losses of approximately $5,000 and $510,000 for the three and nine months ended September 30, 2012, respectively, and foreign currency losses of approximately $141,000 for the three months ended September 30, 2013 and foreign currency gains of approximately $313,000 for the nine months ended September 30, 2013.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through December 31, 2012 and September 30, 2013, the Company has provided a liability for approximately $251,000 and $272,000 for uncertain tax positions, respectively. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

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

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenues:
United States	$22,983,000	$28,292,000	$66,066,000	$79,775,000
United Kingdom	3,250,000	3,852,000	9,345,000	10,958,000
International - all other	9,135,000	10,826,000	26,441,000	30,343,000

Total revenue	$35,368,000	$42,970,000	$101,852,000	$121,076,000

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

The Company has entered into agreements with certain customers that contractually obligate the Company to indemnify the customer from certain claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. Through September 30, 2013, the Company has not experienced any losses related to these indemnification obligations.

In November 2012, the Company filed suit against Pragmatus Telecom LLC (“Pragmatus”), seeking declaratory judgment after certain of the Company’s customers received letters from Pragmatus claiming that their use of certain LogMeIn services infringed upon three patents allegedly owned by Pragmatus. On March 29, 2013, the Company and Pragmatus entered into a License Agreement, which granted the Company a fully-paid license covering the patents at issue. The Company paid Pragmatus a one-time licensing fee in April 2013, after a portion of the fee was reimbursed in March 2013 from a designated escrow arrangement associated with a prior acquisition. The Company recorded approximately $1.2 million of expense related to this matter in general and administrative expenses in March 2013. As a result, the Company’s declaratory judgment action against Pragmatus was dismissed by the court on May 3, 2013.

Net Income (loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding during the period and the weighted average number of potential common shares outstanding from the assumed exercise of stock options and the vesting of restricted stock units. For the three and nine months ended September 30, 2013, the Company incurred a net loss and therefore, the effect of the Company’s outstanding common stock equivalents were not included in the calculation of diluted loss per share as they were anti-dilutive. Accordingly, basic and dilutive net loss per share for each period were identical.

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net income (loss) per share either because they had an anti-dilutive impact or because the Company had a net loss in the period:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Options to purchase common shares	1,822,704	2,598,280	1,545,701	2,598,280
Restricted stock units	690,824	1,213,739	139,516	1,213,739

Total options and restricted stock units	2,513,528	3,812,019	1,685,217	3,812,019

Basic and diluted net income per share was calculated as follows:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Basic:
Net income	$717,690	$1,369,607

Weighted average common shares outstanding, basic	24,784,939	24,679,268

Net income, basic	$0.03	$0.06

Diluted:
Net income	$717,690	$1,369,607

Weighted average common shares outstanding	24,784,939	24,679,268
Add: Options to purchase common shares	518,291	662,205

Weighted average common shares outstanding, diluted	25,303,230	25,341,473

Net income, diluted	$0.03	$0.05

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Basic and diluted net loss per share:
Net loss	$(56,198)	$(7,222,794)

Weighted average common shares outstanding	24,248,893	24,403,549

Basic and diluted net loss per share	$(0.00)	$(0.30)

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

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012
Cash equivalents - money market funds	$49,209,098	$49,209,098	$—	$—
Cash equivalents - bank deposits	5,037,169	—	5,037,169	—
Short-term marketable securities - U.S. government agency securities	100,160,889	90,138,019	10,022,870	—
Contingent consideration liability	161,494	—	—	161,494
Balance at September 30, 2013
Cash equivalents - money market funds	50,422,089	50,422,089	—	—
Cash equivalents - bank deposits	5,000,327	—	5,000,327	—
Short-term marketable securities - U.S. government agency securities	100,402,229	85,400,049	15,002,180	—
Contingent consideration liability	—	—	—	—

The Level 3 liability consists of contingent consideration related to the July 19, 2011 acquisition of Xively, formally known as Cosm. The fair value of the contingent consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 13% discount rate and an assumption that the earn-out will be achieved. The current portion of contingent consideration was included in Accrued liabilities and the non-current portion was included in Other long-term liabilities. The contingent consideration liability was settled in the quarter ended September 30, 2013. A reconciliation of the beginning and ending Level 3 liability is as follows:

	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2013
Balance beginning of period	$212,536	$161,494
Payments	(89,012)	(178,024)
Change in fair value (included within research and development expense)	30,366	16,530

Balance end of period	$153,890	$—

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

The asset purchase agreement included a contingent, retention-based bonus program provision requiring the Company to make additional payments to employees, including former Bold owners now employed by the Company, on the first and second anniversaries of the acquisition, contingent upon their continued employment. The range of the contingent, retention-based bonus payments that the Company could pay is between $0 to $1,500,000. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met. As of October 25, 2013, the Company has paid $650,000 in contingent, retention-based bonus payments and expects to pay $845,000 in January 2014.

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

The Company incurred approximately $0 and $0.1 million of acquisition-related costs which are included in general and administrative expense for the three and nine months ended September 30, 2012, respectively.

5. Goodwill and Intangible Assets

The changes in the carry amounts of goodwill for nine months ended September 30, 2013 are due to the impact of foreign currency translation adjustments related to intangible asset balances that are recorded in non-U.S. currencies.

Changes in goodwill for the nine months ended September 30, 2013, are as follows:

Balance, December 31, 2012	$18,883,449
Foreign currency translation adjustments	(171,502)

Balance, September 30, 2013	$18,711,947

Intangible assets consist of the following:

		December 31, 2012			September 30, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Trademark	1-5 years	$665,844	$665,844	$—	$665,844	$665,844	$—
Customer base	5-7 years	3,789,117	1,447,297	2,341,820	3,789,117	1,787,447	2,001,670
Domain names	5 years	534,257	137,378	396,879	892,484	299,143	593,341
Software	4 years	298,977	298,977	—	298,977	298,977	—
Technology	4-6 years	2,463,402	1,580,896	882,506	2,463,402	1,771,723	691,679
Technology and know-how	3 years	3,256,803	1,576,600	1,680,203	3,176,431	2,331,800	844,631
Non-compete agreements	5 years	161,691	8,721	152,970	161,691	27,750	133,941
Internally developed software	3 years	1,281,589	367,943	913,646	2,042,460	736,182	1,306,278

		$12,451,680	$6,083,656	$6,368,024	$13,490,406	$7,918,866	$5,571,540

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

The Company capitalized $207,501 and $204,713 during the three months ended September 30, 2012 and 2013, respectively, and $502,385 and $760,871 during the nine months ended September 30, 2012 and 2013, respectively of costs related to internally developed computer software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services. The Company paid $0 and $358,475 to acquire domain names in the three and nine months ended September 30, 2013.

The Company is amortizing its intangible assets over the estimated lives noted above. Amortization expense for intangible assets was $533,164 and $629,718 for the three months ended September 30, 2012 and 2013, respectively, and $1,588,583 and $1,874,029 for the nine months ended September 30, 2012 and 2013, respectively. Amortization relating to software, technology and internally developed software is recorded within cost of revenues and the amortization of trade name and trademark, customer base, domain names, and non-compete agreements is recorded within operating expenses. Future estimated amortization expense for intangible assets is as follows at September 30, 2013:

Amortization Expense (Years Ending December 31)	Amount
2013 (Three months ending December 31)	641,154
2014	2,082,967
2015	1,258,439
2016	796,725
2017	480,625
Thereafter	311,630

Total	$5,571,540

6. Accrued Expenses

Accrued expenses consisted of the following:

	December 31, 2012	September 30, 2013
Marketing programs	$2,688,818	$4,181,401
Payroll and payroll related	7,970,443	8,526,348
Professional fees	1,711,926	938,212
Other accrued expenses	4,285,614	3,965,082

Total accrued expenses	$16,656,801	$17,611,043

7. Income Taxes

The Company recorded a provision for federal, state and foreign income taxes of approximately $1.1 million and $2.2 million for the three months ended September 30, 2012 and 2013, respectively, and $3.8 million and $3.4 million for the nine months ended September 30, 2012 and 2013, respectively. The tax provision recorded for the three and nine months ended September 30, 2013 is a result of the Company generating taxable income primarily in the United States offset by losses in certain foreign jurisdictions where there is no corresponding benefit.

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

During 2012, the Company reassessed the need for a valuation allowance against its deferred tax assets relating to its Xively subsidiary and concluded that it was more likely than not that it would be able to realize its deferred tax assets as a result of forecasted future earnings. Accordingly, the Company reversed the valuation allowance related to its Xively deferred tax assets of approximately $677,000 in 2012. As of December 31, 2012, and September 30, 2013, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary. This entity has historical losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. The Company has recorded a liability related to uncertain tax provisions of approximately $251,000 and $272,000 as of December 31, 2012 and September 30, 2013, respectively. The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company recognized approximately $2,000 of interest expense in its statements of income during the three and nine months ended September 30, 2012, respectively. The Company did not recognize any interest or penalties in its statement of operations during the three or nine months ended September 30, 2013, and there are no accruals for interest or penalties at either December 31, 2012 or September 30, 2013.

8. Common Stock and Equity

In February 2013, the Company’s board of directors approved a $25 million share repurchase program. Effective August 13, 2013, the Company replaced its previous $25 million share repurchase program, pursuant to which the Company had spent approximately $16 million, with a new $50 million share repurchase program. Share repurchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. The timing and amount of any share repurchases are determined by the Company’s management based on its evaluation of market conditions, the trading price of the stock, regulatory requirements and other factors. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

For the three and nine months ended September 30, 2013, the Company repurchased 188,258 and 948,743 shares of its common stock at an average price of $30.20 and $21.39 per share at a cost of approximately $5,685,000 and $20,292,000, respectively. At September 30, 2013, approximately $46,163,000 remained available under the Company’s share repurchase program.

9. Stock Based Awards

        The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Restricted stock units with service-based vesting conditions generally vest over a three-year period while restricted stock units with market-based vesting conditions generally vest over two or three-year periods. Certain stock-based awards provide for accelerated vesting if there is a change in control. On May 23, 2013, the Company’s stockholders approved an amendment to the 2009 Plan that increased the shares available to grant under the plan by 1,400,000 shares. As of September 30, 2013, there were 1,460,866 shares available for grant under the 2009 Plan.

The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of stock options. The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of comparable public companies over the option’s expected term as well as its own stock price volatility since the Company’s IPO. The Company estimates expected term based on historical exercise activity and giving consideration to the contractual term of the options, vesting schedules, employee turnover, and expectation of employee exercise behavior. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate for periods within the estimated life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. Historical employee turnover data is used to estimate pre-vesting stock option forfeiture rates. The compensation expense is amortized on a straight-line basis over the requisite service period of the stock award, which is generally four years for options.

The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Risk-free interest rate	0.73%	1.36%	0.73% - 0.87%	0.87% - 1.36%
Expected term (in years)	6.25	6.25	5.56 - 6.25	6.25
Volatility	55%	55%	55% - 60%	55%

The following table summarizes stock option activity:

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2013	2,941,098	$25.90	7.2	$14,173,945

Granted	186,125	22.22
Exercised	(264,678)	9.55		$4,925,660

Forfeited	(264,265)	33.33

Outstanding at September 30, 2013	2,598,280	$26.56	6.5	$21,147,290

Exercisable at December 31, 2012	1,361,728	$17.16	5.6	$13,090,809

Exercisable at September 30, 2013	1,564,060	$22.91	5.5	$17,450,003

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock on December 31, 2012 and September 30, 2013, of $22.41 and $31.05 per share, respectively, or at time of exercise, and the exercise price of the options.

The weighted average grant date fair value of stock options issued for the year ended December 31, 2012 and for the nine months ended September 30, 2013, was $18.57 and $11.60 per share, respectively.

During the three and nine months ended September 30, 2013, the Company granted 337,675 and 709,045 restricted stock units, respectively, containing time-based vesting conditions which generally lapse over a three year period.

In August 2013, the Company granted 74,000 restricted stock units containing market-based vesting conditions which vest upon the achievement of a total shareholder return target (“TSR units”) measured over the performance period which ranges from two to three years. The number of TSR units that will vest is based on the achievement of the Total Shareholder Return which can range from 0% of the target shares to 200% of the target shares, or 148,000, and is also based upon continued employment of the participant over the vesting period which ranges from two to three years. The TSR units are valued using a Monte Carlo simulation model. The number of awards expected to be earned, based on achievement of the TSR market condition, is factored into the grant date Monte Carlo valuation for the TSR unit. Compensation cost is recognized regardless of the actual number of awards that are earned based on the market condition. Expected volatility is based on the Company’s historical volatility. The risk-free interest rate is based upon U.S. Treasury securities with a term similar to vesting term of the restricted stock unit.

The assumptions used in the Monte Carlo simulation model include (but are not limited to) the following:

Three months ended September 30, 2013
Risk-free interest rate	0.62%
Volatility	54%

Compensation cost is recognized on a straight-line basis over the requisite service period. At September 30, 2013, all of the TSR units granted in August 2013 remain outstanding.

The following table summarizes all restricted stock unit activity:

	Number of shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2013	782,805	$31.14
Restricted stock units granted	783,045	26.62
Restricted stock units vested	(232,143)	32.09
Restricted stock units forfeited	(119,968)	28.67

Unvested as of September 30, 2013	1,213,739	$28.29

The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Cost of revenue	$134,103	$157,579	$349,073	$541,544
Research and development	843,930	834,925	2,000,097	2,896,579
Sales and marketing	1,519,973	1,594,410	3,370,642	5,821,207
General and administrative	1,835,546	2,025,972	4,686,747	5,635,311

	$4,333,552	$4,612,886	$10,406,559	$14,894,641

As of September 30, 2013, there was approximately $41,797,359 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock awards which are expected to be recognized over a weighted average period of 2.2 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

10. Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in Massachusetts, Hungary, Australia, the United Kingdom, Ireland and India that expire through 2023.

In April 2012, the Company entered into a lease for a new corporate headquarters located in Boston, Massachusetts. The landlord was obligated to rehabilitate the existing building and the lease term began in April 2013 and extends through July 2023. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $41.3 million. Pursuant to the terms of the lease, the landlord was responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements were billed by the landlord to the Company as additional rent. These excess costs total $5.6 million, all of which was paid as of September 30, 2013. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable standby letter of credit which is collateralized by a bank deposit in the amount of approximately $3.5 million or 105 percent of the security deposit. The security deposit is classified as restricted cash. The lease includes an option to extend the original term of the lease for two successive five year periods.

In October 2012, the Company entered into a lease for new office space in Dublin, Ireland. The term of the new office space began in October 2012 and extends through October 2022. The approximate annual lease payments for the new office space are $165,000 (EUR 122,000). The lease agreement required a security deposit of approximately $253,000 (EUR 187,000) and contains a termination option which allows the Company to terminate the lease pursuant to certain lease provisions.

In September 2013, the Company entered into a lease for new office space in Sydney, Australia. The term of the new office space begins in December 2013 and extends through May 2017. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $663,000 (AUD 711,000). The lease agreement required a bank guarantee of approximately $115,000 (AUD 123,000). The bank guarantee will be classified as restricted cash.

Rent expense under all leases was approximately $793,000 and $1,642,000 for the three months ended September 30, 2012 and 2013, respectively, and $2,359,000 and $4,295,000 for the nine months ended September 30, 2012 and 2013, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements totaled approximately $821,000 and $1,106,000 for the three months ended September 30, 2012 and 2013, respectively and $2,207,000 and $3,434,000 for the nine months ended September 30, 2012 and 2013, respectively.

On July 2, 2013, the Company entered into an agreement to purchase a software asset. The Company will pay between $7.0 million and $12.0 million for the asset depending on the type and timing of the final deliverables from the seller. Payment is expected to be made in the fourth quarter of 2013, and the purchased asset will be included in Intangible Assets.

Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows at September 30, 2013:

Years Ending December 31
2013 (Three months ending December 31) (1)	$14,366,000
2014	7,892,000
2015	5,902,000
2016	5,827,000
2017	4,492,000
Thereafter	25,264,000

Total minimum lease payments	$63,743,000

(1)	Assumes the Company will pay $12.0 million for the purchased software asset in the fourth quarter of 2013.

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

On November 21, 2012, the Company filed suit against Pragmatus Telecom LLC, or Pragmatus, in the U.S. District Court for the District of Delaware (Civil Action No. 12-1507) seeking a declaratory judgment that the Company’s products do not infringe three patents allegedly owned by Pragmatus after certain of the Company’s customers received letters from Pragmatus claiming that their use of certain LogMeIn services infringed upon those patents. On March 29, 2013, the Company and Pragmatus entered into a License Agreement, which granted the Company a fully-paid license covering the patents at issue. The Company paid Pragmatus a one-time license fee in connection with the License Agreement in April 2013. As a result, the Company’s declaratory judgment action was dismissed by the court on May 3, 2013.

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

We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers, customer service centers, OEMs, and consumers. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the nine months ended September 30, 2013, we generated revenues of $121.1 million, compared to $101.9 million for the nine months ended September 30, 2012, an increase of 18.9%. In fiscal 2012, we generated revenues of $138.8 million.

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

•	We continue to closely monitor current adverse economic conditions, particularly as they impact SMBs, IT service providers and consumers. We are unable to predict the likely duration and severity of the current adverse economic conditions in the United States and other countries, but the longer the duration the greater risks we face in operating our business.

•	We believe that competition will continue to increase from existing competitors or new competitors that enter the market. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

•	We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.

•	There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. We have been, and may in the future be, subject to third party patent infringement or other intellectual property-related lawsuits as we face increasing competition and become increasingly visible. Any adverse determination related to intellectual property claims or litigation could adversely affect our business, financial condition and operating results.

Sources of Revenue

We derive our revenue primarily from subscription fees for our premium services from SMBs, IT service providers, mobile carriers, customer service centers, OEMs and consumers. The majority of our customers subscribe to our services on an annual basis and pay in advance, typically with a credit card, for their subscription. A smaller percentage of our customers subscribe to our services on a monthly basis through either month-to-month commitments or annual commitments that are then paid monthly with a credit card. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period.

Employees

We had 615 full-time employees at September 30, 2013 as compared to 575 at December 31, 2012 and 535 at September 30, 2012.

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

Cost of Revenue. Cost of revenue consists primarily of costs associated with our data center operations and customer support centers, including wages and benefits for personnel, telecommunication and hosting fees for our services, equipment maintenance, software license and maintenance fees and depreciation. Additionally, amortization expense associated with the acquired software and technology as well as internally developed software is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers is related to the number of customers who subscribe to our services and the complexity and redundancy of our services and hosting infrastructure. We expect these expenses to increase in absolute dollars but remain relatively constant as a percentage of revenue as we continue to grow our customer base and service offerings.

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, professional fees associated with outsourced development projects and depreciation associated with assets used in development. We have focused our research and development efforts on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Europe. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized approximately $0.4 million and $0.7 million for the nine months ended September 30, 2012 and 2013, respectively, of costs related to internally developed computer software to be sold as a service, which was incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our services but will remain relatively constant as a percentage of revenue.

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

        General and Administrative. General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, legal, finance and accounting personnel, professional fees, insurance and other corporate expenses. We expect general and administrative expenses related to personnel, internal information systems, audit, accounting and insurance costs will increase in absolute dollars but remain relatively constant as a percentage of revenue as we continue to support the growth of our business. Due to the current status of the 01 Communique litigation and the resolution of the Pragmatus litigation (see note 10 to the condensed consolidated financial statements) we expect legal costs, which are included in general and administrative expenses, to remain relatively constant with current levels but decrease from prior periods. However, in the event that the current status of the 01 Communique litigation changes, general and administrative expense may increase significantly from current levels due to increased legal costs.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•	Revenue recognition;

•	Income taxes;

•	Goodwill and acquired intangible assets;

•	Stock-based compensation; and

•	Loss contingencies.

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2013	2012	2013
Revenue	100%	100%	100%	100%
Cost of revenue	10	11	10	11

Gross profit	90	89	90	89

Operating expenses:
Research and development	19	18	19	18
Sales and marketing	52	52	51	54
General and administrative	15	14	15	20
Amortization of acquired intangibles	—	—	—	—

Total operating expenses	86	84	85	92

Income (loss) from operations	4	5	5	(3)
Interest and other expense, net	1	—	—	—

Income (loss) before income taxes	5	5	5	(3)
Provision for income taxes	(3)	(5)	(4)	(3)

Net income (loss)	2%	—%	1%	(6)%

Three Months Ended September 30, 2012 and 2013

Revenue. Revenue increased $7.6 million, or 21%, from $35.4 million for the three months ended September 30, 2012 to $43.0 million for the three months ended September 30, 2013. The majority of the increase was due to an increase in revenue from new subscribers to our premium services, as our total number of subscribers increased from approximately 435,000 subscribers at September 30, 2012 to approximately 558,000 subscribers at September 30, 2013, and incremental add-on revenues from our existing customer base. The increase in new subscribers was driven in part by a business model change that requires users with LogMeIn Free installed on more than ten host computers to purchase a Central subscription in order to access all of their host computers.

Cost of Revenue. Cost of revenue increased $1.0 million, or 27%, from $3.7 million for the three months ended September 30, 2012 to $4.7 million for the three months ended September 30, 2013. As a percentage of revenue, cost of revenue was 10% and 11% for the three months ended September 30, 2012 and 2013, respectively. The increase in absolute dollars was primarily a result of an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. The costs associated with managing our data centers and the hosting of our services increased by $0.9 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012 due to the expansion of our data center capacity. The total increase in cost of revenue was also due to a $0.1 million increase in rent expense.

Research and Development Expenses. Research and development expenses increased $0.9 million, or 13%, from $6.8 million for the three months ended September 30, 2012 to $7.7 million for the three months ended September 30, 2013. As a percentage of revenue, research and development expenses were 19% and 18% for the three months ended September 30, 2012 and 2013, respectively. The increase in absolute dollars was primarily due to a $0.7 million increase in personnel-related costs from the hiring of additional employees to improve the ease of use and functionality of our existing services and develop new service offerings. Included in the increase in personnel-related costs is a $1.2 million increase in salary, wages, bonus and benefits and tax expense. This was offset by a $0.4 million decrease in contingent bonus expense related to the Xively acquisition. The total increase in research and development expenses was also due to a $0.1 million increase in department meeting expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased $4.1 million, or 23%, from $18.2 million for the three months ended September 30, 2012 to $22.3 million for the three months ended September 30, 2013. As a percentage of revenue, sales and marketing expenses were 52% for both the three months ended September 30, 2012 and 2013. The increase in absolute dollars was primarily due to a $2.2 million increase in personnel-related costs, including salary, wages, bonus and benefits and tax expense, from the hiring of additional employees to support our growth in sales and expand our marketing efforts. The total increase in sales and marketing expenses was also due to a $0.9 million increase in marketing program costs, a $0.5 million increase in rent expense, a $0.2 million increase in credit card transaction fees, a $0.1 million increase in department meeting expenses and a $0.1 million increase in hardware and software maintenance costs.

General and Administrative Expenses. General and administrative expenses increased $0.9 million, or 19%, from $5.0 million for the three months ended September 30, 2012 to $5.9 million for the three months ended September 30, 2013. As a percentage of revenue, general and administrative expenses were 15% and 14% for the three months ended September 30, 2012 and 2013, respectively. The increase in absolute dollars was primarily due to a $0.8 million increase in personnel-related costs, including salary, wages, bonus and benefits and tax expense, as we increased the number of general and administrative employees to support our overall growth. Included in the increase in personnel-related costs is a $0.2 million increase in stock-based compensation. The total increase in general and administrative expenses was also attributable to a $0.1 million increase in rent expense.

Amortization of Acquired Intangibles. Amortization of acquired intangibles were $0.1 million and $0.2 million for the three months ended September 30, 2012 and 2013, respectively. The amortization of acquired intangibles for the three months ended September 30, 2012 and 2013 related primarily to intangible assets acquired as part of our January 2012 acquisition of Bold. The $0.1 million increase in amortization of acquired intangibles is primarily related to an increase in amortization of domain names.

Interest and Other Income, Net. Interest and other income, net was income of approximately $0.2 million and $0 for the three months ended September 30, 2012 and 2013, respectively. The decrease in income was primarily related to an increase in foreign currency losses, as well as a decrease in interest income earned on marketable securities.

Income Taxes. We recorded a provision for federal, state and foreign income taxes of approximately $1.1 million and $2.2 million for the three months ended September 30, 2012 and 2013, respectively. The increase in the tax provision recorded in the three months ended September 30, 2013 is primarily due to additional federal and state income taxes incurred as a result of increased profitability in the United States.

Net Income (Loss). For the three months ended September 30, 2013, revenue increased $7.6 million while cost of revenue increased $1.0 million, operating expenses increased $6.0 million, other expense increased $0.3 million, and our tax provision increased $1.2 million, resulting in an approximately $0.7 million decrease in net income.

The $7.6 million increase in revenue is primarily due to an increase in revenue from new customers, driven in part by the business model change in our Central product, and add-on revenues from our existing customer base.

The $1.0 million increase in cost of revenue is primarily due to a $0.9 million increase in costs to manage our data centers and the hosting of our services and a $0.1 million increase in rent expense.

The $6.0 million increase in operating expenses is primarily due to a $3.7 million increase in personnel-related costs, including salary, wages, bonus and benefits and tax expense, a $0.9 million increase in marketing programs, a $0.7 million increase in rent related costs, a $0.3 million increase in department meeting expenses, a $0.2 million increase in credit card transaction fees, a $0.2 million increase in hardware and software maintenance costs and a $0.1 million increase in depreciation expense. This was offset by a $0.1 million decrease in patent litigation related expense. Included in the increase in personnel-related costs is a $0.3 million increase in stock-based compensation, offset by a $0.5 million decrease in contingent bonus expense primarily related to the Xively acquisition.

The $1.2 million increase in our tax provision is primarily due to a provision for federal, state, and foreign income taxes of $1.1 million for the three months ended September 30, 2012, compared to a provision of $2.2 million for the three months ended September 30, 2013.

Nine Months Ended September 30, 2012 and 2013

Revenue. Revenue increased $19.2 million, or 19%, from $101.9 million for the nine months ended September 30, 2012 to $121.1 million for the nine months ended September 30, 2013. The majority of the increase was due to an increase in revenue from new subscribers to our premium services, as our total number of subscribers increased from approximately 435,000 at September 30, 2012 to approximately 558,000 subscribers at September 30, 2013, and incremental add-on revenues from our existing customer base. The increase in new subscribers was driven in part by a business model change that requires users with LogMeIn Free installed on more than ten host computers to purchase a Central subscription in order to access all of their host computers.

Cost of Revenue. Cost of revenue increased $3.3 million, or 32%, from $10.5 million for the nine months ended September 30, 2012 to $13.9 million for the nine months ended September 30, 2013. As a percentage of revenue, cost of revenue was 10% and 11% for the nine months ended September 30, 2012 and 2013, respectively. The increase in absolute dollars was primarily a result of an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. The costs associated with managing our data centers and the hosting of our services increased by $2.7 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 due to the expansion of our data center capacity. The increase was also due to a $0.4 million increase in personnel-related costs, including stock-based compensation, as we increased the number of customer support employees to support our overall growth, and a $0.3 million increase in rent expense.

Research and Development Expenses. Research and development expenses increased $2.3 million, or 12%, from $19.7 million for the nine months ended September 30, 2012 to $22.0 million for the nine months September 30, 2013. As a percentage of revenue, research and development expenses were 19% and 18% for the nine months ended September 30, 2012 and 2013, respectively. The increase in absolute dollars was primarily due to a $2.1 million increase in personnel-related costs, from the hiring of additional employees to improve the ease of use and functionality of our existing services and develop new service offerings. Included in the increase in personnel-related costs is a $2.9 million increase in salaries, wages, bonus and benefits and tax expense and a $0.9 million increase in stock-based compensation. These were offset by a $1.3 million decrease in contingent bonus expense primarily related to the Xively acquisition and $0.3 million increase in personnel-related costs, related to internally developed computer software to be sold as a service, which was incurred during the application development stage and therefore capitalized rather than expensed. The increase in total research and development expenses was also due to a $0.2 million increase in department meeting expenses.

Sales and Marketing Expenses. Sales and marketing expenses increased $13.9 million, or 27% from $51.5 million for the nine months ended September 30, 2012 to $65.5 million for the nine months ended September 30, 2013. As a percentage of revenue, sales and marketing expenses were 51% and 54% for the nine months ended September 30, 2012 and 2013, respectively. The increase in absolute dollars was primarily due to a $7.2 million increase in personnel-related costs, including salary, wages, bonus, commissions, relocation and benefits and tax expense, from the hiring of additional employees to support our growth in sales and expand our marketing efforts. Included in the increase in personnel-related costs is a $2.5 million increase in stock-based compensation. The increase in total sales and marketing expenses was also due to a $3.8 million increase in marketing program costs, a $1.2 million increase in rent expense, a $0.7 increase in credit card processing fees, a $0.5 million increase in department meeting expenses, a $0.3 million increase in professional fees and a $0.3 million increase in hardware and software maintenance costs.

General and Administrative Expenses. General and administrative expenses increased $9.1 million, or 62%, from $14.7 million for the nine months ended September 30, 2012 to $23.8 million for the nine months ended September 30, 2013. As a percentage of revenue, general and administrative expenses were 15% and 20% for the nine months ended September 30, 2012 and 2013, respectively. The increase in absolute dollars was primarily due to a $5.2 million increase in legal costs associated with our defense against the patent infringement claims made by 01 Communique, as well as a $1.2 million expense associated with the Pragmatus License Agreement. The increase was also due to a $2.5 million increase in personnel-related costs, including salary, wages, bonus, recruiting and benefits and tax expense, as we increased the number of general and administrative employees to support our overall growth. Included in the increase in personnel-related costs is a $0.9 million increase in stock-based compensation. The total increase in general and administrative expense is also due to a $0.3 million increase in rent expense.

Amortization of Acquired Intangibles. Amortization of acquired intangibles for the nine months ended September 30, 2012 and 2013 were $0.4 million and $0.5 million, respectively. The amortization of acquired intangibles for the nine months ended September 30, 2012 and 2013 related primarily to intangible assets acquired in our January 2012 acquisition of Bold. The $0.1 million increase in amortization of acquired intangibles is primarily related to an increase in amortization of domain names.

Interest and Other Income, Net. Interest and other income, net was income of approximately $0.2 million and $0.7 million for the nine months ended September 30, 2012 and 2013, respectively. The increase of $0.5 million was primarily related to an increase in foreign currency gains offset by a decrease in interest income earned on marketable securities.

        Income Taxes. During the nine months ended September 30, 2012 and September 30, 2013, we recorded a provision for federal, state and foreign income taxes of approximately $3.8 million and $3.4 million, respectively. The decrease in the tax provision is due to the Company generating profits primarily in the United States which are offset by losses in certain foreign jurisdictions where there is no corresponding benefit.

Net Income (Loss). For the nine months ended September 30, 2013, revenue increased $19.2 million while cost of revenue increased $3.3 million, operating expenses increased $25.4 million, our tax provision decreased $0.4 million and other income, net increased $0.6 million, resulting in approximately an $8.6 million decrease in net income.

The $19.2 million increase in revenue is primarily due to an increase in revenue from new customers, driven in part by the business model change in our Central product, and add-on revenues from our existing customer base.

The $3.3 million increase in cost of revenue is primarily due to a $2.7 million increase in costs to manage our data centers and the hosting of our services, a $0.4 million increase in personnel-related costs, and $0.3 million increase in rent expense.

The $25.4 million increase in operating expenses is primarily due to a $11.8 million increase in personnel-related costs, including salary, wages, bonus commissions, relocation and benefits and tax expense, a $5.2 million increase in legal fees associated with our defense against the patent infringement claims made by 01 Communique, a $3.8 million increase in marketing program costs and a $1.2 million increase in expense associated with the Pragmatus License Agreement. Included in the increase in personnel-related costs is a $4.3 million increased in stock-based compensation offset by a $1.5 million decrease in contingent bonus expense, primarily related to the Xively acquisition.

The increase in operating expenses was also due to a $1.6 million increase in rent expense, a $0.7 million increase in credit card processing fees, a $0.6 million increase in department meeting expenses, a $0.3 million increase in hardware and software maintenance costs and a $0.3 million increase in professional services expense.

The $0.4 million decrease in our tax provision is primarily due to a provision for federal, state, and foreign income taxes of $3.8 million for the nine months ended September 30, 2012, compared to a $3.4 million for the nine months ended September 30, 2013.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Nine Months Ended September 30,
	2012	2013
	(in thousands)
Net cash provided by operations	$22,187	$17,811
Net cash used in investing activities	(28,463)	(11,033)
Net cash provided by (used in) financing activities	7,150	(18,769)
Effect of exchange rate changes	526	(957)

Net increase (decrease) in cash	$1,400	$(12,948)

At September 30, 2013, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $199.4 million.

Cash Flows From Operating Activities

Net cash provided by operating activities during the nine months ended September 30, 2012 were mainly attributable to non-cash operating expenses, including $10.4 million for stock compensation, and $4.4 million for depreciation and amortization. Net cash inflows from operating activities were also attributable to a $6.6 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth, and a $4.3 million increase in accounts payable and accrued expenses, offset by a $1.8 million increase in accounts receivable, a $0.6 million decrease in other long-term liabilities, and a $0.9 million increase in prepaid expenses and other current assets.

Net cash provided by operating activities during the nine months ended September 30, 2013 were mainly attributable to non-cash operating expenses, including $14.9 million for stock compensation and $5.7 million for depreciation and amortization. The net cash inflows from operating activities were also attributable to a $10.6 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth, a $1.8 million decrease in accounts receivable and a $1.1 million increase in accrued expenses. These were offset by a $5.0 million increase in prepaid expenses and other current assets, a $2.2 million decrease in accounts payable, and a $2.1 million increase in other assets. The increase in prepaid expenses and other current assets is primarily associated with a $4.3 million increase in prepaid taxes. The increase in other assets is attributable to a $2.1 million increase in long-term prepaid rent for our Boston office. We expect that our future cash flows from operating activities will be impacted by the payment of legal fees associated with our defense against the patent infringement claims made by 01 Communique, although to a lesser extent than previous periods, and by the contingent payments associated with the Bold acquisition.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2012 was primarily related to the acquisition of Bold for $14.8 million, net of cash acquired, and the purchase of $120.1 million of marketable securities offset by proceeds of $115.0 million from redemption and maturity of marketable securities. Net cash used in investing activities also related to the addition of $4.2 million in property and equipment mainly related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure and expansion of our offices. Restricted cash and deposits also increased $3.6 million as a result of the letter of credit associated with the lease of our new corporate headquarters in Boston. We also had $0.8 million in intangible asset additions related to the purchase of domain names, trademarks and internally developed software.

Net cash used in investing activities for the nine months ended September 30, 2013 was primarily related to payments of $9.7 million in property and equipment mainly related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure and the relocation of our corporate headquarters to Boston. Net cash used in investing activities also related to $1.1 million in intangible asset additions related to internally developed software and the purchase of domain names and trademarks as well as the purchase of $65.4 million of marketable securities offset by proceeds of $65.0 million from redemption and maturity of marketable securities.

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

Net cash used in financing activities for the nine months ended September 30, 2013 was primarily related to the purchase of $20.3 million of treasury stock as well as a $1.5 million payment for payroll taxes related to the vesting of restricted stock units, offset by $2.5 million in proceeds received from the issuance of common stock upon exercise of stock options and a $0.6 million income tax benefit from the exercise of stock options.

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

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$48,691,000	5,883,000	11,629,000	9,268,000	21,911,000
Hosting service agreements	3,052,000	2,772,000	280,000	—	—
Purchase obligations (1)	12,000,000	12,000,000	—	—	—

Total	$63,743,000	$20,655,000	$11,909,000	$9,268,000	$21,911,000

(1)	Assumes the Company will pay $12.0 million for the purchased software asset in the fourth quarter of 2013.

        The commitments under our operating leases shown above consist primarily of lease payments for our new corporate headquarters located in Boston, Massachusetts (see Note 10 to the Condensed Consolidated Financial Statements), our offices located in Hungary, Australia, the United Kingdom, Ireland, and India, as well as our contractual obligations related to our data centers.

In April 2012, we entered into a lease for a new corporate headquarters located in Boston, Massachusetts. The landlord was obligated to rehabilitate the existing building and the lease term began in April 2013 and extends through July 2023. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $41.3 million. Pursuant to the terms of the lease, the landlord was responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements were billed by the landlord to us as additional rent. These excess costs total $5.6 million and were paid as of September 30, 2013. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable standby letter of credit which is collateralized by a bank deposit in the amount of approximately $3.5 million or 105 percent of the security deposit. The security deposit is classified as restricted cash. The lease includes an option to extend the original term of the lease for two successive five year periods.

In October 2012, we entered into a lease for new office space in Dublin, Ireland. The term of the new office space began in October 2012 and extends through October 2022. The approximate annual lease payments for the new office space are $165,000 (EUR 122,000). The lease agreement required a security deposit of approximately $253,000 (EUR 187,000) and contains a termination option which allows us to terminate the lease pursuant to certain lease provisions.

On July 2, 2013, we entered into an agreement to purchase a software asset. We are obligated to pay between $7.0 million and $12.0 million for the asset depending on the type and timing of the final deliverables from the seller. Payment is expected to be made in the fourth quarter of 2013, and the purchased asset will be included in Intangible Assets.

In September 2013, we entered into a lease for new office space in Sydney, Australia. The term of the new office space begins in December 2013 and extends through May 2017. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $663,000 (AUD 711,000). The lease agreement required a bank guarantee of approximately $115,000 (AUD 123,000). The bank guarantee will be classified as restricted cash.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a result of the majority of our research and development expenditures being made from our Hungarian research and development facilities, and in our international sales and marketing offices in the United Kingdom, Australia, Ireland, Brazil and India. In the nine months ended September 30, 2013, approximately 12%, 7%, 4% and 2% of our operating expenses occurred in our operations in Hungary, the United Kingdom, Ireland and Australia, respectively, and less than 1% each in India and Brazil, respectively. In the nine months ended September 30, 2012, approximately 14%, 2%, 9%, 2% and 1% of our operating expenses occurred in our operations in Hungary, The Netherlands, the United Kingdom, Australia and Japan, respectively, and less than 1% each in Brazil and India, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

        Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We experienced net losses of $5.4 million for 2008. During the third quarter of 2008, we achieved profitability and reported net income for the first time. For the last three fiscal years, we reported net income of $21.1 million for 2010, $5.8 million for 2011 and $3.6 million for 2012. For the nine months ended September 30, 2013, we reported a net loss of $7.2 million, primarily due to legal fees incurred in connection with our defense against the patent infringement claims made by 01 Communique and the Pragmatus License Agreement, both of which occurred in the first quarter of 2013. We expect to continue making significant future expenditures to develop and expand our business. We cannot be certain that we will attain profitability again in the near future or at all. Our growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this report and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, we may not be able to maintain profitability, and we may incur significant losses for the foreseeable future.

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

Our business strategy includes acquiring complementary services, technologies or businesses. For example, in July 2011 we acquired substantially all of the assets and liabilities of Connected Environments (BVI) Ltd. and Connected Environments Ltd. and their Internet of Things service, which would become Xively, and in January 2012 we acquired substantially all of the assets and liabilities of Bold Software, LLC and its BoldChat service. We also may enter into relationships with other businesses to expand our portfolio of services or our ability to provide our services in foreign jurisdictions, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult and expensive, and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close.

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

For the last three fiscal years, our revenue has grown from $101.1 million in 2010 to $119.5 million in 2011 and to $138.8 million in 2012. For the nine months ended September 30, 2013, we reported revenue of $121.1 million. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.

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

Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until October 24, 2013, our common stock has traded as high as $49.50 and as low as $15.15. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a) Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended September 30, 2013.

(b) Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the three months ended September 30, 2013.

(c) Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)

July 1, 2013 - July 31, 2013	39,660	$28.83	39,660	9,249,479

August 1, 2013 - August 31, 2013	59,598	29.95	59,598	48,919,484

September 1, 2013 - September 30, 2013	89,000	30.98	89,000	46,162,569

Total	188,258	$30.20	188,258

(1)	From February 12, 2013 through August 12, 2013, we purchased an aggregate of 823,743 shares pursuant to the $25 million share repurchase program approved by our board of directors on February 12, 2013. Effective August 13, 2013, we replaced our previous $25 million share repurchase program with a new $50 million share repurchase program. As of September 30, 2013, we have purchased an aggregate of 125,000 shares pursuant to the new $50 million share repurchase program.

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

LOGMEIN, INC.

Date: October 25, 2013	By:	/s/ Michael K. Simon

Michael K. Simon
President and Chief Executive Officer (Principal Executive Officer)

Date: October 25, 2013	By:	/s/ James F. Kelliher

James F. Kelliher
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

10.1	Separation Agreement dated October 10, 2013 between the Company and Michael Ewing

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.