Form 10-K
period 2013-12-31
LogMeIn, Inc.
filed 2014-03-10
CIK 1420302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-34391

LOGMEIN, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1515952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Summer Street Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)

(781) 638-9050

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.01 par value	NASDAQ Global Select Market

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Select Market on June 30, 2013 was $503,068,233.

As of February 28, 2014, the registrant had 24,209,056 shares of Common Stock, $0.01 par value per share, outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for the 2014 annual stockholders’ meeting to be held on May 22, 2014 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

Overview

LogMeIn provides a portfolio of secure, easy-to-use cloud-based offerings aimed at addressing the evolving needs of businesses, their employees and their customers in today’s universally connected world. Our solutions are used by tens of millions of professionals to connect and collaborate with colleagues and customers from virtually anywhere on virtually any Internet-enabled device. Hundreds of thousands of small and medium businesses use our solutions to manage distributed work environments and embrace employee-owned technology in the workplace. Thousands of service providers, including many of the world’s largest hardware and software companies, web hosting providers, retailers and telecommunications providers, use our solutions to service and support their customers across mobile, social and online channels. And dozens of businesses have accelerated the creation and deployment of next-generation Internet-connected devices and services by leveraging our cloud infrastructure. Our services range from free downloadable mobile and web-based collaboration apps and state-of-the-art SaaS-based professional helpdesk solutions to a cloud-based Platform-as-a-Service offering for the Internet of Things, all of which are accessible from anywhere with an Internet connection. As of December 31, 2013, our services have connected over 250 million smartphones, tablets, computers and other Internet-enabled devices. With tens of millions of users and hundreds of millions of sessions, we believe our cloud-services are used to connect more Internet-enabled devices — smartphones, tablets, PCs, Macs and sensor-enabled devices — worldwide than any other connectivity platform on the market.

In February 2003, we incorporated under the laws of Bermuda as 3am Labs Ltd. In August 2004, we completed a domestication in the State of Delaware under the name 3am Labs, Inc. We changed our name to LogMeIn, Inc. in March 2006. Our principal executive offices are located at 320 Summer Street, Boston MA 02210. Our website address is www.LogMeIn.com. We have included our website address in this report solely as an inactive textual reference. In 2004, we introduced our first cloud-based connectivity offering, which allowed users to securely connect to remote computer resources, including files, applications and the remote device itself. Used primarily by mobile professionals for the purposes of working remotely and by IT service providers to remotely manage computers and servers, this remote access solution was designed to give users the flexibility to work and interact with their computer resources from any other Internet-connected computer. We have since used this scalable technical foundation to expand the types of devices and data that can be accessed remotely, while introducing a variety of cloud-based offerings or applications built off of this foundation that address today’s collaboration, customer service, IT management and connected product development use cases.

Our services are delivered via the cloud as hosted services, meaning that the technology enabling the use of our services primarily resides on our servers, data centers and IT hardware, rather than those of our users. We call the software, hardware and networking technology used to deliver our cloud-based services “Gravity”. Gravity establishes secure connections over the Internet between two or more Internet-enabled devices and manages the direct transmission of data between remotely connected devices.

We offer free versions of certain services to attract a wide audience of users, and offer premium versions of these services as a means of converting a percentage of this audience into paying subscribers. Our free offerings include Cubby and join.me, which knowledge workers use to collaborate with colleagues and customers, as well as Xively, which can be used by product developers to manage the data and functions of Internet connected, sensor-enabled offerings. All of these free offerings have corresponding subscription-based premium versions that include additional functionality.

We complement our free services with our fee-based, or premium, services that can be easily accessed by users via time-bound free trials. The majority of these premium services are sold on an annual or monthly subscription basis. Our premium service offerings include BoldChat and LogMeIn Rescue, which are used by service professionals to deliver customer service and support for their end customers, and LogMeIn Pro and LogMeIn Central, which are used by IT professionals for remote device management, security, and data protection.

Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, online search, broadcast advertising, expiring free trials that we convert to paid subscribers and direct marketing to new and existing customers. We believe that our sales model of a high volume of new and renewed subscriptions at low transaction prices increases the predictability of our revenues compared to perpetual license-based software businesses. During the fiscal years ended December 31, 2011, 2012 and 2013, we generated revenues of $119.5 million, $138.8 million, and $166.3 million, respectively.

Our Market Opportunity

Our cloud-based connectivity services allow our users to work remotely, use a mix of personal and employer-procured technology for work purposes, support and manage remote computers and other Internet-enabled devices, and collaborate with other users. We believe our services benefit users in the following ways:

•

Increased productivity both in and outside of traditional office environments.    Our collaboration and remote access services allow users to simply host and/or attend Web-based meetings, access and control remote computers, run applications across different platforms and devices and save and share data with the cloud, thereby increasing their mobility and allowing them to remain productive from virtually anywhere on virtually any Internet-enabled device.

•

Reduced set-up, support and management costs.    Our services enable IT staff to administer, monitor and support workers, their applications, their data, and their computers and other Internet-enabled devices from a remote location. Businesses can easily set up our cloud-based services with little or no modification to the remote location’s network or security systems and without the need for upfront technology or software investment. Additionally, our customers are often able to lower their support and management costs by performing their management-related tasks remotely, thereby reducing or eliminating the costs of on-site support and management.

•

Increased end-user and customer satisfaction.    Our customers rely on our services to improve the efficiency and effectiveness of end-user support and customer service. Satisfaction with support and other customer engagement services is primarily measured by customer satisfaction, sales conversions, call-handling time and whether or not an issue is resolved on the first call. Our services enable helpdesk technicians, as well as customer service staff, to quickly and easily engage with users, gain access to and take control over a remote user’s Internet-enabled device. Once connected, technicians can diagnose and resolve problems while interacting with and possibly training the end user. Technicians can also answer questions and resolve common dilemmas via web chat, email, SMS and even social channels, like Twitter.

•

Reliable, fast and secure service.    Our cloud-based services are delivered by a common proprietary platform called “Gravity,” which is designed to ensure that our services are reliable, fast and secure. Gravity achieves redundancy by being physically hosted in seven geographically diverse data centers, four of which are located in the United States, one of which is located in the United Kingdom, one of which is located in Asia and one of which is located in Australia. Gravity transmits data directly between end-point devices, which helps us reduce our bandwidth related costs and enables our services to connect and manage devices at enhanced speeds. Gravity also utilizes industry standard security protocols and is designed to authenticate and authorize users of our services without storing passwords.

•

Easy to try, buy and use.    Our services are simple to install, which allows our prospective customers to use our services within minutes of registering for a trial. Additionally, our low service-delivery costs and hosted delivery model allow us to offer each of our services at competitive prices and to offer flexible payment options.

Our Business Strengths

We believe that the following strengths differentiate us from our competitors and are key to our success:

•

Large established user community.    As of December 31, 2013, tens of millions of customers have connected over 250 million Internet-enabled devices to our services. These users drive awareness of our services through personal recommendations, blogs, social media and other online communication methods and provide us with a significant audience to which we can market and sell premium services.

•

Efficient customer acquisition model.    We believe our free products and our large installed user base help to generate word-of-mouth referrals, which in turn increases the efficiency of our paid marketing activities. Sales of our premium services are generated through word-of-mouth referrals, Web-based advertising, online search, off-line advertising, expiring free trials that we convert to paying customers and marketing to our existing customer and user base. We believe this direct approach to acquiring new customers generates an attractive and predictable return on our sales and marketing expenditures.

•

Technology-enabled cost advantage.    Our service delivery platform, Gravity, establishes secure connections over the Internet between devices and manages the direct transmission of data between them. This patented platform reduces our bandwidth and other infrastructure requirements, which we believe makes our services faster and less expensive to deliver. We believe this cost advantage allows us to offer free services and serve a broader user community than our competitors.

•

Online, cloud-based delivery.    Delivering our services online via the cloud allows us to serve additional customers with little incremental expense and to deploy new applications and upgrades quickly and efficiently to our existing customers.

•

High recurring revenue and high transaction volumes.    We sell a majority of our premium services on a monthly or annual subscription basis, which provides greater levels of recurring revenues and predictability compared to traditional perpetual license-based business models. Approximately 96% of our subscriptions have a one-year term. We believe that our sales model of a high volume of new and renewed subscriptions at low transaction prices increases the predictability of our revenues compared to perpetual licensed-based software businesses.

Growth Strategy

Our objective is to extend our position as a leading provider of essential cloud-based services for all Internet connected devices. To accomplish this, we intend to:

•

Acquire new customers.    We acquire new customers through word-of-mouth referrals from our existing user community and from paid, online advertising designed to attract visitors to our website. We also encourage our website visitors to register for free trials of our premium services. We supplement our online efforts with email and other traditional marketing campaigns and by participating in trade events and Web-based seminars. To increase our sales, we plan to continue to aggressively market our solutions and encourage trials of our services while expanding our sales force.

•

Increase sales to existing customers.    We upsell and cross-sell our broad portfolio of services to our existing premium subscriber customer base. To further penetrate this base, we plan to continue to actively market our portfolio of services through e-commerce and by expanding our sales force.

•

Continue to expand our service portfolio.    We intend to continue to invest in the development of new cloud-based connectivity services for businesses, IT service providers, consumers and mobile professionals.

•

Pursue strategic acquisitions.    We pursue acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy. We also target future acquisitions to expand or add functionality and capabilities to our existing portfolio of services, as well as add new services to our portfolio.

•

Expand internationally.    We offer services in 12 different languages and our services are used in more than 240 countries. We believe there is a significant opportunity to increase our sales internationally. We intend to expand our international sales and marketing personnel and increase our international marketing expenditures to take advantage of this opportunity.

•

Continue to build our user community.    We grow our community of users by marketing our services through paid advertising that targets prospective customers who are seeking essential cloud connectivity services and by offering popular free services, like join me. This strategy improves the effectiveness of our online advertising by increasing our response rates when people seeking remote access, collaboration, customer engagement and data services conduct online searches. In addition, our large and growing community of users drives awareness of our services and increases referrals of potential customers and users.

Our Services

Our core cloud-based services can generally be categorized into four business lines based on customer needs and respective use cases.

Collaboration Cloud.    Our collaboration cloud is comprised of services designed to make it easy for users to interact with and access the computers, devices, data and people that make up their digital world. These individual services are as follows:

•

join.me and join.me pro are our free and premium browser-based online meeting and screen sharing services that give users the ability to quickly and securely host an online meeting with other people. Both services can be initiated through a visit to the http://join.me website, through a small downloadable desktop application or through mobile applications. The free version of join.me provides users with access to basic online meeting and collaboration tools such as file sharing, use of a dedicated VoIP conference line, remote control and in-meeting chat, while users that upgrade to join.me pro receive access to additional key features such as presenter swap, a scheduling tool, the ability to record and recap meetings, on-screen annotation tools and detailed session reporting.

•

Cubby Basic, Cubby Pro and Cubby Enterprise are our cloud-based file syncing, storage and sharing services that allow users to simply and securely share data and files with other people and across all of their Internet-enabled devices, such as smartphones, tablets and computers. All three services can be accessed and used via a Web-browser, a downloadable desktop application and free mobile applications. Users can choose to replicate or “sync” any folder and its contents on their computer with any other computer, mobile device and the cloud, thereby ensuring that their data is available across all of their devices and accessible from virtually anywhere with an Internet connection. Files stored within a user’s “Cubby,” or synced folder, can also be shared with other people by either sending read-only web links or by sending a direct message inviting others into a particular “Cubby,” for access to and collaboration around sets of files. Cubby utilizes the same encryption standards used by many banks to encrypt online banking transactions to ensure that data is secure and can only be decrypted using a combination of encryption keys maintained by LogMeIn and/or the owner of the Cubby account. Cubby Basic provides users with access to 5GB of free cloud storage space. Cubby Pro is a premium offering for individual users that extends the benefits of Cubby Basic through additional, personal security features, the ability to sync files and folders directly between two or more computers without using the cloud, and offers users the ability to purchase additional storage space. Cubby Enterprise is designed for use by teams or entire businesses. It contains all of the features of Cubby Pro in addition to multi-user data sharing and security, and administrative and management controls that be customized by IT professionals or other administrators.

•

LogMeIn Pro is our premium remote access service that provides secure access to a remote computer or other Internet-enabled device from any other Internet connected computer, as well as most modern smartphones and tablets. Once a Pro host is installed on a device, a user can quickly and easily access that device’s desktop, files, applications and network resources remotely from their other Internet-enabled devices. LogMeIn Pro can be rapidly deployed and installed without the need for IT expertise. Users typically engage in a free trial prior to purchase.

Service Cloud.    The services that comprise our service cloud are used by external customer service and support organizations, online retail and web-based businesses, as well as IT outsourcers and internal IT departments to deliver online, cloud-based service and support to customers and their Internet-enabled devices. These services are as follows:

•

LogMeIn Rescue and LogMeIn Rescue+Mobile are our Web-based remote support and customer care services, which are used by helpdesk professionals to provide remote support via the Internet, without the need of pre-installed software. Using LogMeIn Rescue, support and service professionals can communicate with end users through an Internet chat window while diagnosing and repairing computer problems. If given permission by the computer user, the support professional can access, view or even take control of the end user’s computer to take necessary support actions and to train the end user on the use of software and operating system applications. LogMeIn Rescue+Mobile is an add-on of LogMeIn Rescue’s Web-based remote support service that allows call center technicians and IT professionals to remotely access and support Blackberry, Symbian, iOS and Android smartphones and tablets. Technicians can send a text message directing users to download a small software application onto their mobile device, which, once installed, allows the technician to remotely access, control and troubleshoot the phone or tablet.

•

BoldChat is our Web-based live chat service that helps customer service staff, ranging from sales to pre-and-post sale support, to directly engage and provide assistance to visitors to their organization’s website. Key features include real-time visitor monitoring, co-browsing, detailed reporting on chat activity and its overall effectiveness, the ability to define rules that automatically trigger the initiation of a chat window, the ability to route and distribute chats to improve efficiency and the ability to monitor and manage customer conversations on Twitter, email and via SMS messages. Our BoldChat service offerings range from a basic free offering to a fully-featured enterprise offering, with multiple pricing tiers based on the number of users and desired features.

IT Management Cloud.    Our IT management cloud is comprised of services that are used by internal and external IT professionals to manage and secure remote computers and other Internet-enabled devices, automate common IT tasks, manage and secure sensitive data and help ensure the productivity of mobile workers.

•

LogMeIn Central is a Web-based management console that helps IT professionals access, manage and monitor remote computers, deploy software updates and patches, automate IT tasks, and run hundreds of versions of antivirus software. LogMeIn Central is offered as a premium service and works in conjunction with either basic hosts, which are free, or managed hosts, which are an additional premium offering and are priced per computer.

•

AppGuru is an application management product designed to help IT professionals and IT service providers discover, provision and secure both company procured and employee procured cloud and/or Software-as-a-Service applications being used within the workplace. AppGuru works in conjunction with LogMeIn applications like join.me and Cubby, as well as dozens of popular third-party applications like Salesforce.com, Dropbox, Box and NetSuite, etc. AppGuru is currently offered as a beta, and is expected to be generally available as a premium, subscription-based product in 2014.

Connected Object Cloud.    Our connected object cloud is comprised solely of Xively, our Internet of Things Platform-as-a-Service, which may be used by businesses to connect IP-connected and/or sensor-enabled devices that lack a traditional operating system to the Internet, store data generated by these devices, interconnect dis-

parate devices, and create applications to control or monitor these devices. The Xively platform provides the infrastructure needed to help businesses reduce the costs of, and accelerate the time-to-market for, new Internet-connected products, applications and customer services.

Additional Service Offerings.    In addition to the above-described core cloud-based services, we continue to offer the following legacy services:

•

RemotelyAnywhere is a LAN-based systems administration product used to manage personal computers and servers from within the IT system of an enterprise. Unlike our core cloud-based service offerings, RemotelyAnywhere is licensed to customers on a perpetual basis. We also offer annual maintenance services that include software upgrades and support services for this application.

•

LogMeIn Backup is a service that subscribers install on two or more computers to create a backup network and is generally sold as a complement to LogMeIn Central or LogMeIn Pro subscriptions. LogMeIn Backup provides IT service providers a simple backup alternative to offer their customers using storage capacity that they can control. Files can be stored on, and restored to, any PC that the subscriber chooses, using industry-standard encryption protocols for the transmission and storage of the data.

•

LogMeIn Hamachi is a hosted virtual private network, or VPN, service that establishes a computer network among remote computers. LogMeIn Hamachi typically works with existing network and firewall configurations and can be managed from a web browser or the user’s software. Using LogMeIn Hamachi, users can securely communicate over the Internet as if their computers are on the same LAN, allowing for remote access and virtual networking. LogMeIn Hamachi is offered both as a free and paid service, with tiered pricing based on the number of devices connected in each network.

Sales and Marketing

Our sales and marketing efforts are designed to attract prospects to our website, enroll them in free trials of our services and convert them to and retain them as paying customers. We expend sales and marketing resources through a combination of paid and unpaid sources. We also invest in public relations to broaden the general awareness of our services and to highlight the quality and reliability of our services for specific audiences. We are constantly seeking and employing new methods to reach more users and to convert them to paid subscribers. For the twelve months ended December 31, 2011, 2012 and 2013, we spent $57.2 million, $70.1 million and $88.8 million, respectively, on sales and marketing.

New Account Sales.    Our sales are typically preceded by a trial of one of our services, and 98% of our sales transactions are settled via credit card. Our sales operations team manages the processes, systems and procedures that determine whether or not a trial should be managed by a telephone-based sales representative or handled via our e-commerce sales process. As of December 31, 2013, we employed 128 telephone-based sales representatives to manage newly generated trials. In addition, a small sales and business development team concentrates on sales to larger organizations and the formulation of strategic technology partnerships that are intended to generate additional sales.

International Sales.    We currently have sales teams located in Ireland, the United Kingdom, Asia, and Australia focusing on international sales. In the years ended December 31, 2011, 2012 and 2013, we generated approximately 34%, 35% and 34%, respectively, of our revenue outside of the United States. As of December 31, 2011, 2012 and 2013, approximately 39%, 37% and 23% of our long-lived assets were located outside of the United States.

Online Advertising.    We advertise online through pay-per-click spending with search engines, banner advertising with online advertising networks and other websites and email newsletters likely to be frequented by our target consumers, SMBs and IT professionals.

Tradeshows and Events.    We showcase our services at technology and industry-specific tradeshows and events. Our participation in these shows ranges from elaborate presentations in front of large groups to one-on-one discussions and demonstrations at manned booths. In 2013, we attended approximately 80 trade shows and events in the United States, Europe, Asia and Australia.

Offline Advertising.    Our offline print advertising is comprised of publications, such as The Metro, MacLife and VSR Magazine, which are targeted at IT professionals and consumers. We also sponsor advertorials in regional newspapers, which target IT consumers. Additionally, from time-to-time we have advertised using more traditional methods, such as radio and outdoor advertising, in regional markets.

Word-of-Mouth Referrals.    We believe that we have developed a loyal customer and user base, and new customers frequently claim to have heard about us from a current LogMeIn user. Many of our users arrive at our website via word-of-mouth referrals from existing users of our services.

Direct Advertising Into Our User Community.    We have a large existing user community comprised of both free users and paying customers. Users of most of our services come to our website each time they log-in to their account and we use this opportunity to promote additional premium services to them.

Social Media Marketing.    We participate in online communities such as Twitter, Facebook, LinkedIn and YouTube for the purpose of marketing, public relations and customer service. Through these online collaboration sites, we actively engage our users, learn about their needs, and foster word-of-mouth by creating and responding to content about LogMeIn events, promotions, product news and user questions.

Web-Based Seminars.     We offer free online seminars to current and prospective customers designed to educate them about the benefits of online collaboration, remote access, support and administration, particularly with LogMeIn, and guide them in the use of our services. We often highlight customer success stories and focus the seminar on common business problems and key market and IT trends.

Public Relations.    We engage in targeted public relations programs, including issuing press releases announcing important company events and product releases, participating in interviews with reporters and analysts, both general and industry specific and by, attending panel and group discussions and speeches at industry events. We also register our services in awards competitions and encourage bloggers to comment on our products.

Our Infrastructure, Technology and Developments

LogMeIn Gravity Service Delivery Platform.    The majority of our services are delivered via a common proprietary cloud connectivity and data platform called “Gravity,” which consists of software applications, customized databases and web servers. Gravity establishes secure connections over the Internet between remote computers and other Internet-enabled devices and manages the direct transmission of data between remotely connected devices. Gravity is designed to be scalable and serve our large user community at low costs by reducing our bandwidth and other infrastructure requirements, which we believe makes our services faster and less expensive to deliver than other competing services.

The infrastructure-related costs of delivering our services include bandwidth, power, server depreciation and co-location fees. Gravity transmits data using a combination of methods designed to relay data via our data centers and to transmit data over the Internet directly between end-point devices. During the twelve months ended December 31, 2013, more than 94% of the data transmitted by our services was transmitted directly between end-point devices, reducing our bandwidth and bandwidth-related costs.

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

Gravity is physically hosted in seven third-party co-location facilities located in the United States, Europe, Australia and Asia. Our goal is to maintain sufficient excess capacity such that any one of the data centers could fail and the remaining data centers could handle the service load without extensive disruption to our services. During the twelve months ended December 31, 2013, our Gravity service was available 99.99% of the time.

Research and Development.    We have made and intend to continue making significant investments in research and development in order to continue to improve the efficiency of our service delivery platform, improve our existing services and bring new services to market. Our primary engineering organization is based in

Budapest, Hungary, where the first version of our remote access service was developed. Approximately 43% of our employees, as of December 31, 2013, work in research and development. Research and development expenses totaled $20.8 million, $26.4 million and $29.0 million in the years ended December 31, 2011, 2012 and 2013, respectively.

Intellectual Property.    Our intellectual property rights are important to our business. We rely on a combination of copyright, trade secret, trademark, patent and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We also have six issued patents and eleven patents pending and are in the process of filing additional patent applications that cover other features of our services.

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

Competition

The market that we compete in is evolving, and we expect to face additional competition in the future. We believe that the key competitive factors in the market include:

•	service reliability and security;

•	ease of initial setup and use;

•	fitness for use and the design of features that best meet the needs of the target customer;

•	the ability to support multiple device types and operating systems;

•	cost of customer acquisition;

•	product and brand awareness;

•	the ability to reach large fragmented groups of users;

•	cost of service delivery; and

•	pricing flexibility.

We believe that our large user base, efficient customer acquisition model and low service delivery costs enable us to compete effectively against our largest competitors, including Citrix’s Online division and Cisco’s WebEx division. Both companies offer hosted collaboration and remote access-based services. Both of these competitors attract new customers through traditional marketing and sales efforts, while we have primarily focused on building a large-scale community of users. We believe we reach significantly more users than Citrix and WebEx, which allows us to attract paying customers efficiently.

We also currently compete against several smaller competitors, including NTRglobal, TeamViewer, Splashtop and Bomgar. Certain of our solutions also compete with current or potential services offered by Adobe, Apple, Cisco/WebEx, Citrix, Google, IBM, LivePerson, Dropbox, Box, SugarSync, Microsoft and Oracle. Some of our competitors may also offer, currently or in the future, lower priced, or even free, products or services that compete with our services, including Symantec’s pcAnywhere and Microsoft’s Remote Desktop, which comes bundled into most current versions of the Microsoft operating system, and others.

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

Available Information

Copies of the periodic reports that we file with the Securities and Exchange Commission, or SEC, such as our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any other filings may be obtained by the public, free of charge, by visiting the Investors section of our website at https://investor.logmein.com/sec.cfm, as soon as reasonably practicable after they have been filed with the SEC, or by contacting our Investor Relations department at our office address listed above. Additionally, the SEC maintains copies of any materials that we may file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains periodic reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Employees

As of December 31, 2013, we had 613 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Segments

We have determined that we have one operating segment. For more information about our segments, see Note 2 to our Consolidated Financial Statements.

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

We experienced net losses of $5.4 million for 2008. During the third quarter of 2008, we achieved profitability and reported net income for the first time. We reported net income of $5.8 million for 2011 and $3.6 million for 2012. For the 2013 fiscal year we reported a net loss of $7.7 million, primarily due to patent litigation related expenses. We expect to continue making significant future expenditures to develop and expand our business. We cannot be certain that we will attain profitability again in the near future or at all. Our growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including due to the other risks described in this report, and we may encounter unforeseen expenses, difficulties, complications and delays and other unknown events. Accordingly, even if we achieve profitability, we may not be able to maintain such profitability, and we may incur significant losses for the foreseeable future.

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

For additional information please refer to Part I, Item 3 entitled “Legal Proceedings” and Note 11 of the Consolidated Financial Statements.

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

We must continue to attract a large number of customers on a cost-effective basis, many of whom have not previously used cloud-based, remote-connectivity solutions. We rely on a variety of marketing methods to attract new customers to our services, such as paying providers of online services and search engines for advertising space and priority placement of our website in response to Internet searches. Our ability to attract new customers also depends on the competitiveness of the pricing of our services. If our current marketing initiatives are not successful or become unavailable, if the cost of such initiatives were to significantly increase, or if our competitors offer similar services at lower prices, we may not be able to attract new customers on a cost-effective basis and, as a result, our revenue and results of operations would be adversely affected.

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

If our efforts to build a strong brand identity are not successful, we may not be able to attract or retain subscribers and our operating results may be adversely affected.

We believe that building and maintaining a strong brand identity plays an important role in attracting and retaining subscribers to our services, who may have other options from which to obtain their remote connectivity services. In order to build a strong brand, we believe that we must continue to offer innovative remote connectivity services that our subscribers value and enjoy using, and also market and promote those services through effective marketing campaigns, promotions and communications with our user base. From time-to-time, subscribers may express dissatisfaction with our services or react negatively to our strategic business decisions, such as changes that we make in pricing, features or service offerings, including the discontinuance of our free services. To the extent that user dissatisfaction with our services or strategic business decisions is widespread or not adequately addressed, our overall brand identity may suffer and as a result our ability to attract and retain subscribers may be adversely affected, which could adversely affect our operating results.

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

The cloud-based, remote-connectivity services market is characterized by rapid technological change, frequent new service introductions and evolving industry standards. Our ability to attract new customers and increase revenue from existing customers will depend in large part on our ability to enhance and improve our existing services, introduce new services and sell into new markets. To achieve market acceptance for our services, we must effectively anticipate and offer services that meet changing customer demands in a timely manner. Customers may require features and capabilities that our current services do not have. If we fail to develop services that satisfy customer preferences in a timely and cost-effective manner, our ability to renew our services with existing customers and our ability to create or increase demand for our services will be harmed.

We may experience difficulties with software development, industry standards, design or marketing that could delay or prevent our development, introduction or implementation of new services and enhancements. The introduction of new services by competitors, the emergence of new industry standards or the development of entirely new technologies to replace existing service offerings could render our existing or future services obsolete. If our services become obsolete due to wide-spread adoption of alternative connectivity technologies our ability to generate revenue may be impaired. In addition, any new markets into which we attempt to sell our services, including new countries or regions, may not be receptive.

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

Certain of our competitors offer, or may in the future offer, lower priced, or free, products or services that compete with our services. This competition may result in reduced prices and a substantial loss of customers for our services or a reduction in our revenue.

We compete with Citrix Systems, WebEx (a division of Cisco Systems) and others. Certain of our services also compete with current or potential services offered by Microsoft, IBM and Apple. Many of our actual and potential competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied services and larger marketing budgets, as well as greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. If we are not able to compete effectively, our operating results will be harmed.

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

Original equipment manufacturers may in the future seek to build the capability for remote-connectivity solutions into their products. We may compete with our competitors to sell our services to, or partner with, these manufacturers. Our ability to attract and partner with these manufacturers will, in large part, depend on the competitiveness of our services. If we fail to attract or partner with, or our competitors are successful in attracting or partnering with, these manufacturers, our revenue and results of operations would be affected adversely.

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

Our quarterly operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our quarterly operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Fluctuations in our quarterly operating results or guidance may be due to a number of factors, including, but not limited to, those listed below:

•	our ability to renew existing customers, increase sales to existing customers and attract new customers;

•	the amount and timing of operating costs and capital expenditures related to the operation, maintenance and expansion of our business;

•	service outages or security breaches;

•	whether we meet the service level commitments in our agreements with our customers;

•	changes in our pricing policies or those of our competitors;

•	our ability to successfully implement strategic business model changes;

•	the timing and success of new application and service introductions and upgrades by us or our competitors;

•	changes in sales compensation plans or organizational structure;

•	the timing of costs related to the development or acquisition of technologies, services or businesses;

•	seasonal variations or other cyclicality in the demand for our services;

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses;

•	litigation, including class action litigation, involving our company, our services, or our general industry;

•	the purchasing and budgeting cycles of our customers;

•	the financial condition of our customers; and

•	geopolitical events such as war, threat of war or terrorist acts.

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

Certain services we provide enable direct remote access to third-party computer systems. We do not control the use or content of information accessed by our customers through our services. If our services are used to commit fraud or other bad or illegal acts, such as posting, distributing or transmitting any software or other computer files that contain a virus or other harmful component, interfering or disrupting third-party networks, infringing any third party’s copyright, patent, trademark, trade secret or other proprietary rights or rights of publicity or privacy, transmitting any unlawful, harassing, libelous, abusive, threatening, vulgar or otherwise objectionable material, or accessing unauthorized third-party data, we may become subject to claims for defamation, negligence, intellectual property infringement or other matters. As a result, defending such claims could be expensive and time-consuming, and we could incur significant liability to our customers and to individuals or businesses who were the targets of such acts. As a result, our business may suffer and our reputation will be damaged.

We provide minimum service level commitments to some of our customers, the failure of which to meet could cause us to issue credits for future services or pay penalties, which could significantly harm our revenue.

Some of our customer agreements now, and may in the future, provide minimum service level commitments regarding items such as uptime, functionality or performance. If we are unable to meet the stated service level commitments for these customers or our services suffer extended periods of unavailability, we are or may be contractually obligated to provide these customers with credits for future services or pay other penalties. Our revenue could be significantly impacted if we are unable to meet our service level commitments and are required to provide a significant amount of our services at no cost or pay other penalties. We do not currently have any reserves on our balance sheet for these commitments.

If we fail to manage our growth effectively, we may be unable to execute our business plan, maintain high levels of service or address competitive challenges adequately.

For the last three fiscal years, our revenue has grown from $119.5 million in 2011 to $138.8 million in 2012 and to $166.3 million in 2013. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.

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

Our sales cycles for enterprise customers can be long, unpredictable and require considerable time and expense, which may cause our operating results to fluctuate.

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

We currently maintain offices and have sales personnel outside of the United States and are expanding our international operations. Our international expansion efforts may not be successful. In addition, conducting international operations subjects us to new risks that we have not generally faced in the United States.

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

A portion of the technologies we license incorporate so-called “open source” software, and we may incorporate additional open source software in the future. Open source software is generally licensed by its authors or other third parties under open source licenses. If we fail to comply with these licenses, we may be subject to certain conditions, including requirements that we offer our services that incorporate the open source software for no cost, that we make available source code for modifications or derivative works we create based upon, incorporating or using the open source software and/or that we license such modifications or derivative works under the terms of the particular open source license. If an author or other third party that distributes such open source software were to allege that we had not complied with the conditions of one or more of these licenses, we could be required to incur significant legal expenses defending against such allegations and could be subject to significant damages, enjoined from the sale of our services that contained the open source software and required to comply with the foregoing conditions, which could disrupt the distribution and sale of some of our services.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires an annual management assessment of the effectiveness of our internal controls over financial reporting and a report from our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting. We have documented, tested and improved, to the extent necessary, our internal controls over financial reporting for the year ended December 31, 2013. If in the future we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if as part of our process of documenting and testing our internal controls over financial reporting, we or our independent registered public accounting firm identify deficiencies or areas for further attention and improvement, implementing appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our services to new and existing customers.

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

Our business is substantially dependent on market demand for, and acceptance of, the cloud-based model for the use of software.

We derive, and expect to continue to derive, substantially all of our revenue from the sale of cloud-based services. As a result, widespread acceptance and use of the cloud-based business model is critical to our future growth and success. Under the perpetual or periodic license model for software procurement, users of the software typically run applications on their hardware. Because companies are generally predisposed to maintaining control of their IT systems and infrastructure, there may be resistance to the concept of accessing the functionality that software provides as a service through a third party. If the market for cloud-based, software solutions ceases to grow or grows more slowly than we currently anticipate, demand for our services could be negatively affected.

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

Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until February 28, 2014, our common stock has traded as high as $49.50 and as low as $15.15. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	fluctuations in our recorded revenue, even during periods of significant sales order activity;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our services to achieve or maintain market acceptance;

•	changes in market valuations of similar companies;

•	announcements regarding changes to our current or planned products or services;

•	success of competitive products or services;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant services, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation, including class action litigation, involving our company, our services, or our general industry, including announcements regarding developments in on-going litigation matters;

•	additions or departures of key personnel;

•	general perception of the future of the remote-connectivity market or our services;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

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

Our stockholders may from time-to-time seek to acquire a controlling stake in our company, engage in proxy solicitations, advance shareholder proposals or otherwise attempt to effect changes. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short- term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of our Board of Directors and senior management from the pursuit of business strategies. These actions could adversely affect our operations, financial condition and the value of our common stock.

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

None.

ITEM 2. PROPERTIES

As of February 28, 2014, our principal facilities consist of approximately 101,821 square feet of office space at our U.S. headquarters located at 320 Summer Street, Boston, MA 02210 and approximately 37,725 square feet of space at our development facility located in Hungary. We also have leased additional office space in Hungary, Ireland, Australia, the United Kingdom and India. We believe our facilities are sufficient to support our needs through 2014 and that additional space will be available in the future on commercially reasonable terms as needed.

We lease space in third-party facilities from which we operate our seven data centers, four of which are located in the United States, one of which is located in Europe, one of which is located in Asia and one of which is located in Australia.

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

Certain Information Regarding the Trading of Our Common Stock

Our common stock began trading under the symbol “LOGM” on the NASDAQ Global Select Market on July 1, 2009. Prior to that date, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the NASDAQ Global Select Market:

	High	Low
2012
First Quarter	$42.95	$33.45
Second Quarter	$38.00	$29.64
Third Quarter	$34.43	$18.74
Fourth Quarter	$25.12	$19.40
2013
First Quarter	$24.51	$16.12
Second Quarter	$26.54	$16.74
Third Quarter	$32.29	$24.49
Fourth Quarter	$34.56	$29.25

Holders of Our Common Stock

As of February 28, 2014, there were 9 holders of record of shares of our common stock.

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

We did not sell any unregistered securities during the year ended December 31, 2013.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(1)
October 1, 2013 — October 31, 2013	115,000	$31.23	115,000	42,571,305
November 1, 2013 — November 30, 2013	100,000	32.07	100,000	39,363,937
December 1, 2013 — December 31, 2013	104,900	32.74	104,900	35,929,291

Total	319,900	$31.99	319,900

(1)	Effective August 13, 2013, we replaced our previous $25 million share repurchase program with a new $50 million share repurchase program. As of December 31, 2013, we have purchased an aggregate of 444,900 shares pursuant to our $50 million share repurchase program.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders for our common stock for the period from July 1, 2009, the effective date of our initial public offering, through December 31, 2013 against the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index.

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

	Years Ended December 31,
	2009	2010	2011	2012	2013
	(Dollars and shares in thousands, except for per share data)
Consolidated Statement of Operations Data:
Revenue	$74,408	$101,057	$119,461	$138,837	$166,258
Cost of revenue(1)	7,508	9,124	10,574	14,504	18,816

Gross profit	66,900	91,933	108,887	124,333	147,442

Operating expenses:
Research and development(1)	13,149	15,214	20,780	26,361	29,023
Sales and marketing(1)	35,821	45,869	57,156	70,058	88,794
General and administrative(1)	8,297	12,319	19,975	21,338	29,181
Legal settlements	—	—	1,250	—	1,688
Amortization of acquired intangibles(1)	328	338	228	565	682

Total operating expenses	57,595	73,740	99,389	118,322	149,368

Income (loss) from operations	9,305	18,193	9,498	6,011	(1,926)
Interest, net	128	634	862	887	547
Other expense, net	(294)	(219)	(565)	(641)	(89)

Income (loss) before provision for income taxes	9,139	18,608	9,795	6,257	(1,468)
(Provision for) benefit from income taxes	(342)	2,491	(4,034)	(2,691)	(6,214)

Net income (loss)	8,797	21,099	5,761	3,566	(7,682)
Accretion of redeemable convertible preferred stock	(1,311)	—	—	—	—

Net income (loss) attributable to common stockholders	$7,486	$21,099	$5,761	$3,566	$(7,682)

Net income (loss) attributable to common stockholders per share:
Basic	$0.39	$0.91	$0.24	$0.14	$(0.32)
Diluted	$0.37	$0.85	$0.23	$0.14	$(0.32)
Weighted average shares outstanding:
Basic	12,990	23,244	24,176	24,711	24,351
Diluted	14,835	24,840	25,155	25,356	24,351

(1)	Includes stock-based compensation expense and intangible amortization expense as indicated in the following table:

	Years Ended December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Cost of revenue:
Stock-based compensation	$54	$261	$316	$484	$706

Intangible amortization	415	251	566	1,552	1,820

Research and development:
Stock-based compensation	537	638	1,477	2,826	3,761

Sales and marketing:
Stock-based compensation	932	1,553	2,700	4,962	7,242

General and administrative:
Stock-based compensation	1,399	2,540	4,432	6,520	8,005

Amortization of acquired intangibles:
Intangible amortization	328	338	228	565	682

	As of December 31,
	2009	2010	2011	2012	2013
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term marketable securities	$130,246	$167,424	$198,644	$212,092	$189,556
Total assets	142,859	186,677	232,057	279,538	279,613
Deferred revenue, including long-term portion	34,103	42,793	58,264	69,649	85,163
Total liabilities	44,349	56,299	76,251	94,901	112,274
Total equity	98,509	130,378	155,806	184,637	167,339

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

LogMeIn provides essential cloud-based collaboration, IT management and customer service offerings aimed at addressing the evolving multi-device security, management and accessibility requirements of the new mobile workplace. We believe our cloud-based services, which are deployed and accessed from anywhere with an Internet connection, are used to connect more Internet-enabled devices worldwide than any other connectivity platform on the market. Our solutions are used by tens of millions of professionals to work from virtually anywhere on virtually any Internet-enabled device. Hundreds of thousands of small and medium businesses use our solutions to manage distributed work environments, embrace employee-owned technology in the workplace and facilitate collaboration across distributed teams. Thousands of service providers, including many of the world’s largest hardware and software companies, web hosting providers, retailers and telecommunications providers, use our solutions to service and support their customers across mobile, social and online channels.

We offer both free and fee based, or premium, services. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, online search, expiring free trials that we convert to paid subscriptions and direct marketing to new and existing customers.

We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers, customer service centers, OEMs, and consumers. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the year ended December 31, 2013, we generated revenues of $166.3 million, compared to $138.8 million for the year ended December 31, 2012, an increase of approximately 20%.

Through December 31, 2013, we have primarily funded our operations through the sale of common stock in connection with our initial and secondary offerings which resulted in proceeds of $85.7 million, the sale of redeemable convertible preferred stock which resulted in proceeds of approximately $27.8 million and cash flows from operations. We earned net income of $5.8 million for 2011, $3.6 million for 2012, and incurred a net loss of $7.7 million for 2013. We expect to continue making significant future expenditures to develop and expand our business.

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

Employees

We have increased our number of full-time employees to 613 at December 31, 2013 as compared to 575 at December 31, 2012.

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

Research and Development.    Research and development expenses consist primarily of wages and benefits for development personnel, professional fees associated with outsourced development projects and depreciation associated with assets used in development. We have focused our research and development efforts on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Europe. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized approximately $0.3 million, $0.7 million and $1.2 million for the years ended December 31, 2011, 2012 and 2013, respectively, of costs related to internally developed computer software to be sold as a service, which was incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our services but will remain relatively constant as a percentage of revenue.

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

General and Administrative.    General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, legal, finance and accounting personnel, professional fees, insurance and other corporate expenses. We expect general and administrative expenses related to personnel, recruiting, internal information systems, audit, accounting and insurance costs will increase in absolute dollars but remain relatively constant as a percentage of revenue as we continue to support the growth of our business. Due to the current status of the 01 Communique litigation and the resolution of the Pragmatus litigation (see Note 11 to the Consolidated Financial Statements) we expect legal costs, which are included in general and administrative expenses, to remain relatively constant with levels incurred in the second to fourth quarter of fiscal year 2013, but decrease significantly, from total costs incurred in 2013. However, in the event that the current status of the 01 Communique litigation changes, general and administrative expense may increase significantly from current levels due to increased legal costs.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are summarized below. See Note 2 to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K for additional information about these critical accounting policies, as well as a description of our other significant accounting policies.

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

Income Taxes.    We are subject to federal, state, and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our provision for these income taxes and deferred tax assets. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities, and we assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At December 31, 2012 and 2013, our deferred tax assets consisted primarily of net operating losses, research and development credit carryforwards, and stock compensation expense. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. During 2012, we reassessed the need for a valuation allowance against our deferred tax assets related to our Xively subsidiary and concluded that we would be able to realize the deferred tax assets as a result of projected future profitability. Accordingly, we reversed the valuation allowance related to our Xively subsidiary of approximately $677,000 during the year ended December 31, 2012. As of December 31, 2012 and 2013, we maintained a full valuation allowance against the deferred tax assets of our Hungarian subsidiary. This entity has historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

We evaluate our uncertain tax positions based on a determination of whether and how much of a tax benefit we have taken in our tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2012 and 2013, we provided a liability of approximately $251,000 and $304,000, respectively, for uncertain tax positions. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

Goodwill and acquired intangible assets.    We record goodwill as the excess of the acquisition price over the fair value of the net tangible and identifiable intangible assets acquired. We do not amortize goodwill, but perform an annual impairment test of goodwill on the last day of our fiscal year and whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. We operate as a single operating segment with one reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of December 31, 2013, our fair value as a whole significantly exceeds our carrying value. No impairments have been recorded through December 31, 2013.

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

Loss Contingencies.    We have been involved in various legal claims and legal proceedings and may be subject to additional legal claims and proceedings in the future that arise in the ordinary course of business. We consider the likelihood of a loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We regularly evaluate current information available and reflect the impact of negotiations, settlements, rulings, advice of legal counsel, and updated information to determine whether such accruals should be adjusted and whether new accruals are required and update our disclosures accordingly. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations, financial position and cash flows. See Note 11 to the Consolidated Financial Statements for a further discussion of litigation and contingencies as well as “Legal Proceedings” in Part I, Item 3.

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Years Ended December 31,
	2011	2012	2013
Operations Data:
Revenue	100%	100%	100%
Cost of revenue	9	10	11

Gross profit	91	90	89

Operating expenses:
Research and development	17	19	18
Sales and marketing	48	51	53
General and administrative	17	15	18
Legal settlements	1	—	1
Amortization of acquired intangibles	—	—	—

Total operating expenses	83	85	90

Income from operations	8	5	(1)
Interest and other income (expense), net	—	—	—

Income before income taxes	8	5	(1)
Benefit from (provision for) income taxes	(3)	(2)	(4)

Net income	5%	3%	(5)%

Years Ended December 31, 2012 and 2013

Revenue.    Revenue increased $27.4 million, or 20%, from $138.8 million for the year ended December 31, 2012 to $166.3 million for the year ended December 31, 2013. The majority of the increase was due to an increase in revenue from new subscribers to our premium services, as our total number of subscribers increased from approximately 462,000 subscribers at December 31, 2012 to approximately 577,000 subscribers at December 31, 2013, and incremental add-on revenues from our existing customer base. This increase in new subscribers was driven in part by significant growth in new sales in join.me, our collaboration product and by a business model change that required users with LogMeIn Free installed on more than ten host computers to purchase a Central subscription.

Cost of Revenue.    Cost of revenue increased $4.3 million, or 30%, from $14.5 million for the year ended December 31, 2012 to $18.8 million for year ended December 31, 2013. As a percentage of revenue, cost of revenue was 10% and 11% for the years ended December 31, 2012 and 2013, respectively. The increase in absolute dollars was primarily a result of an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. The costs associated with managing our data centers and the hosting of our services increased by $3.5 million in the year ended December 31, 2013 compared to the year ended December 31, 2012 due to the expansion of our data center capacity. The total increase in cost of revenue was also due to a $0.4 million increase in rent expense.

Research and Development Expenses.    Research and development expenses increased $2.7 million, or 10%, from $26.4 million for the year ended December 31, 2012 to $29.0 million for the year ended December 31, 2013. As a percentage of revenue, research and development expenses were 19% and 18% for the years ended December 31, 2012 and 2013, respectively. The increase in absolute dollars was primarily due to a $2.4 million increase in personnel-related costs from the hiring of additional employees to improve the ease of use and functionality of our existing services and develop new service offerings. Included in the increase in personnel-related costs is a $3.9 million increase in salary, wages, bonus and benefits and tax expense and a $0.9 million increase in stock-based compensation. This was offset by a $1.8 million decrease in contingent bonus expense related to the Xively and Bold acquisitions and a $0.5 million increase in costs related to internally developed software to be sold as a service, which was incurred during the application development stage and therefore capitalized rather than expensed. The total increase in research and development expenses was also due to a $0.1 million increase in department meeting expenses and a $0.1 million increase in rent expense.

Sales and Marketing Expenses.    Sales and marketing expenses increased $18.7 million, or 27%, from $70.1 million for the year ended December 31, 2012 to $88.8 million for the year ended December 31, 2013. As a percentage of revenue, sales and marketing expenses were 51% and 53% for the years ended December 31, 2012 and 2013. The increase in absolute dollars was primarily due to a $9.0 million increase in personnel-related costs, including salary, wages, commissions, bonus and benefits and tax expense, from the hiring of additional employees to support our growth in sales and expand our marketing efforts. Included in the increase in personnel-related costs is a $2.3 million increase in stock-based compensation. The total increase in sales and marketing expenses was also due to a $5.2 million increase in marketing program costs, a $1.7 million increase in rent expense, a $0.9 million increase in professional fees, a $0.7 million increase in credit card transaction fees, a $0.6 million increase in department meeting expenses and a $0.5 million increase in hardware and software maintenance costs.

General and Administrative Expenses.    General and administrative expenses increased $7.8 million, or 37%, from $21.3 million for the year ended December 31, 2012 to $29.2 million for the year ended December 31, 2013. As a percentage of revenue, general and administrative expenses were 15% and 18% for the years ended December 31, 2012 and 2013, respectively. The increase in absolute dollars was primarily due to a $4.3 million increase in legal costs associated with our defense against the patent infringement claims made by 01 Communique. The increase was also a result of a $3.4 million increase in personnel-related costs, including salary, wages, bonus and benefits and tax expense, as we increased the number of general and administrative employees to support our overall growth. Included in the increase in personnel-related costs is a $1.5 million increase in stock-based compensation.

Legal Settlement Expenses.    Legal settlement expenses for the year ended December 31, 2013 were $1.7 million compared to $0 million for the year ended December 31, 2012. Legal settlement expenses for the year ended December 31, 2013 were associated with patent litigation related expenses (see Note 11 to the Consolidated Financial Statements).

Amortization of Acquired Intangibles.    Amortization of acquired intangibles increased $0.1 million, or 21% from $0.6 million for the year ended December 31, 2012 and $0.7 million for the year ended December 31, 2013. As a percentage of revenue, amortization of acquired intangibles were 0% for both the years ended December 31, 2012 and 2013. The amortization of acquired intangibles for the years ended December 31, 2012 and 2013 related primarily to intangible assets acquired as part of our January 2012 acquisition of Bold. The $0.1 million increase in amortization of acquired intangibles is primarily related to an increase in amortization of domain names.

Interest and Other Income, Net.    Interest and other income, net was income of approximately $0.2 million and $0.5 million for the years ended December 31, 2012 and 2013, respectively. The increase in income was primarily related to a decrease in foreign currency losses offset by a decrease in interest income earned on marketable securities.

Income Taxes.    We recorded a provision for federal, state and foreign income taxes of approximately $2.7 million and $6.2 million for the years ended December 31, 2012 and 2013, respectively. The increase in the tax provision recorded in the year ended December 31, 2013 is primarily the result of increased taxable income in the United States, while certain foreign jurisdictions incurred losses without a related tax benefit. Our effective tax rate for the year ended December 31, 2013 was impacted by these foreign losses and by permanent differences related to certain non-deductible stock-based compensation. In the future, we expect our effective tax rate to return to historical levels as our foreign losses decrease.

Net Income (Loss).    For the year ended December 31, 2013, revenue increased $27.4 million while cost of revenue increased $4.3 million, operating expenses increased $31.0 million, interest and other income increased $0.2 million, and our tax provision increased $3.5 million, resulting in a $11.2 million decrease in net income.

The $27.4 million increase in revenue is primarily due to an increase in revenue from new customers and add-on revenues from our existing customer base.

The $4.3 million increase in cost of revenue is primarily due to a $3.5 million increase in costs to manage our data centers and the hosting of our services and a $0.4 million increase in rent expense.

The $31.0 million increase in operating expenses is primarily due to a $16.9 million increase in personnel-related costs, including salary, wages, commissions, bonus and benefits and tax expense. Included in the increase in personnel-related costs is a $4.7 million increase in stock-based compensation. The increase in operating expenses were also due to a $6.0 million increase in patent litigation related expenses, a $5.2 million increase in marketing programs, a $2.3 million increase in rent related costs, a $0.8 million increase in consulting fees, a $0.7 million increase in department meeting expenses, a $0.7 million increase in credit card transaction fees, a $0.4 million increase in hardware and software maintenance costs and a $0.3 million increase in depreciation expense. These were offset by a $1.9 million decrease in acquisition related costs and amortization and a $0.3 million decrease in legal fees.

The $3.6 million increase in our tax provision is primarily due to a provision for federal, state, and foreign income taxes of $2.7 million for the year ended December 31, 2012, compared to a provision of $6.2 million for the year ended December 31, 2013.

Years Ended December 31, 2011 and 2012

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

Cost of Revenue.    Cost of revenue for the year ended December 31, 2012 was $14.5 million, an increase of $3.9 million, or 37%, over cost of revenue of $10.6 million for the year ended December 31, 2011. As a percentage of revenue, cost of revenue was 10% and 9% for the years ended December 31, 2012 and 2011, respectively. The increase in absolute dollars resulted primarily from an increase in both the number of customers using our premium services and the total number of devices that connected to our services, including devices owned by free users, which resulted in increased hosting and customer support costs. The increase in cost of revenue was primarily due to a $1.9 million increase in costs associated with managing our data centers and the hosting of our services. The increase was also due to a $1.0 million increase in amortization of intangible assets primarily due to the Xively acquisition in July 2011 and the Bold acquisition in January 2012 and a $0.9 million increase in personnel-related costs, as we increased the number of customer support employees to support our overall growth. Included in the increase in personnel-related costs is a $0.1 million increase in stock-based compensation.

Research and Development Expenses.    Research and development expenses for the year ended December 31, 2012 were $26.3 million, an increase of $5.6 million, or 27%, over research and development expenses of $20.8 million for the year ended December 31, 2011. As a percentage of revenue, research and development expenses were 19% and 17% for the year ended December 31, 2012 and 2011, respectively. The increase in absolute dollars was primarily due to a $4.9 million increase in personnel-related costs as we hired additional employees to improve the ease of use and functionality of our existing services and develop new service offerings, and retained employees from the Xively acquisition in July 2011 and the Bold acquisition in January 2012, respectively. Included in the increase in personnel-related costs is a $1.3 million increase in stock-based compensation. The increase was also due to a $0.3 million increase in travel-related costs, a $0.2 million increase in professional fees, a $0.2 million increase in rent costs, a $0.2 million increase in hardware and software maintenance costs, and a $0.1 million increase in depreciation expense. These were offset by a $0.3 million increase in costs related to internally developed computer software to be sold as a service which was incurred during the application development stage and therefore capitalized rather than expensed.

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

Legal Settlement Expenses.    Legal settlement expenses for the year ended December 31, 2012 were $0 compared to $1.3 million for the year ended December 31, 2011. Legal settlement expenses for the year ended December 31, 2011 were related to the License Agreement we entered into with Gemini IP LLC on April 25, 2011 (see Note 11 to the Consolidated Financial Statements).

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

Income Taxes.    During the years ended December 31, 2012, we recorded a provision for federal, state and foreign income taxes of approximately $2.7 million compared to a provision of $4.0 million for the year ended December 31, 2011. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2012 and 2011, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary as this entity has historical losses. During 2012, we reassessed the need for a valuation allowance against the deferred tax assets of our Xively subsidiary and concluded that it was more likely than not that we would be able to realize these assets based upon forecasted future earnings. Accordingly, we reversed the valuation allowance related to Xively’s deferred tax assets of approximately $677,000 during the year ended December 31, 2012. Although we believe that our tax estimates are reasonable, tax determinations involve significant judgment making and may be subject to audit by tax authorities in the ordinary course of business.

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

The $1.3 million decrease in our tax provision is primarily due to a provision for federal, state, and foreign income taxes of $2.7 million for the year ended December 31, 2012, compared to a $4.0 million provision for the year ended December 31, 2011. The decrease in the tax provision is primarily due to the release of the valuation allowance relating to Xively’s deferred tax assets as of December 31, 2012.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2011	2012	2013
		(In thousands)
Net cash provided by operations	$32,871	$28,257	$30,020
Net cash used in investing activities	(17,760)	(29,800)	(24,368)
Net cash provided by (used in) financing activities	12,094	9,228	(28,648)
Effect of exchange rate changes	(881)	643	321

Net increase (decrease) in cash	$26,324	$8,328	$(22,675)

At December 31, 2013, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $189.6 million. As of December 31, 2013, $38.0 million of the $189.6 million of cash and cash equivalents and short-term marketable securities was held by our foreign subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes upon repatriation. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to indefinitely reinvest our foreign earnings to fund our foreign subsidiaries.

Cash Flows From Operating Activities

Net cash provided by operating activities was $32.9 million, $28.3 million, and $30.0 million for the years ended December 31, 2011, 2012, and 2013, respectively.

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

Net cash inflows from operating activities during the year ended December 31, 2013 were mainly attributable to a $14.5 million increase in deferred revenue associated with upfront payments received from our customers for services. The net cash inflows from operating activities were also attributable to a $3.5 million increase in accrued expenses, offset by a $3.8 million increase in other assets, a $3.0 million increase in prepaid expenses and other current assets and a $2.2 million decrease in accounts payable. The increase in accrued expenses is primarily driven by a $1.9 million increase in accrued marketing programs and a $1.7 million increase in payroll and payroll related costs. The increase in other assets is primarily driven by a $1.9 million increase in prepaid tax and a $1.8 million increase in long-term prepaid rent for our Boston office. The increase in prepaid expense and other current assets is primarily related to a $3.0 million increase in prepaid taxes. Additionally, included in net cash inflows from operating activities are add-backs of non-cash expense items, including $19.7 million for stock compensation, $7.7 million for depreciation and amortization, and a $0.9 million provision for deferred income taxes resulting from differing treatment of items for tax and accounting purposes. Future cash flows from operating activities may be impacted by the payment of legal fees associated with our defense against the patent infringement claims made by 01 Communique.

Cash Flows From Investing Activities

Net cash used in investing activities was $17.8 million, $29.8 million, and $24.4 million for the years ended December 31, 2011, 2012, and 2013, respectively.

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

Net cash used in investing for the year ended December 31, 2013 was primarily related to an increase in intangible assets associated with the acquisition of a software asset for $11.5 million and the addition of $10.9 million in property and equipment mainly related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure and expansion of our offices. Net cash used in investing activities also related to $1.6 million in intangible asset additions related to internally developed software and the purchase of domain names and trademarks and the purchase of $90.4 million of marketable securities offset by proceeds of $90.0 million from redemption and maturity of marketable securities.

Cash Flows From Financing Activities

Net cash provided by financing activities for the year ended December 31, 2012 was primarily related to a $6.6 million income tax benefit from the exercise of stock options as well as $2.7 million in proceeds from the issuance of common stock upon exercise of stock options. These were offset by a $0.1 million payment for contingent consideration.

Net cash used in financing activities for the year ended December 31, 2013 was primarily related to $30.5 million for the purchase of treasury stock pursuant to our share repurchase program as well as $1.8 million for payroll taxes paid related to vesting of restricted stock units, and $0.1 million payment for contingent consideration, offset by $3.8 million in proceeds received from the issuance of common stock upon exercise of stock options.

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

Key Non-GAAP Financial Measures

Regulations S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the condition for use of non-GAAP financial information. We have presented the following non-GAAP measures in accordance with this standard. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Management uses these non-GAAP measures to compare our performance to that of prior periods and uses these measures in financial reports prepared for management and our board of directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other software-as-a-service companies, many of which present similar non-GAAP financial measures to investors.

In addition to our consolidated financial statements prepared in accordance with GAAP, to date, we have considered the following non-GAAP financial measures to be key indicators of our financial performance:

•

“Non-GAAP Operating Income,” which we define as GAAP operating income less acquisition related costs and amortization, stock compensation expense, patent litigation related expenses, and a state sales tax settlement;

•

“Non-GAAP Provision for income taxes,” which we define as GAAP provision for income taxes less the tax impact from acquisition related costs amortization, stock compensation expense, patent litigation related expenses, a state sales tax settlement and tax benefits associated with the reversal of a valuation allowance;

•	“Non-GAAP Net income,” which we define as Non-GAAP income before provision for income taxes less Non-GAAP provision for income taxes;

•	“Non-GAAP Diluted net income per share,” which we define as Non-GAAP net income divided by diluted average weighted shares outstanding; and

•

“Non-GAAP Cash flow from operating activities,” which we definite as GAAP operating cash flow plus cash paid for patent litigation related expenses, acquisition related legal expenses, and a state sales tax settlement.

The expenses described below have been excluded from our GAAP results to arrive at our non-GAAP measures, as outlined above:

Acquisition related costs and amortization relate to costs associated with acquisitions of intellectual property and businesses and include legal costs, contingent retention bonuses and the amortization of intangible assets.

Stock compensation expense relates to stock-based compensation awards granted to our executive officers, employees, and outside directors.

Patent litigation related expenses relate to costs associated with the defense and settlement of patent infringement claims brought against us (see Note 11 to the Consolidated Financial Statements).

State sales tax settlement relates to a payment made for a claim made by a state sales tax assessor’s office for unpaid sales tax (see Note 11 to the Consolidated Financial Statements).

Tax benefits related to the reversal of a valuation allowance relate to the reversal of a valuation allowance against certain foreign deferred tax assets (see Note 8 to the Consolidated Financial Statements).

We consider our non-GAAP financial measures and these certain financial and operating metrics important to understanding our historical results, improving our business, benchmarking our performance against peer companies, and identifying current and future trends impacting our business.

The exclusion of certain expenses in the calculation of non-GAAP financial measures should not be construed as an inference that these costs are unusual or infrequent. We anticipate excluding these expenses in future presentations of our non-GAAP financial measures. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends related to our financial condition and results of operations.

We do not consider these non-GAAP measures in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant elements that are required to be recorded in our financial statements pursuant to GAAP. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management in determining these non-GAAP financial measures. In order to compensate for these limitations, management presents our non-GAAP financial measures in connection with our GAAP results. We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures, which we have included in this Form 10-K and in our press releases announcing our quarterly financial results, and not to rely on any single financial measure to evaluate our business.

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows (in thousands, except share and per share data):

	For the Year Ended December 31,
Non-GAAP Income from Operations	2011	2012	2013
GAAP Income (Loss) from Operations	$9,498	$6,011	$(1,926)
Add Back:
Stock-based compensation expense	8,925	14,792	19,714
Patent litigation related expenses	4,497	1,470	7,476
Acquisition related costs and amortization	2,682	5,450	3,537
State sales tax settlement	1,300	—	—

Non-GAAP Operating Income	$26,902	$27,723	$28,801

	For the Year Ended December 31,
Non-GAAP Net Income	2011	2012	2013
GAAP Net Income (Loss)	$5,761	$3,566	$(7,682)
Add Back:
Stock-based compensation expense	8,925	14,792	19,714
Patent litigation related expenses	4,497	1,470	7,476
Acquisition related costs and amortization	2,682	5,450	3,537
State sales tax settlement	1,300	—	—
Less:
Income Tax Effect of Non-GAAP items	(5,907)	(6,921)	(9,194)

Non-GAAP Net Income	$17,258	$18,356	$13,851

	For the Year Ended December 31,
Non-GAAP earnings per share	2011	2012	2013
GAAP diluted earnings (loss) per share	$0.23	$0.14	(0.32)
Add Back:
Stock-based compensation expense	0.35	0.58	0.79
Patent litigation related expenses	0.18	0.06	0.30
Acquisition related costs and amortization	0.11	0.21	0.14
State sales tax settlement	0.05	—	—
Less:
Income Tax Effect of Non-GAAP items	(0.23)	(0.27)	(0.36)

Non-GAAP earnings per share	$0.69	0.72	0.55

Shares used in computing diluted net income per share	25,154,599	25,356,305	25,018,758

	For the Year Ended December 31,
Non-GAAP Cash Flow from Operations	2011	2012	2013
GAAP Cash flows from operating activities	$32,871	$28,257	$30,020
Add Back:
Patent litigation related expenses	4,352	399	8,390
Acquisition related payments	269	1,969	3,416
State sales tax settlement	1,300	—	—

Non-GAAP Operating Cash Flow	$38,792	$30,625	$41,826

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2013 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)(1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$47,409	$5,915	$11,616	$9,062	$20,816
Hosting service agreements	2,924	2,632	292	—	—
Purchase Obligations	500	500	—	—	—

Total	$50,833	$9,047	$11,908	$9,062	$20,816

(1)	Excluded from the table above is $304,000 related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.

The commitments under our operating leases shown above consist primarily of lease payments for our corporate headquarters located in Boston, Massachusetts (see Note 11 to the Consolidated Financial Statements), our research and development offices in Hungary, our international sales and marketing offices located in Australia, the United Kingdom, Ireland, and India, and contractual obligations related to our data centers.

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

On July 2, 2013, we entered into an agreement to purchase a software asset. We paid $11.5 million in the fourth quarter of 2013 upon acceptance of the software asset, which is included in Intangible assets. The remaining $0.5 million is expected to be paid in the first quarter of 2014.

In September 2013, we entered into a lease for new office space in Sydney, Australia. The term of the new office space begins in December 2013 and extends through May 2017. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $663,000 (AUD 711,000). The lease agreement required a bank guarantee of approximately $115,000 (AUD 123,000). The bank guarantee is classified as restricted cash.

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

Foreign Currency Exchange Risk.    Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a result of the majority of our research and development expenditures being made from our Hungarian research and development facilities, and in our international sales and marketing offices in the United Kingdom, Australia, Ireland and India. In the year ended December 31, 2013, approximately 13%, 7%, 4% and 2% of our operating expenses occurred in our operations in Hungary, the United Kingdom, Ireland and Australia, respectively, and less than 1% each in Brazil, India, the Netherlands and Japan. In the year ended December 31, 2012 approximately 14%, 2%, 9%, 2%, 1% and 1% of our operating expenses occurred in our operations in Hungary, The Netherlands, the United Kingdom, Australia, Japan and Ireland, respectively, and less than 1% each in Brazil and India.

Additionally, an increasing percentage of our sales are denominated in local currencies and are recorded on the books of a foreign subsidiary, thus, are subject to fluctuations due to changes in foreign currency exchange rates. To date, changes in foreign currency exchange rates have not had a material impact on our operations, and a future change of 20% or less in foreign currency exchange rates would not materially affect our operations. At this time we do not, but may in the future, enter into any foreign currency hedging programs or instruments that would hedge or help offset such foreign currency exchange rate risk.

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

LogMeIn, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

LogMeIn, Inc.

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of LogMeIn, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2013, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LogMeIn, Inc. and subsidiaries as of December 31, 2012 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Boston, Massachusetts

March 10, 2014

LogMeIn, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2012	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$111,932	$89,257
Marketable securities	100,161	100,299
Accounts receivable (net of allowance for doubtful accounts of $180 and $269 as of December 31, 2012 and December 31, 2013, respectively)	13,231	12,957
Prepaid expenses and other current assets	3,620	6,531
Deferred income tax assets	3,214	3,053

Total current assets	232,158	212,097
Property and equipment, net	6,576	13,198
Restricted cash	3,807	3,902
Intangibles, net	6,368	16,886
Goodwill	18,883	18,712
Other assets	1,550	5,348
Deferred income tax assets	10,196	9,470

Total assets	$279,538	$279,613

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,773	$6,390
Accrued liabilities	16,657	20,110
Deferred revenue, current portion	65,875	82,496

Total current liabilities	90,305	108,996
Deferred revenue, net of current portion	3,774	2,667
Other long-term liabilities	822	611

Total liabilities	94,901	112,274

Commitments and contingencies (Note 11)
Preferred stock, $0.01 par value — 5,000,000 shares authorized, 0 shares outstanding as of December 31, 2012 and December 31, 2013	—	—
Equity:
Common stock, $0.01 par value — 75,000,000 shares authorized as of December 31, 2012 and December 31, 2013; 24,814,007 and 25,371,844 shares issued as of December 31, 2012 and December 31, 2013, respectively; 24,814,007 and 24,103,201 outstanding as of December 31, 2012 and December 31, 2013, respectively	248	254
Additional paid-in capital	178,546	200,235
Retained earnings (accumulated deficit)	6,243	(1,439)
Accumulated other comprehensive loss	(400)	(1,186)
Treasury stock, at cost — 0 and 1,268,643 shares as of December 31, 2012 and December 31, 2013, respectively	—	(30,525)

Total equity	184,637	167,339

Total liabilities and equity	$279,538	$279,613

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2011	2012	2013
Revenue	$119,461	$138,837	$166,258
Cost of revenue	10,574	14,504	18,816

Gross profit	108,887	124,333	147,442

Operating expenses
Research and development	20,780	26,361	29,023
Sales and marketing	57,156	70,058	88,794
General and administrative	19,975	21,338	29,181
Legal settlements	1,250	—	1,688
Amortization of acquired intangibles	228	565	682

Total operating expenses	99,389	118,322	149,368

Income (loss) from operations	9,498	6,011	(1,926)
Interest income	863	887	547
Interest expense	(1)	—	—
Other expense	(565)	(641)	(89)

Income (loss) before income taxes	9,795	6,257	(1,468)
Provision for income taxes	(4,034)	(2,691)	(6,214)

Net income (loss)	$5,761	$3,566	$(7,682)

Net income (loss) per share:
Basic	$0.24	$0.14	$(0.32)
Diluted	$0.23	$0.14	$(0.32)
Weighted average shares outstanding:
Basic	24,175,621	24,711,242	24,350,913
Diluted	25,154,599	25,356,305	24,350,913

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2011	2012	2013
Net income (loss)	$5,761	$3,566	$(7,682)

Other comprehensive (loss) gain:
Net unrealized (losses) gains on marketable securities, net of tax	(33)	57	(25)
Net translation (losses) gains	(1,323)	1,100	(761)

Total other comprehensive (loss) gain	(1,356)	1,157	(786)

Comprehensive income (loss)	$4,405	$4,723	$(8,468)

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
	Number of Shares	Amount
Balance at January 1, 2011	23,858,514	$239	$133,425	$(3,084)	$(201)	—	$130,379
Issuance of common stock upon exercise of stock options	693,127	7	6,200	—	—	—	6,207
Income tax benefit from stock options exercises	—	—	5,887	—	—	—	5,887
Stock-based compensation	—	—	8,928	—	—	—	8,928
Net income	—	—	—	5,761	—	—	5,761
Unrealized loss on available-for-sale securities	—	—	—	—	(33)	—	(33)
Cumulative translation adjustments	—	—	—	—	(1,323)	—	(1,323)

Balance at December 31, 2011	24,551,641	$246	$154,440	$2,677	$(1,557)	$—	$155,806
Issuance of common stock upon exercise of stock options	262,366	2	2,679	—	—	—	2,681
Income tax benefit from stock options exercises	—	—	6,635	—	—	—	6,635
Stock-based compensation	—	—	14,792	—	—	—	14,792
Net income	—	—	—	3,566	—	—	3,566
Unrealized loss on available-for-sale securities	—	—	—	—	57	—	57
Cumulative translation adjustments	—	—	—	—	1,100	—	1,100

Balance at December 31, 2012	24,814,007	$248	$178,546	$6,243	$(400)	$—	$184,637
Issuance of common stock upon exercise of stock options	373,761	4	3,794	—	—	—	3,798
Net issuance of common stock upon vesting of restricted stock units	184,076	2	(1,836)	—	—	—	(1,834)
Income tax benefit from stock options exercises	—	—	17	—	—	—	17
Stock-based compensation	—	—	19,714	—	—	—	19,714
Treasury stock	(1,268,643)	—	—	—	—	$(30,525)	(30,525)
Net loss	—	—	—	(7,682)	—	—	(7,682)
Unrealized loss on available-for-sale securities	—	—	—	—	(25)	—	(25)
Cumulative translation adjustments	—	—	—	—	(761)	—	(761)

Balance at December 31, 2013	24,103,201	$254	$200,235	$(1,439)	$(1,186)	$(30,525)	$167,339

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2011	2012	2013
Cash flows from operating activities
Net income (loss)	$5,761	$3,566	$(7,682)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	4,403	6,100	7,704
Amortization of premium on investments	134	54	198
Provision for bad debts	85	100	116
Provision for (benefit from) deferred income taxes	3,793	(831)	926
Income tax benefit from the exercise of stock options	(5,887)	(6,635)	(17)
Stock-based compensation	8,925	14,792	19,714
Loss on disposal of equipment	—	12	—
Changes in assets and liabilities:
Accounts receivable	(4,088)	(4,471)	302
Prepaid expenses and other current assets	494	(1,070)	(2,986)
Other assets	(215)	(1,308)	(3,764)
Accounts payable	3,787	1,552	(2,233)
Accrued liabilities	(531)	5,854	3,457
Deferred revenue	15,471	10,960	14,493
Other long-term liabilities	739	(418)	(208)

Net cash provided by operating activities	32,871	28,257	30,020

Cash flows from investing activities
Purchases of marketable securities	(150,066)	(135,085)	(90,376)
Proceeds from sale or disposal of marketable securities	145,000	130,000	90,000
Purchases of property and equipment	(2,322)	(5,277)	(10,938)
Intangible asset additions	(346)	(1,049)	(13,061)
Cash paid for acquisition, net of cash acquired	(10,000)	(14,831)	—
(Increase) decrease in restricted cash and deposits	(26)	(3,558)	7

Net cash used in investing activities	(17,760)	(29,800)	(24,368)

Cash flows from financing activities
Proceeds from issuance of common stock upon option exercises	6,207	2,682	3,798
Income tax benefit from the exercise of stock options	5,887	6,634	17
Payment of contingent consideration	—	(89)	(104)
Common stock withheld to satisfy income tax withholdings for restricted stock unit vesting	—	—	(1,834)
Purchase of treasury stock	—	—	(30,525)

Net cash provided by (used in) financing activities	12,094	9,227	(28,648)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(881)	644	321

Net increase (decrease) in cash and cash equivalents	26,324	8,328	(22,675)
Cash and cash equivalents, beginning of period	77,280	103,604	111,932

Cash and cash equivalents, end of period	$103,604	$111,932	$89,257

Supplemental disclosure of cash flow information
Cash paid for interest	$1	$—	$2
Cash paid for income taxes	$356	$1,802	$10,094
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$671	$742	$1,510
Fair value of contingent consideration in connection with acquisition included in accrued liabilities and other long term liabilities	$212	$161	$—

See notes to consolidated financial statements.

LogMeIn, Inc.

Notes to Consolidated Financial Statements

1.	Nature of the Business

LogMeIn, Inc. (the “Company”) provides a portfolio of secure, easy-to-use cloud-based offerings aimed at addressing the evolving needs of businesses, their employees and their customers in today’s universally connected world. The Company’s product line includes AppGuru™, BoldChat®, Cubby™, join.me®, LogMeIn Pro®, LogMeIn® Central™, LogMeIn Rescue®, LogMeIn® Rescue+Mobile™, LogMeIn Backup®, LogMeIn for iOS, LogMeIn Hamachi® , Xively™ and RemotelyAnywhere®. The Company is headquartered in Boston, Massachusetts with wholly-owned subsidiaries in Hungary, The Netherlands, Australia, the United Kingdom, Brazil, Japan, India and Ireland.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2012 and December 31, 2013, marketable securities consisted of U.S. government agency securities that have remaining maturities within two years and have an aggregate amortized cost of $100.1 million and $100.3 million and an aggregate fair value of $100.2 million and $100.3 million, including $83,000 and $67,000 of unrealized gains and $5,000 and $28,000 of unrealized losses, respectively.

Restricted Cash — In May 2013, $125,000 of restricted cash associated with the Woburn, Massachusetts office lease was returned to the Company in connection with the expiration of the lease. In April 2012, the Company entered into a lease for a new corporate headquarters located in Boston, Massachusetts. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable standby letter of credit which is collateralized by a bank deposit in the amount of approximately $3.5 million or 105 percent of the security deposit. Such amounts are classified as long-term restricted cash in the accompanying consolidated balance sheets. In addition, the Company has made security deposits for various other leased facilities, which are also classified as restricted cash.

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

Activity in the allowance for doubtful accounts was as follows (in thousands):

	December 31,
	2011	2012	2013
Balance, beginning	$111	$109	$180
Provision for bad debt	85	100	116
Uncollectible accounts written off	87	29	27

Balance, ending	$109	$180	$269

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

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an annual impairment test of goodwill on the last day of its fiscal year and whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of December 31, 2013, the fair value of the Company as a whole significantly exceeds the carrying amount of the Company. Through December 31, 2013, no impairments have occurred.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through December 31, 2013, no impairments have occurred.

Revenue Recognition — The Company derives revenue primarily from subscription fees related to its LogMeIn premium services, the licensing of its Ignition for iPhone, iPad, and Android software products.

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

As of December 31, 2012 and 2013 no customers accounted for more than 10% of accounts receivable and there were no customers that represented 10% or more of revenue for the years ended December 31, 2011, 2012, or 2013.

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

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country, unless otherwise determined that the United States dollar would serve as a more appropriate functional currency given the economic operations of the entity. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency losses of approximately $565,000, $641,000, and $89,000 for the years ended December 31, 2011, 2012, and 2013 included in other expense in the consolidated statements of income.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2013, the Company has provided a liability for approximately $304,000 for uncertain tax positions. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

Advertising Costs — The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2011, 2012, and 2013 was approximately $20.5 million, $23.8 million, and $27.8 million respectively, which consisted primarily of online paid searches, banner advertising, and other online marketing and is included in sales and marketing expense in the accompanying consolidated statements of operations.

Comprehensive Income (Loss) — Comprehensive income (loss) is the change in stockholders’ equity during a period relating to transactions and other events and circumstances from non-owner sources and currently consists of net income, foreign currency translation adjustments, and unrealized gains and losses, net of tax on available-for-sale securities. Accumulated comprehensive loss was approximately $400,000 at December 31, 2012 and consisted of $450,000 related to foreign currency translation adjustments offset by $50,000 of unrealized gains, net of tax on available-for sale securities. Accumulated comprehensive loss was approximately $1.2 million at December 31, 2013 and consisted of $1.2 million related to foreign currency translation adjustments offset by $25,000 of unrealized gains, net of tax on available-for sale securities.

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

The Company’s revenue (based on customer address) and long-lived assets by geography are as follows (in thousands):

	Years Ended December 31,
	2011	2012	2013
Revenues:
United States	$79,050	$90,233	$109,444
United Kingdom	10,652	12,846	15,058
International — all other	29,759	35,758	41,756

Total revenue	$119,461	$138,837	$166,258

Long-lived assets:
United States	$3,177	$4,129	$10,207
Hungary	1,373	1,599	1,224
Ireland	—	234	1,057
United Kingdom	264	530	289
Australia	113	75	367
International — all other	276	9	54

Total long-lived assets	$5,203	$6,576	$13,198

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding during the period and the weighted average number of potential common shares outstanding from the assumed exercise of stock options and the vesting of restricted stock units. For the year ended December 31, 2013, the Company incurred a net loss and therefore, the effect of the Company’s outstanding common stock equivalents were not included in the calculation of diluted loss per share as they were anti-dilutive. Accordingly, basic and dilutive net loss per share for each period were identical.

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net income (loss) per share either because they had an anti-dilutive impact or because the Company had a net loss in the period (in thousands):

	Years Ended December 31,
	2011	2012	2013
Options to purchase common shares	984	1,679	2,389
Restricted stock units	—	147	1,192

Total options and restricted stock units	984	1,826	3,581

Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

Year Ended December 31, 2011
Basic:
Net income	$5,761

Weighted average common shares outstanding, basic	24,176

Net income, basic	$0.24

Diluted:
Net income	$5,761

Weighted average common shares outstanding	24,176
Add: Options to purchase common shares	979

Weighted average common shares outstanding, diluted	25,155

Net income, diluted	$0.23

Year Ended December 31, 2012
Basic:
Net income	$3,566

Weighted average common shares outstanding, basic	24,711

Net income, basic	$0.14

Diluted:
Net income	$3,566

Weighted average common shares outstanding	24,711
Add: Options to purchase common shares	645

Weighted average common shares outstanding, diluted	25,356

Net income, diluted	$0.14

Year Ended December 31, 2013
Basic and Diluted Net Loss per Share:
Net loss	$(7,682)

Weighted average common shares outstanding	24,351

Basic and diluted net loss per share	$(0.32)

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

The Company has entered into agreements with certain customers that contractually obligate the Company to indemnify the customer from certain claims, including claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. Through December 31, 2013, the Company has not experienced any losses related to these indemnification obligations.

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

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2012
Cash equivalents — money market funds	$49,209	$49,209	$—	$—
Cash equivalents — bank deposits	5,037	—	5,037	—
Short-term marketable securities — U.S. government agency securities	100,161	90,138	10,023	—
Contingent consideration liability	161	—	—	161
Balance at December 31, 2013
Cash equivalents — money market funds	28,210	28,210	—	—
Cash equivalents — bank deposits	5,001	—	5,001	—
Short-term marketable securities — U.S. government agency securities	100,299	75,288	25,011	—
Contingent consideration liability	—	—	—	—

Bank deposits and certain U.S. government agency securities are classified within the second level of the fair value hierarchy as the fair value of those assets are determined based upon quoted prices for similar assets.

The Level 3 liability consists of contingent consideration related to the July 19, 2011 acquisition of Xively. The fair value of the contingent consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 13% discount rate and an assumption that the earn-out will be achieved. The current portion of contingent consideration is included in Accrued liabilities. The contingent consideration liability was settled in the quarter ended September 30, 2013. A reconciliation of the beginning and ending Level 3 liability is as follows (in thousands):

	Years Ended December 31,
	2012	2013
Balance beginning of period	$212	$161
Additions to Level 3	—	—
Payments	(89)	(178)
Change in fair value (included within research and development expense)	38	17

Balance end of period	$161	$—

4.	Acquisitions

On July 19, 2011, the Company acquired substantially all of the assets of Connected Environments (BVI) Limited, a British Virgin Island limited company and Connected Environments, Limited, a U.K. limited company (collectively, “Connected Environments”), primarily including their Xively service, for an initial cash payment of $10.0 million plus contingent payments totaling up to $5.2 million. The Xively service is a cloud-based connectivity and data management platform for the Internet of Things. The Company acquired Xively to expand its capabilities with embedded devices and enter into the Internet of Things market.

The Xively acquisition has been accounted for as a business combination. The assets acquired and the liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company retained an independent third-party valuation firm to assist in determining the fair value of the intangible assets using the cost method with estimates and assumptions provided by Company management. The excess of the purchase price over the tangible net assets and identifiable intangible assets was recorded as goodwill.

The purchase price was allocated as follows (in thousands):

Amount
Tangible assets	$8
Technology and know-how	3,250
Goodwill	6,935

Total purchase price	10,193
Liability for contingent consideration	(193)

Cash paid	$10,000

The asset purchase agreement included a contingent payment provision requiring the Company to make additional payments to the shareholders of Connected Environments, as well as certain employees, on the first and second anniversaries of the acquisition, contingent upon the continued employment of certain employees and the achievement of certain product performance metrics. The range of the contingent payments that the Company could pay is between $0 to $4.9 million. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met. The Company paid approximately $1.7 million of contingent payments in July 2012 and paid the remaining $3.2 million in July 2013.

The asset purchase agreement also includes a contingent payment provision to a non-employee shareholder for an amount between $0 and $267,000, which the Company has concluded is part of the purchase price. This contingent liability was recorded at its fair value of $193,000 at the acquisition date. The Company re-measures the fair value of the consideration at each subsequent reporting period and recognizes any adjustments to fair value as part of earnings. The Company classifies the cash payments made to the non-employee shareholder as a financing activity within the statement of cash flows, while changes in the fair value of the liability are classified as cash flows from operations.

The goodwill recorded in connection with this transaction is primarily related to the expected synergies to be achieved related to Gravity, our service delivery platform, and the ability to leverage existing sales and marketing capacity and customer base with respect to the acquired Xively service. All goodwill acquired is expected to be deductible for income tax purposes.

The Company incurred approximately $269,000 of acquisition-related costs which are included in general and administrative expense for the year ended December 31, 2011.

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

The purchase price was allocated as follows (in thousands):

Amount
Cash	$482
Current assets	126
Other assets	19
Deferred revenue	(424)
Other liabilities	(107)
Completed technology	1,090
Trade name and trademark	30
Customer relationships	2,760
Non-compete agreements	160
Goodwill	11,178

Total purchase price	$15,314

The pro forma results of operations for the year ended December 31, 2011 assuming the Company had acquired Bold on January 1, 2011, do not differ materially from those reported in the Company’s consolidated statement of income for that year.

The asset purchase agreement included a contingent, retention-based bonus program provision requiring the Company to make additional payments to employees, including former Bold owners now employed by the Company, on the first and second anniversaries of the acquisition, contingent upon their continued employment. The range of the contingent, retention-based bonus payments that the Company could pay is between $0 to $1.5 million. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met. The Company paid $71,000 and $598,000 in contingent, retention-based bonus payments in 2012 and 2013, respectively. The Company paid the remaining $827,000 in January 2014.

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

The Company incurred approximately $110,000 of acquisition-related costs which are included in general and administrative expense for the year ended December 31, 2011, and $82,000 of acquisition-related costs for the year ended December 31, 2012.

5.	Goodwill and Intangible Assets

The changes in the carry amounts of goodwill for the years ended December 31, 2012 and 2013 are due to the addition of goodwill resulting from the Xively and Bold acquisitions and the impact of foreign currency translation adjustments related to asset balances that are recorded in non-U.S. currencies.

Changes in goodwill for the years ended December 31, 2012 and 2013, are as follows (in thousands):

Balance, December 31, 2011	$7,259
Goodwill related to the acquisition of Bold	11,178
Foreign currency translation adjustments	446

Balance, December 31, 2012	$18,883
Foreign currency translation adjustments	(171)

Balance, December 31, 2013	$18,712

Intangible assets consist of the following (in thousands):

		December 31, 2012			December 31, 2013
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets:
Trademark	1-5 years	$666	$666	$—	$666	$666	$—
Customer base	5-7 years	3,789	1,447	2,342	3,789	1,901	1,888
Domain names	5 years	534	137	397	894	341	553
Software	4 years	299	299	—	299	299	—
Technology	3-6 years	2,463	1,581	882	13,963	1,835	12,128
Technology and know-how	3-6 years	3,257	1,577	1,680	3,176	2,597	579
Non-Compete agreements	5 years	162	9	153	162	34	128
Internally developed software	3 years	1,282	368	914	2,485	875	1,610

		$12,452	$6,084	$6,368	$25,434	$8,548	$16,886

In 2012, as a result of the Bold acquisition, the Company capitalized $1.1 million of technology, $30,000 of trade names and trademarks, $2.8 million of customer base and $160,000 of non-compete agreements as intangible assets. Changes in the gross carrying amount of the intangible assets are due to foreign currency translation adjustments. The Company is amortizing the intangible assets based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. The intangible assets have estimated useful lives which range from one to seven years.

On November 6, 2013, the Company purchased a software asset for $11.5 million. This software asset is recorded as an Intangible asset and classified as Technology and will be amortized using the straight-line method over an estimated useful life of five years, beginning when the product is made available to customers in the first quarter of 2014.

The Company capitalized costs related to internally developed computer software to be sold as a service incurred during the application development stage of $742,000 and $1.2 million during 2012 and 2013, respectively, and is amortizing these costs over the expected lives of the related services. The Company paid $311,000 and $358,000 during 2012 and 2013, respectively, to acquire domain names.

The Company is amortizing the intangible assets over the estimated useful lives noted above. Amortization expense for intangible assets was $794,000, $2.1 million and $2.5 million for the years ended December 31, 2011, 2012 and 2013, respectively. Amortization relating to software, technology and know-how and internally developed software is recorded within cost of revenues and the amortization of trademark, customer base, and domain names is recorded within operating expenses. Future estimated amortization expense for intangible assets is as follows at December 31, 2013 (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2014	4,333
2015	3,706
2016	3,257
2017	2,787
2018	2,612
Thereafter	191

Total	$16,886

6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2013
Computer equipment and software	$15,617	$22,276
Office equipment	1,947	3,235
Furniture & fixtures	1,438	3,083
Construction in Progress	1,072	456
Leasehold improvements	1,845	2,967

Total property and equipment	21,919	32,017
Less accumulated depreciation and amortization	(15,343)	(18,819)

Property and equipment, net	$6,576	$13,198

Depreciation expense for property and equipment was $3.6 million, $4.0 million and $5.2 million for the years ended December 31, 2011, 2012 and 2013.

7.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2012	December 31, 2013
Marketing programs	$2,689	$4,631
Payroll and payroll related	7,970	9,719
Professional fees	1,712	1,064
Other accrued liabilities	4,286	4,696

Total accrued expenses	$16,657	$20,110

8.	Income Taxes

The domestic and foreign components of income before provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2011	2012	2013
Domestic	$9,423	$7,789	$10,389
Foreign	372	(1,532)	(11,857)

Total income (loss) before provision for income taxes	$9,795	$6,257	$(1,468)

The provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2011	2012	2013
Current
Federal	$5,477	$8,324	$5,480
State	235	1,181	1,346
Foreign	140	126	952

Total	5,852	9,631	7,778

Deferred
Federal	(2,022)	(4,926)	(1,379)
State	188	44	(177)
Foreign	16	(2,058)	(8)

Total	(1,818)	(6,940)	(1,564)

Total provision for income taxes	$4,034	$2,691	$6,214

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	For the Years Ended December 31,
	2011	2012	2013
Statutory tax rate	35.0%	35.0%	35.0%
Change in valuation allowance	—	(10.8)	—
Impact of permanent differences	4.6	15.6	(82.3)
Foreign tax rate differential	0.3	(11.5)	(346.9)
Research and development credits	(2.6)	—	23.1
State taxes, net of federal benefit	3.4	13.8	(51.9)
Impact of uncertain tax positions	2.0	0.8	(3.6)
Other	(1.5)	0.1	3.4

Effective tax rate	41.2%	43.0%	(423.2)%

For the year ended December 31, 2013, the Company recorded a tax provision for income taxes of $6.2 million on a loss before income taxes of $1.5 million. The Company recorded a provision as a result of the taxable income generated in the United States, while certain foreign jurisdictions incurred losses before income taxes without related tax benefits. The Company’s effective tax rate for the year ended December 31, 2013 was impacted by these foreign losses and by permanent differences related to certain non-deductible and stock-based compensation.

The Company has deferred tax assets related to temporary differences and operating loss carryforwards as follows (in thousands):

	December 31,
	2012	2013
Deferred tax assets:
Net operating loss carryforwards	$3,222	$2,375
Deferred revenue	1,715	627
Amortization	897	1,211
Research and development credit carryforwards	383	404
Bad debt reserves	71	56
Stock compensation associated with non-qualified awards	8,242	10,423
Depreciation	—	326
Other	2,136	2,369

Total deferred tax assets	16,666	17,791
Deferred tax asset valuation allowance	(2,463)	(2,836)

Net deferred tax assets	14,203	14,955

Deferred tax liabilities:
Depreciation	(313)	(1,212)
Goodwill amortization	(655)	(1,236)
Other	—	(14)

Total deferred tax liabilities	(968)	(2,462)

Total	$13,235	$12,493

At December 31, 2012 and 2013, deferred tax liabilities of approximately $28,000 and $15,000 respectively, are included in accrued expenses, and approximately $15,000 and $15,000 respectively, are included in long term liabilities.

Deferred tax assets, related valuation allowances, current tax liabilities, and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate deferred tax assets, current tax liabilities and deferred tax liabilities, and we assess temporary differences resulting from differing treatment of items for tax and accounting purposes. As of December 31, 2011, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian and Xively subsidiaries. The increase in the valuation allowance for the year ended December 31, 2011 was $933,000.

During 2012, the Company reassessed the need for a valuation allowance against its deferred tax assets relating to its Xively subsidiary and concluded that it was more likely than not that it would be able to realize its deferred tax assets as a result of forecasted future earnings. Accordingly, the Company reversed the valuation allowance related to Xively’s deferred tax assets of approximately $677,000. As of December 31, 2013, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary. This entity has historical losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable. The increase in the valuation allowance for the year ended December 31, 2013 was $373,000.

As of December 31, 2013, the Company had federal, state, and foreign net operating loss carryforwards of approximately $0, $131,000 and $23.8 million, respectively. The Company’s foreign net operating loss carryforwards are not subject to expiration. The Company recognized a full valuation allowance against its Hungarian net operating loss carryfowards. The Company utilized approximately $0 of federal, $130,000 of state and added approximately $120,000 of foreign net operating loss carryforwards during the year ended December 31, 2013.

As of December 31, 2013, the Company had federal, state and foreign research and development credit carryforwards of approximately $0, $7,000 and $400,000, respectively, which are available to offset future state taxes. The Company’s foreign research and development credits expire beginning in 2014. The Company has recognized a full valuation allowance against its foreign research and development credit carryforwards. The domestic research and development credits are available to offset future tax payments, however they are no longer recognized for book purposes as they have been utilized under the with-and-without method.

The Company generally considers all earnings generated outside of the U.S. to be indefinitely reinvested offshore. Therefore, the Company does not accrue U.S. tax for the repatriation of the foreign earnings it considers to be indefinitely reinvested outside the U.S. As of December 31, 2013, the Company has not provided for federal income tax on approximately $4.7 million of accumulated undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. As of December 31, 2012 and 2013, the Company has provided a liability of $251,000 and $304,000 respectively for uncertain tax positions. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

The Company has provided liabilities for uncertain tax provisions as follows (in thousands):

	Years Ended December 31,
	2012	2013
Beginning balance	$198	$251
Gross decreases — tax positions in prior period	—	—
Gross increases — tax positions in current period	53	53

Ending balance	$251	$304

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax expense. The Company recognized approximately $2,000 and $4,000 of interest expense during the years ended December 31, 2012 and 2013, respectively.

9.	Common Stock and Equity

Authorized Shares — On June 9, 2009, the Company’s Board of Directors approved a Restated Certificate of Incorporation to be effective upon the closing of the Company’s IPO. This Restated Certificate of Incorporation, among other things, increased the Company’s authorized common shares to 75,000,000 and authorized 5,000,000 shares of undesignated preferred stock.

Common Stock Reserved — As of December 31, 2012 and 2013, the Company has reserved the following number of shares of common stock for the exercise of stock options and restricted stock units (in thousands):

	Number of Shares as of
	December 31, 2012	December 31, 2013
Common stock options and restricted stock units	4,908	5,231

Total reserved	4,908	5,231

In February 2013, the Company’s board of directors approved a $25 million share repurchase program. On August 13, 2013, our board of directors approved a new $50 million share repurchase program, which replaced our previous $25 million share repurchase program. Share repurchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. The timing and amount of any share repurchases are determined by the Company’s management based on its evaluation of market conditions, the trading price of the stock, regulatory requirements and other factors. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

During the year ended December 31, 2013, the Company repurchased 1,268,643 shares of its common stock at an average price of $24.06 per share at a cost of approximately $30.5 million, respectively. At December 31, 2013, approximately $35.9 million remained available under the Company’s current share repurchase program.

10.	Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Restricted stock units with service-based vesting conditions generally vest over a three-year period while restricted stock units with market-based vesting conditions generally vest over two or three-year periods. Certain stock-based awards provide for accelerated vesting if there is a change in control. On May 23, 2013, the Company’s stockholders approved an amendment to the 2009 Plan that increased the shares available to grant under the plan by 1,400,000 shares. As of December 31, 2013, there were 1,649,831 shares available for grant under the 2009 Plan.

The Company generally issues previously unissued shares of common stock for the exercise of stock options and restricted stock units. The Company received $6.2 million, $2.7 million and $3.8 million in cash from stock option exercises during the years ended December 31, 2011, 2012 and 2013, respectively.

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

The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Years Ended December 31,
	2011	2012	2013
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0.91% - 2.28%	0.64% - 0.87%	0.87 - 1.36%
Expected term (in years)	5.56 - 6.25	5.56 - 6.25	6.25
Volatility	60%	55% - 60%	55%

The following table summarizes stock option activity (shares and intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2013	2,941	$25.90	7.2

Granted	186	22.22
Exercised	(374)	10.15		$7,213

Forfeited	(364)	33.97

Outstanding, December 31, 2013	2,389	$26.85	6.4	$22,330

Exercisable at December 31, 2013	1,451	$23.45	5.4	$17,855

Vested or expected to vest at December 31, 2013	2,331	$26.78	6.3	$21,965

The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2013 of $33.55 per share or at time of exercise, and the exercise price of the options.

The weighted average grant date fair value of stock options issued was $22.42, $18.57 and $11.60 per share for the years ended December 31, 2011, 2012 and 2013, respectively.

During the year ended December 31, 2013, the Company granted 763,073 restricted stock units, containing time-based vesting conditions which generally lapse over a three year period.

In August 2013, the Company granted 74,000 restricted stock units containing market-based vesting conditions which vest upon the achievement of a total shareholder return target measured over the performance period which ranges from two to three years (“TSR units”). The number of TSR units that will vest can range from 0% of the target shares to 200% of the target shares, or 148,000, and is also based upon continued employment of the participant over the vesting period which ranges from two to three years. The TSR units are valued using a Monte Carlo simulation model. The number of awards expected to be earned is factored into the grant date Monte Carlo valuation for the TSR unit. Compensation cost is recognized regardless of the actual number of awards that are earned based on the market condition. Expected volatility is based on the Company’s historical volatility. The risk-free interest rate is based upon U.S. Treasury securities with a term similar to vesting term of the restricted stock unit.

The assumptions used in the Monte Carlo simulation model include (but are not limited to) the following:

Year Ended December 31, 2013
Risk-free interest rate	0.62%
Volatility	54%

Compensation cost is recognized on a straight-line basis over the requisite service period. At December 31, 2013, all of the TSR units granted in August 2013 remain outstanding.

The following table summarizes all restricted stock unit activity (shares in thousands):

	Number of shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2013	783	$31.14
Restricted stock units granted	837	26.93
Restricted stock units vested	(259)	31.06
Restricted stock units forfeited	(169)	29.26

Unvested as of December 31, 2013	1,192	$28.47

The Company recognized stock based compensation expense within the accompanying consolidated statements of income as summarized in the following table (in thousands):

	Years Ended December 31,
	2011	2012	2013
Cost of revenue	$316	$484	$706
Research and development	1,477	2,826	3,761
Sales and marketing	2,700	4,962	7,242
General and administrative	4,432	6,520	8,005

	$8,925	$14,792	$19,714

As of December 31, 2013, there was approximately $36,656,000 of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock option grants and unvested restricted stock units which are expected to be recognized over a weighted average period of 2.0 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

11.	Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in Massachusetts, Hungary, Australia, the United Kingdom, Ireland and India that expire through 2023.

In April 2012, the Company entered into a lease for a new corporate headquarters located in Boston, Massachusetts. The landlord was obligated to rehabilitate the existing building and the lease term began in April 2013 and extends through July 2023. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $41.3 million. Pursuant to the terms of the lease, the landlord was responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements were billed by the landlord to the Company as additional rent. These costs totaled $5.6 million, all of which were paid as of December 31, 2013, and have been classified in Other assets and are being amortized over the lease term. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable standby letter of credit which is collateralized by a bank deposit in the amount of approximately $3.5 million or 105 percent of the security deposit. The security deposit is classified as restricted cash. The lease includes an option to extend the original term of the lease for two successive five year periods.

In October 2012, the Company entered into a lease for new office space in Dublin, Ireland. The term of the new office space began in October 2012 and extends through October 2022. The approximate annual lease payments for the new office space are $168,000 (EUR 122,000). The lease agreement required a security deposit of approximately $257,000 (EUR 187,000) and contains a termination option which allows the Company to terminate the lease pursuant to certain lease provisions.

In September 2013, the Company entered into a lease for new office space in Sydney, Australia. The term of the new office space began in December 2013 and extends through May 2017. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $663,000 (AUD 711,000). The lease agreement required a bank guarantee of approximately $115,000 (AUD 123,000). The bank guarantee is classified as restricted cash.

Rent expense under all leases was approximately $2.9 million, $3.2 million and $6.0 million for the years ended December 31, 2011, 2012 and 2013, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $1.9 million, $3.2 million and $4.7 million for the years ended December 31, 2011, 2012 and 2013, respectively.

On July 2, 2013, the Company entered into an agreement to purchase a software asset. On November 6, 2013, the Company paid $11.5 million for the software asset upon its acceptance. The agreement also included a $0.5 million statement of work, which is to be completed in the first quarter of 2014. Payment is expected to be made in the first quarter of 2014 once the work is completed and accepted by the Company.

Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows at December 31, 2013 (in thousands):

Years Ending December 31(1)
2014	$9,094
2015	6,043
2016	5,870
2017	4,495
2018	4,515
Thereafter	20,816

Total minimum lease payments	$50,833

(1)	Excluded from the table above is $304,000 related to uncertain tax positions as the Company is uncertain as to when a cash settlement for these liabilities will occur.

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

On November 3, 2010, Gemini IP LLC, or Gemini, filed a complaint that named the Company as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Texas (Civil Action No. 4:07-cv-521) alleging that the Company infringed U.S. Patent No. 6,117,932, which allegedly is owned by Gemini and has claims related to a system for operating an IT helpdesk. The complaint sought damages in an unspecified amount and injunctive relief. On April 25, 2011, the Company and Gemini entered into a License Agreement which granted the Company a fully-paid license that covers the patent at issue in the action and mutually released each party from all claims. The Company paid Gemini a one-time licensing fee of $1.3 million in connection with the License Agreement. As a result, the action was dismissed by the court on May 23, 2011.

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

12.	401(k) Plan

On January 1, 2007, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan is available to all employees upon employment and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company may contribute to the plan at the discretion of the Board of Directors. The Company has not made any contributions to the plan through December 31, 2013.

13.	Subsequent Event

On March 7, 2014, the Company acquired all of the outstanding capital stock of a Boston, Massachusetts based systems integrator for a cash purchase price of $7.5 million plus contingent retention-based bonuses totaling up to $4.0 million, which are expected to be paid over a two-year period from the date of acquisition. The Company purchased the systems integrator to acquire their technical expertise to help accelerate the adoption of its Xively platform and its Internet of Things business plans generally. The Company is in the process of allocating the purchase price to the assets acquired and liabilities assumed. Any goodwill resulting from this acquisition will not be deductible for income tax purposes.

14.	Quarterly Information (Unaudited)

	For the Three Months Ended,
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012(1)	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
	(in thousands, except for per share data)
Statement of Operations Data:
Revenue	$32,688	$33,797	$35,368	$36,985	$37,437	$40,670	$42,970	$45,181
Gross profit	29,271	30,372	31,681	33,010	33,028	35,894	38,285	40,235
Income (loss) from operations	1,172	2,256	1,549	1,034	(6,630)	(123)	2,191	2,636
Net income (loss)	76	576	718	2,196	(5,807)	(1,360)	(56)	(459)
Net income (loss) per share-basic	0.00	0.02	0.03	0.14	(0.24)	(0.06)	0.00	(0.02)
Net income (loss) per share-diluted	0.00	0.02	0.03	0.14	(0.24)	(0.06)	0.00	(0.02)

(1)	Comparability affected by the reversal of the valuation allowance related to its Xively deferred tax assets of approximately $677,000.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2013, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2013 based on the specified criteria.

The Company’s Independent Registered Public Accounting Firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2013.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

LogMeIn, Inc.

Boston, Massachusetts

We have audited the internal control over financial reporting of LogMeIn, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 10, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 10, 2014

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2013.

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

Information required by this item is incorporated by reference from the information in our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2013.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the information in our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2013.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2013.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference from the information in our proxy statement for the 2014 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2013.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

See Index to the Consolidated Financial Statements on page 45 of this Annual Report on Form 10-K, which is incorporated into this item by reference.

(a) (2) Financial Statement Schedules

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.

(a) (3) Exhibits

See Exhibit Index on page 78 of this Annual Report on Form 10-K, which is incorporated into this item by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGMEIN, INC.

By:	/s/ Michael K. Simon
Michael K. Simon
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 10, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL K. SIMON Michael K. Simon	President, Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2014

/s/ JAMES F. KELLIHER James F. Kelliher	Chief Financial Officer (Principal Financial Officer)	March 10, 2014

/s/ EDWARD K. HERDIECH Edward K. Herdiech	SVP, Finance (Principal Accounting Officer)	March 10, 2014

/s/ STEVEN J. BENSON Steven J. Benson	Director	March 10, 2014

/s/ MICHAEL J. CHRISTENSON Michael J. Christenson	Director	March 10, 2014

/s/ EDWIN J. GILLIS Edwin J. Gillis	Director	March 10, 2014

/s/ GREGORY W. HUGHES Gregory W. Hughes	Director	March 10, 2014

/s/ IRFAN SALIM Irfan Salim	Director	March 10, 2014

/s/ HILARY SCHNEIDER Hilary Schneider	Director	March 10, 2014

EXHIBIT INDEX

Exhibit Number	Description
3.1(1)	Restated Certificate of Incorporation of the Registrant
3.2(2)	Second Amended and Restated Bylaws of the Registrant
4.1(1)	Specimen Certificate evidencing shares of common stock
10.1(1)	2004 Equity Incentive Plan, as amended
10.2(1)	Form of Incentive Stock Option Agreement under the 2004 Equity Incentive Plan
10.3(1)	Form of Nonstatutory Stock Option Agreement under the 2004 Equity Incentive Plan
10.4(1)	2007 Stock Incentive Plan
10.5(1)	Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan
10.6(1)	Form of Nonstatutory Stock Option Agreement under the 2007 Stock Incentive Plan
10.7(1)	Form of Restricted Stock Agreement under the 2007 Stock Incentive Plan
10.8(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Steven Benson
10.9(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Edwin Gillis
10.10(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Irfan Salim
10.11(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Michael Simon
10.12(3)	Indemnification Agreement, dated as of August 10, 2010, between the Registrant and Michael Christenson
10.13(3)	Indemnification Agreement, dated as of January 19, 2011, between the Registrant and Greg Hughes
10.14(4)	Indemnification Agreement, dated as of March 9, 2011, between the Registrant and Hilary Schneider
10.15(3)	Form of Director Indemnification Agreement
10.16(1)	Second Amended and Restated Investor Rights Agreement, dated as of December 26, 2007, among the Registrant and the parties listed therein
10.17(1)	Lease, dated July 14, 2004, between Acquiport Unicorn, Inc. and the Registrant, as amended by the First Amendment to Lease, dated as of December 14, 2005, as further amended by the Second Amendment to Lease, dated October 19, 2007
10.18(5)	Third Amendment to Lease, July 1, 2010
10.19(6)	Lease, dated April 11, 2012, between Lincoln Summer Street Venture, LLC and the Registrant.
10.20(1)	Amended and Restated Letter Agreement, dated as of April 23, 2008, between the Registrant and Michael Simon
10.21(1)	Amended and Restated Letter Agreement, dated as of April 23, 2008, between the Registrant and James Kelliher
10.22(1)	Form of Management Incentive Stock Option Agreement under the 2009 Stock Incentive Plan
10.23(1)	Form of Management Nonstatutory Stock Option Agreement under the 2009 Stock Incentive Plan
10.24(1)	Form of Director Nonstatutory Stock Option Agreement under the 2009 Stock Incentive Plan
10.25(1)	Form of Employment Offer Letter
10.26(7)	Amended and Restated 2009 Stock Incentive Plan
10.27(8)	Form of Restricted Stock Unit Agreement under the 2009 Stock Incentive Plan
10.28(9)	Form of Director Restricted Stock Unit Agreement under the 2009 Stock Incentive Plan
10.29(10)	Form of Restricted Stock Unit Agreement (Performance-based Vesting) under the 2009 Stock Incentive Plan
10.30(11)	Separation Agreement dated October 10, 2013 between the Company and Michael Ewing
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Registered Public Accounting Firm
23.2*	Consent of Shields & Company, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from LogMeIn, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (Reg 333-148620)

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 15, 2013 (001-34391)

(3)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2010 (001-34391)

(4)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2011 (001-34391)

(5)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended July 29, 2010 (001-34391)

(6)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2012 (001-34391)

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated May 30, 2013 (001-34391)

(8)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2012 (001-34391)

(9)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated June 24, 2013(001-34391)

(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated August 20, 2013(001-34391)

(11)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2013 (001-34391)