Form 10-Q
period 2014-03-31
LogMeIn, Inc.
filed 2014-04-30
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 24, 2014, there were 24,280,525 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

Part I. Financial Information

Item 1. Financial Statements

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2013	March 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$89,257	$103,736
Marketable securities	100,299	100,255
Accounts receivable (net of allowance for doubtful accounts of $269 and $294 as of December 31, 2013 and March 31, 2014, respectively)	12,957	11,681
Prepaid expenses and other current assets	6,531	7,446
Deferred income tax assets	3,053	3,054

Total current assets	212,097	226,172
Property and equipment, net	13,198	13,319
Restricted cash	3,902	3,904
Intangibles, net	16,886	18,136
Goodwill	18,712	24,315
Other assets	5,348	5,302
Deferred income tax assets	9,470	9,218

Total assets	$279,613	$300,366

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,390	$5,086
Accrued liabilities	20,110	16,143
Deferred revenue, current portion	82,496	102,567

Total current liabilities	108,996	123,796
Deferred revenue, net of current portion	2,667	1,991
Other long-term liabilities	611	948

Total liabilities	112,274	126,735

Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value — 5,000,000 shares authorized, 0 shares outstanding as of December 31, 2013 and March 31, 2014	—	—
Equity:
Common stock, $0.01 par value - 75,000,000 shares authorized as of December 31, 2013 and March 31, 2014; 25,371,844 and 25,697,518 shares issued as of December 31, 2013 and March 31, 2014, respectively; 24,103,201 and 24,280,375 outstanding as of December 31, 2013 and March 31, 2014, respectively	254	258
Additional paid-in capital	200,235	210,542
Accumulated deficit	(1,439)	(435)
Accumulated other comprehensive loss	(1,186)	(1,300)
Treasury stock, at cost - 1,268,643 and 1,417,143 shares as of December 31, 2013 and March 31, 2014, respectively	(30,525)	(35,434)

Total equity	167,339	173,631

Total liabilities and equity	$279,613	$300,366

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2014
Revenue	$37,437	$49,020
Cost of revenue	4,409	6,120

Gross profit	33,028	42,900

Operating expenses
Research and development	7,391	6,712
Sales and marketing	20,568	27,710
General and administrative	11,520	6,677
Amortization of acquired intangibles	179	203

Total operating expenses	39,658	41,302

(Loss) income from operations	(6,630)	1,598
Interest income, net	165	111
Other income (expense)	652	(28)

(Loss) income before income taxes	(5,813)	1,681
Benefit from (provision for) income taxes	6	(677)

Net (loss) income	$(5,807)	$1,004

Net (loss) income per share:
Basic	$(0.24)	$0.04
Diluted	$(0.24)	$0.04
Weighted average shares outstanding:
Basic	24,704,343	24,123,291
Diluted	24,704,343	24,749,511

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2013	2014
Net (loss) income	$(5,807)	$1,004

Other comprehensive loss:
Net unrealized (losses) gains on marketable securities, net of tax	(19)	21
Net translation losses	(1,514)	(135)

Total other comprehensive loss	(1,533)	(114)

Comprehensive (loss) income	$(7,340)	$890

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2013	2014
Cash flows from operating activities
Net (loss) income	$(5,807)	$1,004
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	1,704	2,472
Amortization of premium on investments	14	63
Provision for bad debts	28	34
Provision for deferred income taxes	56	265
Income tax benefit from the exercise of stock options	(25)	—
Stock-based compensation	5,165	5,438
Gain on disposal of equipment	(1)	(2)
Changes in assets and liabilities:
Accounts receivable	1,273	1,519
Prepaid expenses and other current assets	(2,853)	(916)
Other assets	(1,882)	90
Accounts payable	(1,128)	(1,008)
Accrued liabilities	5,347	(4,277)
Deferred revenue	4,413	19,358
Other long-term liabilities	(189)	333

Net cash provided by operating activities	6,115	24,373

Cash flows from investing activities
Purchases of marketable securities	(50,378)	(4,985)
Proceeds from sale or disposal of marketable securities	50,000	5,000
Purchases of property and equipment	(2,155)	(1,780)
Intangible asset additions	(541)	(506)
Cash paid for acquisition, net of cash acquired	—	(7,434)

Net cash used in investing activities	(3,074)	(9,705)

Cash flows from financing activities
Proceeds from issuance of common stock upon option exercises	74	5,773
Income tax benefit from the exercise of stock options	25	—
Common stock withheld to satisfy income tax withholdings for restricted stock unit vesting	(236)	(901)
Purchase of treasury stock	(8,980)	(4,909)

Net cash used in financing activities	(9,117)	(37)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(1,109)	(152)

Net (decrease) increase in cash and cash equivalents	(7,185)	14,479
Cash and cash equivalents, beginning of period	111,932	89,257

Cash and cash equivalents, end of period	$104,747	$103,736

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$1
Cash paid for income taxes	$4,060	$119
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,584	$1,349
Fair value of contingent consideration in connection with acquisition included in accrued liabilities and other long term liabilities	$169	$—

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of the Business

LogMeIn, Inc. (the “Company”) provides a portfolio of secure, easy-to-use cloud-based offerings aimed at addressing the evolving needs of businesses, their employees and their customers in today’s universally connected world. The Company’s product line includes AppGuru™, BoldChat®, Cubby™, join.me®, LogMeIn Pro®, LogMeIn® Central™, LogMeIn Rescue®, LogMeIn® Rescue+Mobile™, LogMeIn Backup®, LogMeIn for iOS, LogMeIn Hamachi®, Xively™ and RemotelyAnywhere®. The Company is headquartered in Boston, Massachusetts with wholly-owned subsidiaries in Hungary, The Netherlands, Australia, the United Kingdom, Brazil, Japan, Ireland, and India.

2. Summary of Significant Accounting Policies

Principles of Consolidation — The accompanying condensed consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”).

Unaudited Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited and have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read along with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 10, 2014. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited condensed consolidated financial statements and in the opinion of management, reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2013 and March 31, 2014, marketable securities consisted of U.S. government agency securities that have remaining maturities within two years and have an aggregate amortized cost of $100.3 million and $100.2 million and an aggregate fair value of $100.3 million and $100.3 million, including $67,000 and $94,000 of unrealized gains and $28,000 and $22,000 of unrealized losses, respectively.

Revenue Recognition — The Company derives revenue primarily from subscription fees related to its LogMeIn premium services and the delivery of professional services, primarily related to its Xively business.

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

The Company currently only offers free versions of its iPhone, iPad and Android software products. The Company had formerly sold these iPhone, iPad and Android software products as perpetually licensed software, the revenue from which was recognized when there was persuasive evidence of an arrangement, the product had been provided to the customer, the collection of the fee was probable, and the amount of fees to be paid by the customer was fixed or determinable.

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

As of December 31, 2013, no customers accounted for 10% or more of accounts receivable and no customers accounted for 10% or more of revenue for the three months ended March 31, 2013 or 2014. As of March 31, 2014, two customers each accounted for 10% of accounts receivable.

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an annual impairment test of goodwill on the last day of its fiscal year and whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. Through March 31, 2014, no impairments have occurred.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through March 31, 2014, no impairments have occurred.

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country, unless otherwise determined that the United States dollar would serve as a more appropriate functional currency given the economic operations of the entity. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency gains of approximately $652,000 for the three months ended March 31, 2013 and foreign currency losses of approximately $28,000 for the three months ended March 31, 2014.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. Through December 31, 2013 and March 31, 2014, the Company has provided a liability for approximately $304,000 and $383,000 for uncertain tax positions, respectively. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

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

The Company’s revenue by geography (based on customer address) is as follows (in thousands):

	Three Months Ended March 31,
	2013	2014
Revenue:
United States	$24,788	$32,405
United Kingdom	3,463	4,407
International - all other	9,186	12,208

Total revenue	$37,437	$49,020

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

The Company has entered into agreements with certain customers that contractually obligate the Company to indemnify the customer from certain claims, including claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. Through March 31, 2014, the Company has not experienced any losses related to these indemnification obligations.

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

Net (Loss) Income Per Share — Basic net (loss) income per share is computed by dividing net (loss) income by the weighted average number of common shares outstanding for the period. Diluted net (loss) income per share is computed by dividing net (loss) income by the sum of the weighted average number of common shares outstanding during the period and the weighted average number of potential common shares outstanding from the assumed exercise of stock options and the vesting of restricted stock units. For the three months ended March 31, 2013, the Company incurred a net loss and therefore, the effect of the Company’s outstanding common stock equivalents were not included in the calculation of diluted loss per share as they were anti-dilutive. Accordingly, basic and dilutive net loss per share for the period were identical.

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net (loss) income per share either because they had an anti-dilutive impact or because the Company had a net loss in the period (in thousands):

	Three Months Ended March 31,
	2013	2014
Options to purchase common shares	2,886	933
Restricted stock units	863	173

Total options and restricted stock units	3,749	1,106

Basic and diluted net income per share was calculated as follows (in thousands, except share and per share data):

Three Months Ended March 31, 2013
Basic and diluted net loss per share:
Net loss	$(5,807)

Weighted average common shares outstanding	24,704,343

Basic and diluted net loss per share	$(0.24)

Three Months Ended March 31, 2014
Basic:
Net income	$1,004

Weighted average common shares outstanding, basic	24,123,291

Net income, basic	$0.04

Diluted:
Net income	$1,004

Weighted average common shares outstanding, basic	24,123,291

Add: Common stock equivalents	626,220

Weighted average common shares outstanding, diluted	24,749,511

Net income, diluted	$0.04

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

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2013
Cash equivalents — money market funds	$28,210	$28,210	$—	$—
Cash equivalents — bank deposits	5,001	—	5,001	—
Short-term marketable securities — U.S. government agency securities	100,299	75,288	25,011	—
Balance at March 31, 2014
Cash equivalents - money market funds	29,516	29,516	—	—
Cash equivalents - bank deposits	5,001	—	5,001	—
Short-term marketable securities - U.S. government agency securities	100,255	80,246	20,009	—

Bank deposits and certain U.S. government agency securities are classified within the second level of the fair value hierarchy as the fair value of those assets are determined based upon quoted prices for similar assets.

4. Acquisitions

On March 7, 2014, the Company acquired all of the outstanding capital stock of Ionia Corporation, or “Ionia,” a Boston, Massachusetts based systems integrator, for a cash purchase price of $7.5 million plus contingent retention-based bonuses totaling up to $4.0 million, which are expected to be paid over a two-year period from the date of acquisition. The operating results, of which there was approximately $221,000 of revenue and $471,000 of expenses during the three months ended March 31, 2014, are included in the condensed consolidated financial statements beginning on the acquisition date.

The acquisition has been accounted for as a business combination. The assets acquired and the liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company retained an independent third party valuation firm to calculate the fair value of the intangible assets with estimates and assumptions provided by Company management. The excess of the purchase price over the tangible net assets and identifiable intangible assets was recorded as goodwill.

The purchase price was allocated as follows (in thousands):

Amount
Cash	$67
Current assets	296
Other assets	26
Deferred revenue	(70)
Other liabilities	(172)
Customer backlog	120
Trade name and trademark	10
Customer relationships	1,340
Documented know-how	280
Goodwill	5,603

Total purchase price	$7,500

The pro forma results of operations for the quarter ended March 31, 2013 and 2014 assuming the Company had acquired Ionia on January 1, 2013, do not differ materially from those reported in the Company’s condensed consolidated statement of income for that quarter.

The asset purchase agreement included a contingent, retention-based bonus program provision requiring the Company to make additional payments to employees, including former Ionia owners now employed by the Company, on the first and second anniversaries of the acquisition, contingent upon their continued employment and achievement of certain bookings goals. The range of the contingent, retention-based bonus payments that the Company could pay is between $0 to $4.0 million. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met.

The goodwill recorded in connection with this transaction is primarily related to the expected synergies to be achieved related to the Company’s ability to leverage its Xively platform, customer base, sales force and Internet of Things business plan with Ionia’s technical expertise and customer base. All goodwill acquired is not deductible for income tax purposes.

The Company incurred approximately $100,000 of acquisition-related costs which are included in general and administrative expense for the three months ended March 31, 2014.

5. Goodwill and Intangible Assets

The changes in the carry amounts of goodwill for three months ended March 31, 2014 are due to the addition of goodwill resulting from the acquisition of Ionia (See Note 4 to the Condensed Consolidated Financial Statements).

Changes in goodwill for the three months ended March 31, 2014, are as follows (in thousands):

Balance, December 31, 2013	$18,712
Goodwill related to the acquisition of Ionia	5,603

Balance, March 31, 2014	$24,315

Intangible assets consist of the following (in thousands):

		December 31, 2013			March 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trademark	1-5 years	$666	$666	$—	$676	$667	$9
Customer base	5-7 years	3,789	1,901	1,888	5,129	2,029	3,100
Customer backlog	4 months	—	—	—	120	23	97
Domain names	5 years	894	341	553	907	383	524
Software	4 years	299	299	—	299	299	—
Technology	3-6 years	13,963	1,835	12,128	13,963	2,204	11,759
Technology and know-how	3 years	3,176	2,597	579	3,176	2,861	315
Documented know-how	4 years	—	—	—	280	4	276
Non-compete agreements	5 years	162	34	128	162	43	119
Internally developed software	3 years	2,485	875	1,610	2,976	1,039	1,937

		$25,434	$8,548	$16,886	$27,688	$9,552	$18,136

As a result of the acquisition of Ionia, the Company capitalized $120,000 of customer back log, $280,000 of documented know-how, $10,000 of trade names, and $1.3 million of customer relationships as intangible assets. The Company is amortizing the intangible assets based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. The intangible assets have estimated useful lives which range from four months to seven years.

On November 6, 2013, the Company purchased a software asset for $11.5 million. This software asset is recorded as an intangible asset and classified as technology and will be amortized using the straight-line method over an estimated useful life of five years, beginning in February 2014 when the product was made available to customers.

The Company capitalized $239,000 and $491,000 during the three months ended March 31, 2013 and 2014, respectively, of costs related to internally developed computer software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services. The Company paid $15,000 to acquire domain names in the three months ended March 31, 2014.

The Company is amortizing its intangible assets over the estimated lives noted above. Amortization expense for intangible assets was $612,000 and $1.0 million for the three months ended March 31, 2013 and 2014, respectively. Amortization relating to software, technology and know-how, documented know-how, and internally developed software is recorded within cost of revenues and the amortization of trade name and trademark, customer base, customer backlog, domain names, and non-compete agreements is recorded within operating expenses. Future estimated amortization expense for intangible assets is as follows at March 31, 2014 (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2014 (Nine months ending December 31)	3,724
2015	4,264
2016	3,718
2017	3,160
2018	2,780
Thereafter	490

Total	$18,136

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2013	March 31, 2014
Marketing programs	$4,631	$4,868
Payroll and payroll related	9,719	5,100
Professional fees	1,064	1,141
Other accrued liabilities	4,696	5,034

Total accrued liabilities	$20,110	$16,143

7. Income Taxes

The Company recorded a benefit for federal, state and foreign income taxes of approximately $6,000 and a provision of approximately $677,000 for the three months ended March 31, 2013 and 2014, respectively. The Company’s effective tax rate increased for the three months ended March 31, 2014 as a result of the Company incurring approximately $1.7 million of profit before tax as compared to an approximate $5.8 million loss before tax for the three months ended March 31, 2013.

Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and operating loss carry-forwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. At each balance sheet date, the Company assesses the likelihood that deferred tax assets will be realized, and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2013 and March 31, 2014, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary. This entity has historical losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. The Company has recorded a liability related to uncertain tax provisions of approximately $304,000 and $383,000 as of December 31, 2013 and March 31, 2014, respectively. The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company did not recognize any interest or penalties in its statement of operations during the three months ended March 31, 2013. The Company recognized approximately $5,000 of interest expense for the three months ended March 31, 2014.

8. Common Stock and Equity

In February 2013, the Company’s board of directors approved a $25 million share repurchase program. On August 13, 2013, the board of directors approved a new $50 million share repurchase program, which replaced the previous $25 million share repurchase program. Share repurchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. The timing and amount of any share repurchases are determined by the Company’s management based on its evaluation of market conditions, the trading price of the stock, regulatory requirements and other factors. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

For the three months ended March 31, 2013 and 2014, the Company repurchased 501,822 and 148,500 shares of its common stock at an average price of $17.89 and $33.05 per share for a total cost of approximately $9.0 million and $4.9 million, respectively. At March 31, 2014, approximately $31.0 million remained available under the Company’s share repurchase program.

9. Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Restricted stock units with service-based vesting conditions generally vest over a three-year period while restricted stock units with market-based vesting conditions generally vest over two or three-year periods. Certain stock-based awards provide for accelerated vesting if there is a change in control. On May 23, 2013, the Company’s stockholders approved an amendment to the 2009 Plan that increased the shares available to grant under the plan by 1,400,000 shares. There were 1,484,892 shares available for grant under the 2009 Plan as of March 31, 2014.

The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of stock options. The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of comparable public companies over the option’s expected term as well as its own stock price volatility since the Company’s IPO. The Company estimates expected term based on historical exercise activity and giving consideration to the contractual term of the options, vesting schedules, employee turnover, and expectation of employee exercise behavior. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate for periods within the estimated life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. Historical employee turnover data is used to estimate pre-vesting stock option forfeiture rates. The compensation expense is amortized on a straight-line basis over the requisite service period of the stock award, which is generally four years.

The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2013	2014
Expected dividend yield	0.00%	0.00%
Risk-free interest rate	0.87% - 0.88%	1.48%
Expected option life (years)	6.25	6.25
Expected volatility	55%	55%

The following table summarizes stock option activity, including performance-based options (shares and intrinsic value in thousands):

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,389	$26.85	6.4	$22,330

Granted	35	41.03
Exercised	(270)	21.37		$5,495

Forfeited	(46)	36.38

Outstanding at March 31, 2014	2,108	$27.58	6.4	$36,485

Exercisable at December 31, 2013	1,451	$23.45	5.4	$17,855

Exercisable at March 31, 2014	1,495	$25.56	5.7	$28,889

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $33.55 on December 31, 2013 and $44.89 per share on March 31, 2014, or at time of exercise, and the exercise price of the options.

The weighted average grant date fair value of stock options issued was $11.60 per share for the year ended December 31, 2013, and $21.78 for the three months ended March 31, 2014.

During the three months ended March 31, 2014, the Company granted 174,286 restricted stock units, respectively, containing time-based vesting conditions which generally lapse over a three year period.

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

Compensation cost is recognized on a straight-line basis over the requisite service period. At March 31, 2014, all of the TSR units granted in August 2013 remain outstanding.

The following table summarizes restricted stock unit activity (shares in thousands):

	Number of shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2014	1,192	$28.47
Restricted stock units granted	174	41.03
Restricted stock units vested	(77)	26.98
Restricted stock units forfeited	(49)	29.43

Unvested as of March 31, 2014	1,240	$30.29

The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table (in thousands):

	Three Months Ended March 31,
	2013	2014
Cost of revenue	$203	$235
Research and development	1,017	776
Sales and marketing	2,081	2,061
General and administrative	1,864	2,366

	$5,165	$5,438

As of March 31, 2014, there was approximately $36.6 million of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock awards which are expected to be recognized over a weighted average period of 2.1 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

10. Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in Massachusetts, Hungary, Australia, the United Kingdom, Ireland and India that expire through 2023.

In April 2012, the Company entered into a lease for a new corporate headquarters located in Boston, Massachusetts. The landlord was obligated to rehabilitate the existing building and the lease term began in April 2013 and extends through July 2023. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $41.3 million. Pursuant to the terms of the lease, the landlord was responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements were billed by the landlord to the Company as additional rent. These costs totaled $5.6 million, all of which were paid as of March 31, 2014, and have been classified in Other Assets and are being amortized over the lease term. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable standby letter of credit which is collateralized by a bank deposit in the amount of approximately $3.5 million or 105 percent of the security deposit. The security deposit is classified as restricted cash. The lease includes an option to extend the original term of the lease for two successive five year periods.

        In September 2013, the Company entered into a lease for new office space in Sydney, Australia. The term of the new office space began in December 2013 and extends through May 2017. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $658,000 (AUD 711,000). The lease agreement required a bank guarantee of approximately $114,000 (AUD 123,000). The bank guarantee is classified as restricted cash.

In April 2014, the Company amended its current lease for its Budapest, Hungary office space to provide for an expansion of leased space and to extend the term of the lease. The term of the amended lease will begin in July 2014 and extend through June 2019. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $7.8 million (EUR 5.7 million). The amended lease agreement required a bank guarantee of approximately $487,000 (EUR 354,000). The bank guarantee is classified as restricted cash.

Rent expense under all leases was approximately $1.1 million and $1.7 million for the three months ended March 31, 2013 and 2014, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $1.1 million for both the three months ended March 31, 2013 and 2014.

Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows at March 31, 2014 (in thousands):

Years Ending December 31
2014 (Nine months ending December 31)	$7,299
2015	6,943
2016	6,300
2017	5,805
2018	6,126
Thereafter	21,564

Total minimum lease payments	$54,037

(1)	Excluded from the table above is $383,000 related to uncertain tax positions as the Company is uncertain as to when a cash settlement for these liabilities will occur.

Litigation — On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named the Company as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007) alleging that the Company infringed U.S. Patent No. 6,928,479, or the ‘479 Patent, which is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted the Company’s motion for summary judgment of non-infringement. The court issued a written order regarding this decision on May 4, 2011. On May 13, 2011, 01 filed a notice of appeal appealing the court’s ruling granting summary judgment. On July 31, 2012, the U.S. Court of Appeals for the Federal Circuit vacated the lower court’s summary judgment of non-infringement ruling and remanded the case back to the U.S. District Court for the Eastern District of Virginia with revised claim construction. The trial commenced on March 18, 2013 and on March 26, 2013, a jury in the Eastern District of Virginia found that the Company’s products do not infringe the ‘479 Patent as previously asserted by 01. The court issued a written order regarding this decision on April 2, 2013. On June 26, 2013, the court issued a written opinion denying all pending post-trial motions, thereby preserving the jury’s non-infringement verdict. On June 26, 2013, 01 filed a notice of appeal seeking to appeal the jury’s non-infringement verdict and on July 18, 2013, the Company filed a notice of cross appeal seeking to appeal the jury’s decisions regarding invalidity and inequitable conduct. The U.S. Court of Appeals for the Federal Circuit has scheduled oral argument for June 3, 2014. At this time the Company does not believe that a loss is probable and remains unable to reasonably estimate a possible loss or range of loss associated with this litigation.

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

The Company is from time to time subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company’s condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited condensed consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2013 included in our Annual Report on Form 10-K , filed with the Securities and Exchange Commission, or SEC, on March 10, 2014. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q . We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

LogMeIn provides essential cloud-based collaboration, IT management and customer service offerings aimed at addressing the evolving multi-device security, management and accessibility requirements of the new mobile workplace. We believe our cloud-based services, which are deployed and accessed from anywhere with an Internet connection, are used to connect more Internet-enabled devices worldwide than any other connectivity platform on the market. Our solutions are used by tens of millions of professionals to work from virtually anywhere on virtually any Internet-enabled device. Hundreds of thousands of small and medium businesses, or SMBs, use our solutions to manage distributed work environments, embrace employee-owned technology in the workplace and facilitate collaboration across distributed teams. Thousands of service providers, including many of the world’s largest hardware and software companies, web hosting providers, retailers and telecommunications providers, use our solutions to service and support their customers across mobile, social and online channels.

We offer both free and fee based, or premium, services. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, online search, the conversion of free users and expiring free trials to paid subscriptions and direct marketing to new and existing customers.

We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers, customer service centers, original equipment manufacturers, or OEMs, and consumers. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the three months ended March 31, 2013 we generated revenues of $37.4 million, compared to $49.0 million for the three months ended March 31, 2014, an increase of approximately 31%. In the fiscal year 2013, we generated revenues of $166.3 million.

Certain Trends and Uncertainties

The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. The summary, however, should be considered along with the factors identified in the section titled “Risk Factors” of this Quarterly Report on Form 10-Q and elsewhere in this report.

•	There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. We have been, and may in the future be, subject to third party patent infringement or other intellectual property-related lawsuits as we face increasing competition and become increasingly visible. Any adverse determination related to intellectual property claims or litigation could adversely affect our business, financial condition and operating results.

•	The risk of a data security breach or service disruption caused by computer hackers and cyber criminals has increased as the frequency, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our services and systems have been, and may in the future continue to be, the target of various forms of cyber-attacks. While we make significant efforts to maintain the security and integrity of our services and computer systems, our cybersecurity measures and the cybersecurity measures taken by our third-party data center facilities may be unable to anticipate, detect or prevent all attempts to compromise our systems. Any security breach, whether successful or not, could harm our reputation, subject us to lawsuits and other potential liabilities and ultimately could result in the loss of customers.

•	We continue to closely monitor current adverse economic conditions, particularly as they impact SMBs, IT service providers and consumers. We are unable to predict the likely duration and severity of the current adverse economic conditions in the United States and other countries, but the longer the duration the greater risks we face in operating our business.

•	We believe that competition will continue to increase. Increased competition could result from existing competitors or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

•	We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.

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

Employees

We have increased our number of full-time employees to 675 at March 31, 2014 as compared to 613 at December 31, 2013 and 565 at March 31, 2013.

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

Cost of Revenue. Cost of revenue consists primarily of costs associated with our data center operations and customer support centers. Included in these costs are: wages and benefits for personnel, professional service costs as a result of the Ionia acquisition (See Note 4 to the Condensed Consolidated Financial Statements), telecommunication and hosting fees for our services, equipment maintenance, software license and maintenance fees and depreciation. Additionally, amortization expense associated with the acquired software, technology and documented know-how, as well as internally developed software is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers is related to the number of customers who subscribe to our services and the complexity and redundancy of our services and hosting infrastructure. We expect cost of revenue expenses to increase in absolute dollars but remain relatively constant as a percentage of revenue as we continue to increase our number of customers over time.

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, professional fees associated with outsourced development projects and depreciation associated with assets used in development. We have focused our research and development efforts on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Europe. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized approximately $0.2 million and $0.5 million for the three months ended March 31, 2013 and 2014, respectively, of costs related to internally developed computer software to be sold as a service, which was incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our services but will remain relatively constant as a percentage of revenue.

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

General and Administrative. General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, legal, finance and accounting personnel, professional fees, insurance and other corporate expenses. We expect general and administrative expenses related to personnel, recruiting, internal information systems, audit, accounting and insurance costs will increase in absolute dollars but remain relatively constant as a percentage of revenue as we continue to support the growth of our business. Due to the current status of the 01 Communique litigation and the resolution of the Pragmatus litigation (see Note 10 to the Condensed Consolidated Financial Statements) we expect legal costs, which are included in general and administrative expenses, to remain relatively constant with levels incurred since the second quarter of fiscal year 2013. However, in the event that the current status of the 01 Communique litigation changes, general and administrative expense may increase significantly from current levels due to increased legal costs.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•	Revenue recognition;

•	Income taxes;

•	Goodwill and acquired intangible assets;

•	Stock-based compensation; and

•	Loss contingencies.

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended March 31,
	2013	2014
Revenue	100%	100%
Cost of revenue	12	12

Gross profit	88	88

Operating expenses:
Research and development	20	14
Sales and marketing	55	56
General and administrative	31	14
Amortization of acquired intangibles	—	—

Total operating expenses	106	84

(Loss) income from operations	(18)	4
Interest and other income (expense), net	2	—

(Loss) income before provision for income taxes	(16)	4
Benefit from (provision for) from income taxes	—	(2)

Net (loss) income	(16)%	2%

Three Months Ended March 31, 2013 and 2014

Revenue. Revenue increased $11.6 million, or 31%, from $37.4 million for the three months ended March 31, 2013 to $49.0 million for the three months ended March 31, 2014. The majority of the increase was attributable to an increase in revenue from new customers, as our total number of subscribers increased significantly during the period. The increase in revenue from new customers and in our total number of subscribers was attributable to continued increased sales of join.me pro, our premium collaboration service, and our strategic decision to discontinue offering LogMeIn Free, our free remote access service, to instead focus our marketing spend and efforts on our faster growing free services, specifically join.me. As a result of this change, we experienced significant growth in total sales and total subscribers as former LogMeIn Free users transitioned to either our premium remote access service, LogMeIn Pro, or our premium IT management product, LogMeIn Central. We believe that the majority of LogMeIn Free users that will convert to LogMeIn Pro or LogMeIn Central subscribers have converted during the three months ended March 31, 2014.

Cost of Revenue. Cost of revenue increased $1.7 million, or 39%, from $4.4 million for the three months ended March 31, 2013 to $6.1 million for the three months ended March 31, 2014. As a percentage of revenue, cost of revenue was 12% for both the three months ended March 31, 2013 and 2014. The increase in absolute dollars was primarily a result of an increase in both the number of customers using our services and the total number of devices that connected to our services, which resulted in increased hosting and customer support costs. The costs associated with managing our data centers and the hosting of our services increased by $0.7 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013. The increase was also due to a $0.3 million increase in amortization expense of intangible assets, a $0.2 million increase in personnel-related costs, including salary, wages, bonus and benefits and tax expense, as we increased the number of customer support employees to support our overall growth and brought on additional professional services employees as a result of the Ionia acquisition, a $0.2 million increase in contingent bonus expense related to the retention-based bonuses for the Ionia acquisition (see Note 4 to the Condensed Consolidated Financial Statements), a $0.1 million increase in professional services fees and a $0.1 million increase in rent expense.

Research and Development Expenses. Research and development expenses decreased $0.7 million, or 9%, from $7.4 million for the three months ended March 31, 2013 to $6.7 million for the three months ended March 31, 2014. As a percentage of revenue, research and development expenses were 20% and 14% for the three months ended March 31, 2013 and 2014, respectively. The decrease in absolute dollars was primarily due to a $0.5 million decrease in contingent bonus expense related to the Xively and Bold acquisitions due to the completion of contingent bonus payments for both Xively and Bold, a $0.3 million increase in costs related to internally developed computer software to be sold as a service which was incurred during the application development stage and therefore capitalized rather than expensed, as well as a $0.2 million decrease in stock-based compensation expense. These costs were offset by an increase of $0.1 million in travel-related costs and a $0.1 million increase in professional service fees.

Sales and Marketing Expenses. Sales and marketing expenses increased $7.1 million, or 35%, from $20.6 million for the three months ended March 31, 2013 to $27.7 million for the three months ended March 31, 2014. As a percentage of revenue, sales and marketing expenses were 55% and 56% for the three months ended March 31, 2013 and 2014, respectively. The increase in absolute dollars was primarily due to a $2.5 million increase in marketing program costs and a $2.3 million increase in personnel-related and recruiting costs, including salary, wages, commissions, bonus and benefits and tax expense costs, from the hiring of additional employees to support our growth in sales and expand our marketing efforts. The total increase in sales and marketing expense was also due to a $0.9 million increase in credit card transaction fees primarily related to an increase in e-commerce orders, a $0.4 million increase in rent related costs, a $0.2 million increase in travel-related costs, a $0.2 million increase in professional fees, a $0.1 million increase in telecom expense, a $0.1 million increase in hardware and software maintenance costs, and a $0.1 million increase in depreciation expense.

General and Administrative Expenses. General and administrative expenses decreased $4.8 million, or 42%, from $11.5 million for the three months ended March 31, 2013 to $6.7 million for the three months ended March 31, 2014. As a percentage of revenue, general and administrative expenses were 31% and 14% for the three months ended March 31, 2013 and 2014, respectively. The decrease in absolute dollars was primarily due to a $4.8 million decrease in legal fees associated with the current state of the patent infringement claims made by 01 Communique and a one-time $1.2 million expense associated with the Pragmatus License Agreement. This reduction in expense was offset by a $0.6 million increase in personnel-related and recruiting costs, including salary, wages, bonus and benefits and tax expense, as we increased the number of general and administrative employees to support our overall growth, a $0.1 million increase in professional services fees, a $0.1 million increase in rent expense, a $0.1 million increase in legal fees associated with the acquisition of Ionia in March 2014 (see Note 4 to the Condensed Consolidated Financial Statements), a $0.1 million increase in audit and tax fees and $0.1 million increase in travel expenses. Included in the increase in personnel-related and recruiting costs is a $0.5 million increase in stock-based compensation.

Amortization of Intangibles. Amortization of intangibles were $0.2 million for both the three months ended March 31, 2013 and 2014. The amortization of intangibles for the three months ended March 31, 2013 and 2014 related primarily to the value of intangible assets acquired as part of our January 2012 acquisition of Bold. Additionally, included in the amortization of intangibles for the three months ended March 31, 2014 is $38,000 amortization related to the value of intangible assets acquired as part of our March 2014 acquisition of Ionia.

Interest and Other Income, (Expense) Net. Interest and other income, (expense) net was income of approximately $0.8 million and $0.1 million for the three months ended March 31, 2013 and 2014, respectively. The decrease was primarily related to a $0.7 million decrease in foreign currency gains.

Income Taxes. We recorded a benefit from federal, state and foreign income taxes of approximately $6,000 and a provision for federal, state and foreign income taxes of approximately $0.7 million for the three months ended March 31, 2013 and 2014, respectively. Our effective tax rate increased year-over-year as a result of us incurring approximately $1.7 million profit before tax as compared to a $5.8 million loss before tax for the three months ended March 31, 2013. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2013 and March 31, 2014, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary. This entity has historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

Net (Loss) Income. We recognized a net loss of $5.8 million for the three months ended March 31, 2013 compared to net income of $1.0 million for the three months ended March 31, 2014.

For the three months ended March 31, 2014, revenue increased $11.6 million while cost of revenue increased $1.7 million, operating expenses increased $1.6 million, other income decreased $0.7 million, and our tax provision increased $0.7 million, resulting in approximately a $6.8 million increase in net income.

The $11.6 million increase in revenue is primarily due to an increase in revenue from new customers and add-on revenues from our existing customer base. For the three months ended March 31, 2014, we experienced significant growth in total sales and total subscribers attributable to continued increased sales of join.me pro, our premium collaboration service, and our strategic decision to discontinue offering LogMeIn Free, our free remote access service, which caused former LogMeIn Free users to transition to either our premium remote access service, LogMeIn Pro, or our premium IT management product, LogMeIn Central.

The $1.7 million increase in cost of revenue is primarily due to a $0.7 million increase in costs to manage our data centers and the hosting of our services, a $0.4 million increase in personnel-related costs, including salary, wages, bonus, benefits and tax expense primarily related to the Ionia acquisition, a $0.4 million increase in amortization expense, and a $0.1 million increase in professional services fees.

        The $1.6 million increase in operating expenses is primarily due to a $2.5 million increase in marketing programs, a $2.0 million increase in personnel-related costs, including a $0.2 million increase in stock-based compensation, a $0.9 million increase in credit card transaction fees, a $0.5 million increase in rent expense, a $0.4 million increase in professional service fees, a $0.4 million increase in travel expenses, a $0.2 million increase in maintenance costs, a $0.2 million increase in telecom related costs associated with the increase in personnel, a $0.1 million increase in employee training expense, a $0.1 million increase in depreciation, a $0.1 million increase in accounting and tax fees, $0.1 million legal fees associated with the Ionia acquisition in March 2014 (see Note 4 to the Condensed Consolidated Financial Statements). These costs were offset by a $4.8 million decrease in legal fees and a $1.2 million expense associated with the Pragmatus License Agreement in April 2013.

The $0.7 million increase in our tax provision is primarily due to a benefit from federal, state, and foreign income taxes of $6,000 for the three months ended March 31, 2013, compared to a $0.7 million provision for the three months ended March 31, 2014, as a result of the overall increase in net income of $6.8 million.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2013	2014
	(in thousands)
Net cash provided by operations	$6,115	$24,373
Net cash used in investing activities	(3,074)	(9,705)
Net cash used in financing activities	(9,117)	(37)
Effect of exchange rate changes	(1,109)	(152)

Net (decrease) increase in cash	$(7,185)	$14,479

At March 31, 2014, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $204.0 million.

Cash Flows From Operating Activities

Net cash inflows from operating activities during the three months ended March 31, 2013 were mainly attributable to a $4.2 million increase in accounts payable and accrued expenses, a $4.4 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth and a $1.3 million decrease in accounts receivable. These were offset by a $2.9 million increase in prepaid expenses and other current assets, a $1.9 million increase in other assets and a $0.2 million decrease in other long-term liabilities. The net cash inflows from operations were also attributable to non-cash operating expenses, including $5.2 million for stock compensation and $1.7 million for depreciation and amortization.

Net cash inflows from operating activities during the three months ended March 31, 2014 were mainly attributable to a $19.4 million increase in deferred revenue associated with upfront payments primarily received from our customers who transitioned from LogMeIn Free to LogMeIn Pro in connection with our strategic decision to discontinue LogMeIn Free. The increase in net cash inflows from operating activities was also attributable to a $1.5 million decrease in accounts receivable and a $0.3 million increase in other long-term liabilities. These were offset by a $4.3 million decrease in accrued liabilities, a $1.0 million decrease in accounts payable, and a $0.9 million increase in prepaid expenses and other current assets, related to the increase in prepaid software subscriptions for the period through December 2014. Included in the increase in other long-term liabilities is a $0.2 million increase in accrued rent as well as a $0.1 million increase in uncertain tax positions. The decrease in accrued liabilities is primarily driven by a $3.9 million decrease in accrued bonuses, which were paid in January 2014, as well as a $0.7 million decrease in short-term contingent bonuses related to the Xively and Bold acquisitions, offset by a $0.3 million increase in accrued vacation as a result of the increased headcount in fiscal year 2014. Additionally, included in cash inflows from operating activities are add-backs of non-cash expense items, including $5.4 million for stock compensation and $2.5 million for depreciation and amortization. We expect that our future cash flows from operating activities will be impacted by the contingent payments associated with the Ionia acquisition.

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

Net cash used in investing for the three months ended March 31, 2014 was primarily related to the cash paid for Ionia in March 2014 for $7.4 million, net of cash acquired. Net cash used in investing was also attributable to the addition of $1.8 million in property and equipment mainly related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure and expansion of our offices. Net cash used in investing activities also related to $0.5 million in intangible asset additions related to internally developed software.

Cash Flows From Financing Activities

Net cash used in financing activities for the three months ended March 31, 2013 was primarily related to $9.0 million for the purchase of treasury stock as well as $0.2 million for payroll taxes paid related to vesting of restricted stock units, offset by $0.1 million in proceeds received from the issuance of common stock upon exercise of stock options.

        Net cash used in financing activities for the three months ended March 31, 2014 was primarily related to $4.9 million for the purchase of treasury stock as well as $0.9 million for payroll taxes paid related to vesting of restricted stock units, offset by $5.8 million in proceeds received from the issuance of common stock upon exercise of stock options.

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

Key Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the condition for use of non-GAAP financial information. We have presented the following non-GAAP measures in accordance with this standard. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Management uses these non-GAAP measures to compare our performance to that of prior periods and uses these measures in financial reports prepared for management and our board of directors. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other software-as-a-service companies, many of which present similar non-GAAP financial measures to investors.

In addition to our condensed consolidated financial statements prepared in accordance with GAAP, to date, we have considered the following non-GAAP financial measures to be key indicators of our financial performance:

•	“Non-GAAP Operating Income,” which we define as GAAP operating income less acquisition related costs and amortization, stock compensation expense, and patent litigation related expenses;

•	“Adjusted EBITDA,” which we define as GAAP income, less interest income and other expense (net), provision for income taxes, depreciation and amortization expenses, acquisition related costs, stock compensation expense, and patent litigation related expenses;

•	“Non-GAAP Provision for income taxes,” which we define as GAAP provision for income taxes less the tax impact from acquisition related costs amortization, stock compensation expense, patent litigation related expenses, and tax benefits associated with the reversal of a valuation allowance;

•	“Non-GAAP Net income,” which we define as Non-GAAP income before provision for income taxes less Non-GAAP provision for income taxes;

•	“Non-GAAP Diluted net income per share,” which we define as Non-GAAP net income divided by diluted average weighted shares outstanding; and

•	“Non-GAAP Cash flow from operating activities,” which we definite as GAAP operating cash flow plus cash paid for patent litigation related expenses, and acquisition related legal expenses.

The expenses described below have been excluded from our GAAP results to arrive at our non-GAAP measures, as outlined above:

Acquisition related costs and amortization relate to costs associated with acquisitions of intellectual property and businesses and include legal costs, contingent retention bonuses and the amortization of intangible assets.

Acquisition related costs relate to costs associated with the acquisitions of intellectual property and businesses and include legal costs and contingent retention bonuses.

Stock compensation expense relates to stock-based compensation awards granted to our executive officers, employees, and outside directors.

Patent litigation related expenses relate to costs associated with the defense and settlement of patent infringement claims brought against us (see Note 10 to the Condensed Consolidated Financial Statements).

Tax benefits related to the reversal of a valuation allowance relate to the reversal of a valuation allowance against certain foreign deferred tax assets (see Note 7 to the Condensed Consolidated Financial Statements).

Depreciation and amortization expenses relate to costs associated with the depreciation and amortization of fixed and intangible assets.

Interest income and other expense (income), net relates to the interest earned on outstanding cash balances during the period as well as foreign currency, realized and unrealized, gains and losses as a result of multi-currency settlements occurring during the period and period end translation adjustments.

Income tax (benefit) expense, relates to the total income tax levied based on GAAP income during the period.

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

We do not consider these non-GAAP measures in isolation or as an alternative to financial measures determined in accordance with GAAP. The principal limitation of these non-GAAP financial measures is that they exclude significant elements that are required to be recorded in our financial statements pursuant to GAAP. In addition, they are subject to inherent limitations as they reflect the exercise of judgments by management in determining these non-GAAP financial measures. In order to compensate for these limitations, management presents our non-GAAP financial measures in connection with our GAAP results. We urge investors to review the reconciliation of our non-GAAP financial measures to the comparable GAAP financial measures, which we have included in this Form 10-Q and in our press releases announcing our quarterly financial results, and not to rely on any single financial measure to evaluate our business.

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows (in thousands, except share and per share data):

	For the Three Months Ended March 31,
Non-GAAP Income from Operations	2013	2014
GAAP (Loss) Income from Operations	$(6,630)	$1,598
Add Back:
Stock-based compensation expense	5,165	5,438
Patent litigation related expenses	6,065	63
Acquisition related costs and amortization	1,070	1,140

Non-GAAP Operating Income	$5,670	$8,239

	For the Three Months Ended March 31,
Adjusted EBITDA	2013	2014
GAAP Net (Loss) Income	$(5,807)	$1,004
Add Back:
Stock-based compensation expense	5,165	5,438
Patent litigation related expenses	6,065	63
Acquisition related costs	562	299
Interest income and other expense (income), net	(817)	(83)
Income tax (benefit) expense	(6)	677
Depreciation and Amortization expense	1,704	2,472

Adjusted EBITDA	$6,866	$9,870

	For the Three Months Ended March 31,
Non-GAAP Net Income	2013	2014
GAAP Net (Loss) Income	$(5,807)	$1,004
Add Back:
Stock-based compensation expense	5,165	5,438
Patent litigation related expenses	6,065	63
Acquisition related costs and amortization	1,070	1,140
Less:
Income Tax Effect of Non-GAAP items	(3,364)	(2,148)

Non-GAAP Net Income	$3,129	$5,497

	For the Three Months Ended March 31,
Non-GAAP earnings per share	2013	2014
GAAP diluted (loss) earnings per share	$(0.24)	0.04
Add Back:
Stock-based compensation expense	0.21	0.22
Patent litigation related expenses	0.25	0.00
Acquisition related costs and amortization	0.04	0.05
Less:
Income Tax Effect of Non-GAAP items	(0.14)	(0.09)

Non-GAAP earnings per share	0.12	0.22

Shares used in computing diluted net income per share	24,704,343	24,749,511

	For the Three Months Ended March 31,
Non-GAAP Cash Flow from Operations	2013	2014
GAAP Cash flows from operating activities	$6,115	$24,373
Add Back:
Patent litigation related expenses	(610)	297
Acquisition related payments	475	56

Non-GAAP Operating Cash Flow	$5,980	$24,726

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period(in thousands)(1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$50,978	$6,397	$12,594	$11,958	$20,029
Hosting service agreements	2,559	2,386	173	—	—
Purchase Obligations	500	500	—	—	—

Total	$54,037	$9,283	$12,767	$11,958	$20,029

(1)	Excluded from the table above is $383,000 related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.

The commitments under our operating leases shown above consist primarily of lease payments for our corporate headquarters located in Boston, Massachusetts (see Note 10 to the Condensed Consolidated Financial Statements), our international sales and marketing offices located in The Netherlands, Australia, the United Kingdom, Ireland, India and Japan and our research and development offices in Hungary as well as our contractual obligations related to our data centers.

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

In April 2014, we amended our current lease for our Budapest, Hungary office space to provide for an expansion of leased space and to extend the term of the lease. The term of the amended lease will begin in July 2014 and extend through June 2019. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $7.8 million (EUR 5.7 million). The amended lease agreement required a bank guarantee of approximately $487,000 (EUR 354,000). The bank guarantee is classified as restricted cash.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a result of the majority of our research and development expenditures being made from our Hungarian research and development facilities, and in our international sales and marketing offices in The Netherlands, the United Kingdom, Australia, Japan, Ireland, Brazil and India. In the three months ended March 31, 2014, approximately 12%, 8%, 6%, 3%, 1%, and less than 1% of our operating expenses occurred in our operations in Hungary, Ireland, the United Kingdom, Australia, India, The Netherlands, Japan and Brazil, respectively. In the three months ended March 31, 2013, approximately 12%, 6%, 3%, 2% and less than 1% of our operating expenses occurred in our operations in Hungary, the United Kingdom, Ireland, Australia, The Netherlands, Japan, India and Brazil, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named us as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007) alleging that we infringed U.S. Patent No. 6,928,479, or the ‘479 Patent, which is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted our motion for summary judgment of non-infringement. The court issued a written order regarding this decision on May 4, 2011. On May 13, 2011, 01 filed a notice of appeal appealing the court’s ruling granting summary judgment. On July 31, 2012, the U.S. Court of Appeals for the Federal Circuit vacated the lower court’s summary judgment of non-infringement ruling and remanded the case back to the U.S. District Court for the Eastern District of Virginia with revised claim construction. The trial commenced on March 18, 2013 and on March 26, 2013, a jury in the Eastern District of Virginia found that our products do not infringe the ‘479 Patent as previously asserted by 01. The court issued a written order regarding this decision on April 2, 2013. On June 26, 2013, the court issued a written opinion denying all pending post-trial motions, thereby preserving the jury’s non-infringement verdict. On June 26, 2013, 01 filed a notice of appeal seeking to appeal the jury’s non-infringement verdict and on July 18, 2013, we filed a notice of cross appeal seeking to appeal the jury’s decisions regarding invalidity and inequitable conduct. The U.S. Court of Appeals for the Federal Circuit has scheduled oral argument for June 3, 2014.

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

We reported a net loss of $7.7 million for fiscal 2013, primarily due to patent litigation related expenses. For the three months ended March 31, 2014, we reported net income of $1.0 million. However, given our operating history, we cannot be certain that we will be able to maintain this profitability in the future. Our growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including, but not limited to, unforeseen expenses, operating difficulties, complications and delays or due to the other risks described in this report. Accordingly, we may not be able to maintain our profitability, and we may incur significant losses for the foreseeable future.

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

For additional information please refer to Part II, Item 1 entitled “Legal Proceedings” and Note 10 of the Condensed Consolidated Financial Statements.

A reversal of the non-infringement verdict rendered in our patent infringement dispute with 01 Communique Laboratory, Inc. could have an adverse impact on our business, financial condition and operating results.

We have been defending against a patent infringement claim brought against us by 01 Communique Laboratory, Inc., or 01, in the Eastern District of Virginia since September 2010. Although a jury in the Eastern District of Virginia found that our products do not infringe U.S. Patent No 6,928,479 and the judge issued a written opinion on June 26, 2013 that preserved the jury’s non-infringement verdict, 01 is seeking to appeal the jury’s non-infringement verdict and a hearing has been scheduled for June 3, 2014. At this time, we do not believe that a loss is probable and we remain unable to reasonably estimate our potential liability, if any, in connection with this matter. However, any adverse outcome in this matter, which could include any of the following, would have a material adverse effect on our business, financial condition and results of operations:

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

Our systems store our customers’ confidential information, which may include credit card information, account and device information and other critical data. Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, time consuming and expensive litigation and other potential liabilities, as well as negative publicity. Many states have also enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures.

Additionally, techniques used by computer hackers and cyber criminals to obtain unauthorized access or to sabotage systems change frequently and generally are difficult to recognize and react to. Our services and systems, including the systems of our outsourced service providers, have been and may in the future continue to be the target of various forms of cyber-attacks such as DNS attacks, wireless network attacks, viruses and worms, malicious software, application centric attacks, peer-to-peer attacks, phishing attempts, backdoor trojans and distributed denial of service (DDoS) attacks. While we make significant efforts to maintain the security and integrity of our services and computer systems, our cybersecurity measures and the cybersecurity measures taken by our third-party data center facilities may be unable to anticipate, detect or prevent all attempts to compromise our systems. Any security breach, whether successful or not, could harm our reputation, subject us to lawsuits and other potential liabilities and ultimately could result in the loss of customers.

If our services are used to commit fraud or other similar intentional or illegal acts, we may incur significant liabilities, our services may be perceived as not secure and customers may curtail or stop using our services.

Certain services we provide enable direct remote access to third-party computer systems. We do not control the use or content of information accessed by our customers through our services. If our services are used to commit fraud or other bad or illegal acts, including, but not limited to, posting, distributing or transmitting any software or other computer files that contain a virus or other harmful component, interfering or disrupting third-party networks, infringing any third party’s copyright, patent, trademark, trade secret or other proprietary rights or rights of publicity or privacy, transmitting any unlawful, harassing, libelous, abusive, threatening, vulgar or otherwise objectionable material, or accessing unauthorized third-party data, we may become subject to claims for defamation, negligence or intellectual property infringement and subject to other potential liabilities. As a result, defending such claims could be expensive and time-consuming, and we could incur significant liability to our customers and to individuals or businesses who were the targets of such acts. As a result, our business may suffer and our reputation may be damaged.

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

The markets in which we participate are competitive, with low barriers to entry, and if we do not compete effectively, our operating results may be harmed.

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

For the last three fiscal years, our revenue has grown from $119.5 million in 2011 to $138.8 million in 2012 and to $166.3 million in 2013. For the three months ended March 31, 2014, we reported revenue of $49.0 million. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.

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

        We rely on a combination of copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. In addition, we have six issued patents and eleven patents pending, and we are in the process of filing additional patents. We cannot assure you that any patents will issue from our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Any patents that may issue in the future from pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark or trademark registrations will be issued for pending or future applications or that any registered service marks or trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until April 23, 2014, our common stock has traded as high as $49.50 and as low as $15.15. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended March 31, 2014.

(b)	Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the three months ended March 31, 2014.

(c)	Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(1)
January 1, 2014 — January 31, 2014	102,500	$33.33	102,500	32,512,893
February 1, 2014 — February 28, 2014	46,000	32.34	46,000	31,020,717
March 1, 2014 — March 31, 2014	—	—	—	31,020,717

Total	148,500	$33.05	148,500

(1)	Effective August 13, 2013, we replaced our previous $25 million share repurchase program with a new $50 million share repurchase program (See Note 8 to the Condensed Consolidated Financial Statements). As of March 31, 2014, we have purchased an aggregate of 593,400 shares pursuant to our $50 million share repurchase program.

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

LOGMEIN, INC.

Date: April 30, 2014	By:	/s/ Michael K. Simon

Michael K Simon
President and Chief Executive Officer (Principal Executive Officer)

Date: April 30, 2014	By:	/s/ James F. Kelliher

James F. Kelliher
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.