Form 10-Q
period 2014-06-30
LogMeIn, Inc.
filed 2014-07-25
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 18, 2014, there were 24,617,804 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

Part I. Financial Information

Item 1. Financial Statements

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2013	June 30, 2014

ASSETS
Current assets:
Cash and cash equivalents	$89,257	$120,828
Marketable securities	100,299	100,170
Accounts receivable (net of allowance for doubtful accounts of $269 and $279 as of December 31, 2013 and June 30, 2014, respectively)	12,957	10,601
Prepaid expenses and other current assets	6,508	7,537
Restricted cash, current portion	23	1,492
Deferred income tax assets	3,053	3,053

Total current assets	212,097	243,681
Property and equipment, net	13,198	13,661
Restricted cash, net of current portion	3,902	2,584
Intangibles, net	16,886	17,476
Goodwill	18,712	25,007
Other assets	5,348	5,231
Deferred income tax assets	9,470	9,218

Total assets	$279,613	$316,858

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,390	$5,958
Accrued liabilities	20,110	19,023
Deferred revenue, current portion	82,496	106,496

Total current liabilities	108,996	131,477
Deferred revenue, net of current portion	2,667	1,845
Other long-term liabilities	611	2,022

Total liabilities	112,274	135,344

Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value — 5,000,000 shares authorized, 0 shares outstanding as of December 31, 2013 and June 30, 2014	—	—
Equity:
Common stock, $0.01 par value - 75,000,000 shares authorized as of December 31, 2013 and June 30, 2014; 25,371,844 and 26,092,834 shares issued as of December 31, 2013 and June 30, 2014, respectively; 24,103,201 and 24,629,180 outstanding as of December 31, 2013 and June 30, 2014, respectively	254	262
Additional paid-in capital	200,235	219,127
(Accumulated deficit) retained earnings	(1,439)	895
Accumulated other comprehensive loss	(1,186)	(1,296)
Treasury stock, at cost - 1,268,643 and 1,463,654 shares as of December 31, 2013 and June 30, 2014, respectively	(30,525)	(37,474)

Total equity	167,339	181,514

Total liabilities and equity	$279,613	$316,858

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Revenue	$40,670	$54,975	$78,107	$103,995
Cost of revenue	4,776	7,397	9,185	13,517

Gross profit	35,894	47,578	68,922	90,478

Operating expenses
Research and development	6,918	7,973	14,309	14,685
Sales and marketing	22,567	31,053	43,135	58,763
General and administrative	6,352	7,448	17,872	14,125
Amortization of acquired intangibles	180	322	359	525

Total operating expenses	36,017	46,796	75,675	88,098

(Loss) income from operations	(123)	782	(6,753)	2,380
Interest income, net	155	149	320	260
Other (expense) income	(198)	224	454	196

(Loss) income before income taxes	(166)	1,155	(5,979)	2,836
(Provision for) benefit from income taxes	(1,194)	175	(1,188)	(502)

Net (loss) income	$(1,360)	$1,330	$(7,167)	$2,334

Net (loss) income per share:
Basic	$(0.06)	$0.05	$(0.29)	$0.10
Diluted	$(0.06)	$0.05	$(0.29)	$0.09
Weighted average shares outstanding:
Basic	24,262,417	24,425,081	24,485,429	24,134,686
Diluted	24,262,417	25,159,340	24,485,429	24,889,730

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014

Net (loss) income	$(1,360)	$1,330	$(7,167)	$2,334

Other comprehensive income (loss):
Net unrealized (losses) gains on marketable securities, net of tax	(49)	(15)	(68)	6
Net translation gains (losses)	318	19	(1,196)	(116)

Total other comprehensive income (loss)	269	4	(1,264)	(110)

Comprehensive (loss) income	$(1,091)	$1,334	$(8,431)	$2,224

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2013	2014
Cash flows from operating activities
Net (loss) income	$(7,167)	$2,334
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	3,596	5,499
Amortization of premium on investments	77	122
Provision for bad debts	41	32
Provision for deferred income taxes	198	268
Stock-based compensation	10,282	12,151
Gain on disposal of equipment	(1)	(1)
Changes in assets and liabilities:
Accounts receivable	3,601	2,575
Prepaid expenses and other current assets	(3,388)	(1,009)
Other assets	(1,794)	210
Accounts payable	(2,409)	433
Accrued liabilities	1,997	(1,327)
Deferred revenue	8,052	23,394
Other long-term liabilities	(174)	721

Net cash provided by operating activities	12,911	45,402

Cash flows from investing activities
Purchases of marketable securities	(60,381)	(19,984)
Proceeds from sale or disposal of marketable securities	60,000	20,000
Purchases of property and equipment	(6,456)	(4,348)
Intangible asset additions	(915)	(1,322)
Cash paid for acquisition, net of cash acquired	—	(7,434)
Decrease (increase) in restricted cash and deposits	125	(200)

Net cash used in investing activities	(7,627)	(13,288)

Cash flows from financing activities
Proceeds from issuance of common stock upon option exercises	267	10,306
Income tax benefit from the exercise of stock options	2	—
Common stock withheld to satisfy income tax withholdings for restricted stock unit vesting	(917)	(3,557)
Purchase of treasury stock	(14,607)	(6,949)

Net cash used in financing activities	(15,255)	(200)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(883)	(343)

Net (decrease) increase in cash and cash equivalents	(10,854)	31,571
Cash and cash equivalents, beginning of period	111,932	89,257

Cash and cash equivalents, end of period	$101,078	$120,828

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$2
Cash paid for income taxes	$6,287	$568
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,515	$687
Fair value of contingent consideration in connection with acquisition included in accrued liabilities and other long term liabilities	$176	$—

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of the Business

LogMeIn, Inc. (the “Company”) provides a portfolio of secure, easy-to-use cloud-based offerings aimed at transforming the way people work and live through secure connections to the computers, devices, data and people that make up their digital world. The Company’s product line includes AppGuru™, BoldChat®, Cubby™, join.me®, LogMeIn Pro®, LogMeIn® Central™, LogMeIn Rescue®, LogMeIn® Rescue+Mobile™, LogMeIn Backup®, LogMeIn for iOS, LogMeIn Hamachi®, Xively™ and RemotelyAnywhere®. The Company is headquartered in Boston, Massachusetts with wholly-owned subsidiaries in Hungary, The Netherlands, Australia, the United Kingdom, Brazil, Japan, Ireland, and India.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2013 and June 30, 2014, marketable securities consisted of U.S. government agency securities that have remaining maturities within two years and have an aggregate amortized cost of approximately $100.3 million and $100.1 million and an aggregate fair value of approximately $100.3 million and $100.2 million, including approximately $67,000 and $59,000 of unrealized gains and approximately $28,000 and $10,000 of unrealized losses, respectively.

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

                The Company’s multi-element arrangements typically include subscription and professional services, which may include development services. The Company evaluates each element within the arrangement to determine if they can be accounted for as separate units of accounting. If the delivered item or items have value to the customer on a standalone basis, either because they are sold separately by any vendor or the customer could resell the delivered item or items on a standalone basis, the Company has determined that the deliverables within these arrangements qualify for treatment as separate units of accounting. Accordingly, the Company recognizes revenue for each delivered item or items as a separate earnings process commencing when all of the significant performance obligations have been performed and when all of the revenue recognition criteria have been met. Professional services revenue recognized as a separate earnings process under multi-element arrangements has been immaterial to date. In cases where the Company has determined that the delivered items within its multi-element arrangements do not have value to the customer on a stand-alone basis, the arrangement is accounted for as a single unit of accounting and the related consideration is recognized ratably over the estimated customer life, commencing when all of the significant performance obligations have been delivered and when all of the revenue recognition criteria have been met.

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

As of December 31, 2013, no customers accounted for 10% or more of accounts receivable and no customers accounted for 10% or more of revenue for the three and six months ended June 30, 2013 or 2014. As of June 30, 2014, one customer accounted for 10% of accounts receivable.

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an annual impairment test of goodwill on the last day of its fiscal year and whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. Through June 30, 2014, no impairments have occurred.

Long-Lived Assets and Intangible Assets — The Company records intangible assets at their estimated fair values at the date of acquisition. Intangible assets are amortized based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. The Company’s intangible assets have estimated useful lives which range from four months to seven years.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through June 30, 2014, no impairments have occurred.

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country, unless otherwise determined that the United States dollar would serve as a more appropriate functional currency given the economic operations of the entity. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency losses of approximately $199,000 for the three months ended June 30, 2013 and foreign currency gains of approximately $454,000 for the six months ended June 30, 2013, respectively, and foreign currency gains of approximately $224,000 and $197,000 for the three and six months ended June 30, 2014, respectively.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2013 and June 30, 2014, the Company has provided a liability for approximately $304,000 and $484,000 for uncertain tax positions, respectively. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

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

The Company’s revenue by geography (based on customer address) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenues:
United States	$26,695	$36,465	$51,483	$68,870
United Kingdom	3,643	4,918	7,106	9,325
International - all other	10,332	13,592	19,518	25,800

Total revenue	$40,670	$54,975	$78,107	$103,995

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

The Company has entered into agreements with certain customers that contractually obligate the Company to indemnify the customer from certain claims, including claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. Through June 30, 2014, the Company has not experienced any losses related to these indemnification obligations.

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

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net (loss) income per share either because they had an anti-dilutive impact or because the Company had a net loss in the period (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Options to purchase common shares	2,947	50	2,947	457
Restricted stock units	1,134	71	1,134	408

Total options and restricted stock units	4,081	121	4,081	865

Basic and diluted net (loss) income per share was calculated as follows (in thousands, except share and per share data):

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Basic and diluted net loss per share:
Net loss	$(1,360)	$(7,167)

Weighted average common shares outstanding	24,262,417	24,485,429

Basic and diluted net loss per share	$(0.06)	$(0.29)

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Basic:
Net income	$1,330	$2,334

Weighted average common shares outstanding, basic	24,425,081	24,134,686

Net income per share, basic	$0.05	$0.10

Diluted:
Net income	$1,330	$2,334

Weighted average common shares outstanding	24,425,081	24,134,686
Add: Options to purchase common shares and restricted stock units	734,259	755,044

Weighted average common shares outstanding, diluted	25,159,340	24,889,730

Net income per share, diluted	$0.05	$0.09

Recently Issued Accounting Pronouncements—On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) its final standard on revenue from contracts with customers. ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for the Company on January 1, 2017. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements.

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

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2013
Cash equivalents — money market funds	$28,210	$28,210	$—	$—
Cash equivalents — bank deposits	5,001	—	5,001	—
Short-term marketable securities — U.S. government agency securities	100,299	75,288	25,011	—
Balance at June 30, 2014
Cash equivalents - money market funds	27,504	27,504	—	—
Cash equivalents - bank deposits	5,021	—	5,021	—
Short-term marketable securities - U.S. government agency securities	100,170	95,168	5,002	—

Bank deposits and certain U.S. government agency securities are classified within the second level of the fair value hierarchy as the fair value of those assets are determined based upon quoted prices for similar assets.

4. Acquisitions

On March 7, 2014, the Company acquired all of the outstanding capital stock of Ionia Corporation, or “Ionia,” a Boston, Massachusetts based systems integrator, for a cash purchase price of $7.5 million plus contingent retention-based bonuses totaling up to $4.0 million, which are expected to be paid over a two-year period from the date of acquisition. The operating results, which are comprised of approximately $0.6 million and $0.8 million of revenue for the three and six months ended June 30, 2014, respectively, as well as $1.6 million and $2.1 million of expenses during the three and six months ended June 30, 2014, are included in the condensed consolidated financial statements beginning on the acquisition date.

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

The purchase price was allocated as follows (in thousands):

Amount
Cash	$67
Current assets	296
Other assets	26
Deferred revenue	(70)
Other liabilities	(864)
Customer backlog	120
Trade name and trademark	10
Customer relationships	1,340
Documented know-how	280
Goodwill	6,295

Total purchase price	$7,500

The pro forma results of operations for the quarter ended June 30, 2013 and 2014 assuming the Company had acquired Ionia on January 1, 2013, do not differ materially from those reported in the Company’s condensed consolidated statement of income for that quarter.

The stock purchase agreement included a contingent, retention-based bonus program provision requiring the Company to make additional payments to employees, including former Ionia stockholders now employed by the Company, on the first and second anniversaries of the acquisition, contingent upon their continued employment and achievement of certain bookings goals. The range of the contingent, retention-based bonus payments that the Company could pay is between $0 to $4.0 million. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met.

The goodwill recorded in connection with this transaction is primarily related to the expected synergies to be achieved related to the Company’s ability to leverage its Xively platform, customer base, sales force and Internet of Things business plan with Ionia’s technical expertise and customer base. All goodwill and intangibles acquired are not deductible for income tax purposes.

The Company incurred approximately $100,000 of acquisition-related costs which are included in general and administrative expense for the three and six months ended June 30, 2014.

During the second quarter of 2014, the Company finalized its purchase price accounting related to the Ionia acquisition and recorded both a deferred tax liability and a corresponding increase in goodwill of approximately $0.7 million related to the amortization of intangible assets which cannot be deducted for income tax purposes.

5. Goodwill and Intangible Assets

                The changes in the carry amounts of goodwill for the six months ended June 30, 2014 are due to the addition of goodwill resulting from the acquisition of Ionia (See Note 4 to the Condensed Consolidated Financial Statements).

Changes in goodwill for the six months ended June 30, 2014, are as follows (in thousands):

Balance, December 31, 2013	$18,712
Goodwill related to the acquisition of Ionia	6,295

Balance, June 30, 2014	$25,007

Intangible assets consist of the following (in thousands):

		December 31, 2013			June 30, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names	1-5 years	$666	$666	$—	$676	$670	$6
Customer base	5-7 years	3,789	1,901	1,888	5,129	2,199	2,930
Customer backlog	4 months	—	—	—	120	120	—
Domain names	5 years	894	341	553	908	425	483
Software	4 years	299	299	—	299	299	—
Technology	3-6 years	13,963	1,835	12,128	14,363	2,856	11,507
Technology and know-how	3 years	3,176	2,597	579	3,176	3,125	51
Documented know-how	4 years	—	—	—	280	22	258
Non-compete agreements	5 years	162	34	128	162	53	109
Internally developed software	3 years	2,485	875	1,610	3,390	1,258	2,132

		$25,434	$8,548	$16,886	$28,503	$11,027	$17,476

As a result of the acquisition of Ionia, the Company capitalized $120,000 of customer backlog, $280,000 of documented know-how, $10,000 of trade names, and $1.3 million of customer relationships as intangible assets. The Company is amortizing the intangible assets based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. The intangible assets have estimated useful lives which range from four months to seven years.

On November 6, 2013, the Company purchased a software asset for $11.5 million. This software asset is recorded as an intangible asset and classified as technology and will be amortized using the straight-line method over an estimated useful life of five years, beginning in February 2014 when the product was made available to customers. In May 2014, the Company paid the remaining $0.5 million for the statement of work in accordance with the agreement. The Company capitalized $0.4 million as completed technology and $0.1 million was expensed as consulting work.

The Company capitalized $317,000 and $413,000 during the three months ended June 30, 2013 and 2014, respectively, and $556,000 and $905,000 during the six months ended June 30, 2013 and 2014, respectively, of costs related to internally developed computer software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services.

The Company is amortizing its intangible assets over the estimated lives noted above. Amortization expense for intangible assets was $633,000 and $1.5 million for the three months ended June 30, 2013 and 2014, respectively, and $1.2 million and $2.5 million for the six months ended June 30, 2013 and 2014, respectively. Amortization relating to software, technology and know-how, documented know-how, and internally developed software is recorded within cost of revenues and the amortization of trade name and trademark, customer base, customer backlog, domain names, and non-compete agreements is recorded within operating expenses. Future estimated amortization expense for intangible assets is as follows at June 30, 2014 (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2014 (Six months ending December 31)	2,346
2015	4,485
2016	3,939
2017	3,339
2018	2,863
Thereafter	504

Total	$17,476

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2013	June 30, 2014
Marketing programs	$4,631	$5,651
Payroll and payroll related	9,719	7,419
Professional fees	1,064	1,036
Other accrued liabilities	4,696	4,917

Total accrued liabilities	$20,110	$19,023

7. Income Taxes

The Company recorded a provision for federal, state and foreign income taxes of approximately $1.2 million and a benefit of $175,000 for the three months ended June 30, 2013 and 2014, respectively, and a provision for federal, state and foreign income taxes of approximately $1.2 million and $502,000 for the six months ended June 30, 2013 and 2014, respectively. The tax provision for the three and six months ended June 30, 2014, decreased compared to the prior comparable periods as a result of a loss before income taxes incurred in the United States which offset increased profitability in certain foreign jurisdictions, primarily our Irish subsidiaries, which have significantly lower tax rates than the U.S. statutory rate.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. The Company has recorded a liability related to uncertain tax provisions of approximately $304,000 and $484,000 as of December 31, 2013 and June 30, 2014, respectively. The Company’s policy is to record estimated interest and penalty related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company did not recognize any interest or penalties in its statement of operations during the three or six months ended June 30, 2013. The Company recognized approximately $5,000 of interest expense for the three months ended June 30, 2014.

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

For the three months ended June 30, 2013 and 2014, the Company repurchased 258,663 and 46,511 shares of its common stock at an average price of $21.76 and $43.86 per share for a total cost of approximately $5.6 million and $2.0 million, respectively. For the six months ended June 30, 2013 and 2014, the Company repurchased 760,485 and 195,011 shares of its common stock at an average price of $19.21 and $35.63 per share for a total cost of approximately $14.6 million and $6.9 million, respectively. At June 30, 2014, approximately $29.0 million remained available under the Company’s share repurchase program.

9. Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Restricted stock units with service-based vesting conditions generally vest over a three-year period while restricted stock units with market-based vesting conditions generally vest over two or three-year periods. Certain stock-based awards provide for accelerated vesting if there is a change in control. On May 22, 2014, the Company’s stockholders approved an amendment to the 2009 Plan that increased the shares available to grant under the plan by 1,200,000 shares. There were 2,072,394 shares available for grant under the 2009 Plan as of June 30, 2014.

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

The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014(1)	2013	2014
Expected dividend yield	0.00%	—%	0.00%	0.00%
Risk-free interest rate	0.89%	—%	0.87% - 0.89%	1.48%
Expected term (in years)	6.25	—	6.25	6.25
Volatility	55%	—%	55%	55%

(1)	There were no stock options granted during the three months ended June 30, 2014.

The following table summarizes stock option activity, including performance-based options (shares and intrinsic value in thousands):

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,389	$26.85	6.4	$22,330

Granted	35	41.03
Exercised	(500)	20.62		$11,037

Forfeited	(75)	33.36

Outstanding at June 30, 2014	1,849	$28.54	6.3	$33,444

Exercisable at December 31, 2013	1,451	$23.45	5.4	$17,855

Exercisable at June 30, 2014	1,332	$26.72	5.7	$26,522

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $33.55 on December 31, 2013 and $46.62 per share on June 30, 2014, or at time of exercise, and the exercise price of the options.

The weighted average grant date fair value of stock options issued was $11.60 per share for the year ended December 31, 2013, and $21.78 for the six months ended June 30, 2014.

During the three and six months ended June 30, 2014, the Company granted 436,110 and 539,396 restricted stock units, respectively, containing time-based vesting conditions which generally lapse over a three year period.

In August 2013 and May 2014, the Company granted 74,000 and 71,000 restricted stock units with market-based vesting conditions, respectively, which were tied to the Company’s achievement of a relative total shareholder return target measured over an applicable performance period which ranges from two to three years (the “TSR Units”). The number of shares underlying these TSR Units that will vest upon the conclusion of the applicable performance periods can range from 0% of the shares awarded to 200% of the shares awarded, or up to 148,000 shares or 142,000 shares for the August 2013 grant and May 2014 grant, respectively. Vesting of such shares is also contingent upon the continued employment of the participant throughout the vesting period. All TSR Units granted by the Company are valued using a Monte Carlo simulation model. The number of awards expected to be earned is factored into the grant date Monte Carlo valuation for the TSR Unit. Compensation cost is recognized regardless of the actual number of awards that are earned based on the market condition. Expected volatility is based on the Company’s historical volatility. The risk-free interest rate is based upon U.S. Treasury securities with a term similar to the vesting term of the TSR Units.

The assumptions used in the Monte Carlo simulation model include (but are not limited to) the following:

	August 2013 Grant	May 2014 Grant
Risk-free interest rate	0.62%	0.78%
Volatility	54%	54%

Compensation cost is recognized on a straight-line basis over the requisite service period. At June 30, 2014, all of the TSR Units granted in August 2013 and May 2014 remain outstanding.

The following table summarizes restricted stock unit activity (shares in thousands):

	Number of shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2014	1,192	$28.47
Restricted stock units granted	610	44.38
Restricted stock units vested	(303)	26.88
Restricted stock units forfeited	(101)	26.46

Unvested as of June 30, 2014	1,398	$35.90

The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Cost of revenue	$181	$274	$384	$509
Research and development	1,045	1,008	2,062	1,784
Sales and marketing	2,146	2,796	4,227	4,857
General and administrative	1,745	2,635	3,609	5,001

	$5,117	$6,713	$10,282	$12,151

As of June 30, 2014, there was approximately $47.7 million of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock awards which are expected to be recognized over a weighted average period of 2.2 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

10. Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in Massachusetts, Hungary, Australia, the United Kingdom, Ireland and India that expire through 2023.

In April 2014, the Company amended its current lease for its Budapest, Hungary office space to provide for an expansion of leased space and to extend the term of the lease. The term of the amended lease began in July 2014 and will extend through June 2019. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $7.8 million (EUR 5.7 million). The amended lease agreement required a bank guarantee of approximately $483,000 (EUR 354,000). The bank guarantee is classified as restricted cash.

Rent expense under all leases was approximately $1.6 million and $1.7 million for the three months ended June 30, 2013 and 2014, respectively, and $2.7 million and $3.4 million for the six month ended June 30, 2013 and 2014, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $1.3 million and $1.2 million for the three months ended June 30, 2013 and 2014, respectively, and $2.3 million and $2.4 million for the six months ended June 30, 2013 and 2014, respectively.

Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows at June 30, 2014 (in thousands):

Years Ending December 31
2014 (Six months ending December 31)	$4,959
2015	7,377
2016	6,083
2017	5,629
2018	5,930
Thereafter	21,494

Total minimum lease payments	$51,472

Litigation — On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named the Company as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007) alleging that the Company infringed U.S. Patent No. 6,928,479, or the ‘479 Patent, which is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted the Company’s motion for summary judgment of non-infringement. The court issued a written order regarding this decision on May 4, 2011. On May 13, 2011, 01 filed a notice of appeal appealing the court’s ruling granting summary judgment. On July 31, 2012, the U.S. Court of Appeals for the Federal Circuit vacated the lower court’s summary judgment of non-infringement ruling and remanded the case back to the U.S. District Court for the Eastern District of Virginia with revised claim construction. The trial commenced on March 18, 2013 and on March 26, 2013, a jury in the Eastern District of Virginia found that the Company’s products do not infringe the ‘479 Patent as previously asserted by 01. The court issued a written order regarding this decision on April 2, 2013. On June 26, 2013, the court issued a written opinion denying all pending post-trial motions, thereby preserving the jury’s non-infringement verdict. On June 26, 2013, 01 filed a notice of appeal seeking to appeal the jury’s non-infringement verdict and on July 18, 2013, the Company filed a notice of cross appeal seeking to appeal the jury’s decisions regarding invalidity and inequitable conduct. Oral arguments were heard on June 3, 2014 and on June 9, 2014, the U.S Court of Appeals for the Federal Circuit affirmed the jury’s non-infringement verdict. At this time the Company does not believe that a loss is probable and remains unable to reasonably estimate a possible loss or range of loss associated with this litigation.

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

Overview

LogMeIn provides a portfolio of secure, easy-to-use cloud-based offerings aimed at transforming the way people work and live through secure connections to the computers, devices, data and people that make up their digital world. We believe our cloud-based services, which are deployed and accessed from anywhere with an Internet connection, are used to connect more Internet-enabled devices worldwide than any other connectivity platform on the market. Our solutions are used by tens of millions of professionals to work from virtually anywhere on virtually any Internet-enabled device. Hundreds of thousands of small and medium businesses, or SMBs, use our solutions to manage distributed work environments, embrace employee-owned technology in the workplace and facilitate collaboration across distributed teams. Thousands of service providers, including many of the world’s largest hardware and software companies, web hosting providers, retailers and telecommunications providers, use our solutions to service and support their customers across mobile, social and online channels.

We offer both free and fee based, or premium, services. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, online search, the conversion of free users and expiring free trials to paid subscriptions and direct marketing to new and existing customers.

We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers, customer service centers, original equipment manufacturers, or OEMs, and consumers and to a lesser extent, from the delivery of professional services primarily related to our Xively business. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the six months ended June 30, 2013, we generated revenues of $78.1 million, compared to $104.0 million for the six months ended June 30, 2014, an increase of approximately 33%. In the fiscal year 2013, we generated revenues of $166.3 million.

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

•	There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. We have been, and may in the future be, subject to third party patent infringement or other intellectual property-related lawsuits as we face increasing competition and become increasingly visible. Any adverse determination related to intellectual property claims or litigation could adversely affect our business, financial condition and operating results.

•	The risk of a data security breach or service disruption caused by computer hackers and cyber criminals has increased as the frequency, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our services and systems have been, and may in the future be, the target of various forms of cyber-attacks. While we make significant efforts to maintain the security and integrity of our services and computer systems, our cybersecurity measures and the cybersecurity measures taken by our third-party data center facilities may be unable to anticipate, detect or prevent all attempts to compromise our systems. Any security breach, whether successful or not, could harm our reputation, subject us to lawsuits and other potential liabilities and ultimately could result in the loss of customers.

•	We continue to closely monitor current adverse economic conditions, particularly as they impact SMBs, IT service providers and consumers. We are unable to predict the likely duration and severity of the current adverse economic conditions in the United States and other countries, but the longer the duration the greater risks we face in operating our business.

•	We believe that competition will continue to increase. Increased competition could result from existing competitors or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

•	We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.

Sources of Revenue

We derive our revenue primarily from subscription fees for our premium services from SMBs, IT service providers, mobile carriers, customer service centers, original equipment manufacturers, or OEMs, and consumers and to a lesser extent, from the delivery of professional services primarily related to our Xively business. The majority of our customers subscribe to our services on an annual basis and pay in advance, typically with a credit card, for their subscription. A smaller percentage of our customers subscribe to our services on a monthly basis through either month-to-month commitments or annual commitments that are then paid monthly with a credit card. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period.

Employees

We have increased our number of full-time employees to 748 at June 30, 2014 as compared to 613 at December 31, 2013 and 589 at June 30, 2013.

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

Cost of Revenue. Cost of revenue consists primarily of costs associated with our data center operations, customer support centers and our Xively professional services team. Included in these costs are: wages and benefits for personnel, telecommunication and hosting fees associated with managing our data centers and the hosting of our services, contingent bonus expense related to the Ionia acquisition (see Note 4 to the Condensed Consolidated Financial Statements), hardware and software maintenance costs and depreciation. Additionally, amortization expense associated with the acquired software, technology and documented know-how, as well as internally developed software is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers are related to the number of customers who subscribe to our services and the complexity and redundancy of our services and hosting infrastructure. The expenses related to our professional services team are driven by our investment and efforts to support the growth of our Xively business. We expect cost of revenue expenses to increase in absolute dollars but remain relatively constant as a percentage of revenue as we continue to invest in and expand our professional services team to support the growth of our Xively business and we continue to increase our number of customers over time.

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, professional fees associated with outsourced development projects and depreciation associated with assets used in development. We have focused our research and development efforts on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Europe. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized approximately $0.6 million and $0.9 million for the six months ended June 30, 2013 and 2014, respectively, of costs related to internally developed computer software to be sold as a service, which was incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our services but will remain relatively constant as a percentage of revenue.

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

General and Administrative. General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, legal, finance and accounting personnel, professional fees, insurance and other corporate expenses. We expect general and administrative expenses related to personnel, recruiting, internal information systems, audit, accounting and insurance costs will increase in absolute dollars but remain relatively constant as a percentage of revenue as we continue to support the growth of our business. Assuming that there are no adverse changes in the status of the 01 Communique litigation (see Note 10 to the Condensed Consolidated Financial Statements), we expect associated legal costs, which are included in general and administrative expenses, to remain relatively constant.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•	Revenue recognition;

•	Income taxes;

•	Goodwill and acquired intangible assets;

•	Stock-based compensation; and

•	Loss contingencies.

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2014	2013	2014
Revenue	100%	100%	100%	100%
Cost of revenue	12	13	12	13

Gross profit	88	87	88	87

Operating expenses:
Research and development	17	15	18	14
Sales and marketing	55	56	55	57
General and administrative	16	14	23	14
Legal settlements	—	—	1	—
Amortization of acquired intangibles	—	—	—	—

Total operating expenses	88	85	97	85

(Loss) income from operations	—	2	(9)	2
Interest and other expense, net	—	—	1	—

(Loss) income before for income taxes	—	2	(8)	2
(Provision for) benefit from income taxes	(3)	—	(1)	—

Net (loss) income	(3)%	2%	(9)%	2%

Three Months Ended June 30, 2013 and 2014

Revenue. Revenue increased $14.3 million, or 35%, from $40.7 million for the three months ended June 30, 2013 to $55.0 million for the three months ended June 30, 2014. The majority of the increase was attributable to an increase in revenue from new customers, as our total number of subscribers increased significantly during the period. The increase in revenue from new customers and in our total number of subscribers was attributable to continued increased sales of join.me pro, our premium collaboration service, and our strategic decision to discontinue offering LogMeIn Free, our free remote access service, to instead focus our marketing spend and efforts on our faster growing free services, specifically join.me. As a result of this change, we experienced significant growth in total sales and total subscribers as former LogMeIn Free users transitioned to either our premium remote access service, LogMeIn Pro, or our premium IT management product, LogMeIn Central. We believe that the majority of LogMeIn Free users that will convert to LogMeIn Pro or LogMeIn Central subscribers converted during the three months ended March 31, 2014.

Cost of Revenue. Cost of revenue increased $2.6 million, or 55%, from $4.8 million for the three months ended June 30, 2013 to $7.4 million for the three months ended June 30, 2014. As a percentage of revenue, cost of revenue was 12% and 13% for the three months ended June 30, 2013 and 2014, respectively. The increase in absolute dollars was primarily a result of a $0.8 million increase in contingent retention-based bonuses incurred in connection with the Ionia acquisition (see Note 4 to the Condensed Consolidated Financial Statements), and a $0.7 million increase in amortization expense of intangible assets primarily related to a software asset purchased in November 2013. The increase was also due to a $0.5 million increase in personnel-related costs associated with the hiring of additional customer support employees to support our overall growth and the retention of the professional services employees from the Ionia acquisition, a $0.3 million increase in hosting costs associated with managing our data centers and hosting of our services as a result of an increase in both the number of customers using our services and the total number of devices that connected to our services and a $0.3 million increase in external professional fees.

Research and Development Expenses. Research and development expenses increased $1.1 million, or 15%, from $6.9 million for the three months ended June 30, 2013 to $8.0 million for the three months ended June 30, 2014. As a percentage of revenue, research and development expenses were 17% and 15% for the three months ended June 30, 2013 and 2014, respectively. The increase in absolute dollars was primarily due to a $1.1 million increase in personnel-related costs, a $0.2 million increase in hardware and software maintenance costs, a $0.1 million increase in travel-related costs, a $0.1 million increase in employee training expenses, and a $0.1 million increase in rent expense. These were offset by a $0.5 million decrease in contingent bonus expense related to the Xively and Bold acquisitions, which were accrued for and paid prior to the three months ended June 30, 2014.

Sales and Marketing Expenses. Sales and marketing expenses increased $8.5 million, or 38%, from $22.6 million for the three months ended June 30, 2013 to $31.1 million for the three months ended June 30, 2014. As a percentage of revenue, sales and marketing expenses were 55% and 56% for the three months ended June 30, 2013 and 2014, respectively. The increase in absolute dollars was primarily due to a $3.5 million increase in marketing program costs and a $3.4 million increase in personnel-related and recruiting costs, including salary, wages, commissions, bonus and benefits and tax expense costs, from the hiring of additional employees to support our growth in sales and expand our marketing efforts. The total increase in sales and marketing expense was also due to a $0.6 million increase in external professional fees, a $0.5 million increase in credit card transaction fees primarily related to an increase in e-commerce orders, a $0.2 million increase in travel-related costs, a $0.1 million increase in rent expense, a $0.1 million increase in hardware and software maintenance costs, and a $0.1 million increase in depreciation expense. Included in the personnel-related and recruiting costs is a $0.6 million increase in stock compensation expense.

General and Administrative Expenses. General and administrative expenses increased $1.1 million, or 17%, from $6.4 million for the three months ended June 30, 2013 to $7.4 million for the three months ended June 30, 2014. As a percentage of revenue, general and administrative expenses were 16% and 14% for the three months ended June 30, 2013 and 2014, respectively. The increase in absolute dollars was primarily due to a $1.3 million increase in personnel-related and recruiting costs, including salary, wages, bonus and benefits and tax expense, as we increased the number of general and administrative employees to support our overall growth as well as a $0.3 million increase in legal fees associated with general corporate-related matters. Included in the increase in personnel-related and recruiting costs is a $0.9 million increase in stock-based compensation expense. These costs were offset by a $0.4 million decrease in legal fees associated with the current status of the 01 Communique litigation as well as a $0.1 million decrease in acquisition-related legal fees.

Amortization of Intangibles. Amortization of intangibles was $0.2 million and $0.3 million for the three months ended June 30, 2013 and 2014, respectively. The increase in amortization of intangibles for the three months ended June 30, 2014 is related to the intangible assets acquired in the Ionia acquisition in March 2014.

Interest and Other Income, (Expense) Net. Interest and other income, (expense) net was expense of approximately $43,000 and income of $0.4 million for the three months ended June 30, 2013 and 2014, respectively. The increase was primarily related to a $0.4 million increase in foreign currency gains.

Income Taxes. We recorded a provision for federal, state and foreign income taxes of approximately $1.2 million and a benefit of $0.2 million for the three months ended June 30, 2013 and 2014, respectively. We recorded a benefit as a result of a loss before income taxes incurred by the Company in the United States which offset profits generated in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. statutory rate. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2013 and June 30, 2014, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary. This entity has historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

Net (Loss) Income. We recognized a net loss of $1.4 million for the three months ended June 30, 2013 compared to net income of $1.3 million for the three months ended June 30, 2014.

For the three months ended June 30, 2014, revenue increased $14.3 million while cost of revenue increased $2.6 million, operating expenses increased $10.8 million, other income increased $0.4 million, and our tax provision decreased $1.4 million, resulting in approximately a $2.7 million increase in net income.

The $14.3 million increase in revenue is primarily due to an increase in revenue from new customers and add-on revenues from our existing customer base. For the three months ended June 30, 2014, we experienced significant growth in total sales and total subscribers attributable to continued increased sales of join.me pro, our premium collaboration service, and our strategic decision to discontinue offering LogMeIn Free, our free remote access service, which caused former LogMeIn Free users to transition to either our premium remote access service, LogMeIn Pro, or our premium IT management product, LogMeIn Central.

The $2.6 million increase in cost of revenue is primarily due to a $0.8 million increase in contingent bonus expense, related to the Ionia acquisition, a $0.7 million increase in amortization expense, primarily related to a software asset purchased in November 2013, a $0.4 million increase in personnel-related costs, including salary, wages, bonus, benefits and tax expense primarily related to the Ionia acquisition, a $0.3 million increase in costs to manage our data centers and the hosting of our services and a $0.3 million increase in external professional fees.

The $10.8 million increase in operating expenses is primarily due to a $5.2 million increase in personnel-related costs, including a $1.5 million increase in stock-based compensation, a $3.5 million increase in marketing programs, a $0.6 million increase in external professional fees, a $0.5 million increase in credit card transaction fees, a $0.3 million increase in travel-related costs, a $0.3 million increase in hardware and software maintenance costs, a $0.3 million increase in legal fees associated with general corporate-related matters, a $0.2 million increase in rent expense, a $0.1 million increase in depreciation and a $0.1 million increase in amortization expense related to the Ionia acquisition. These costs were offset by a $0.4 million decrease in legal fees due to the current status of the 01 Communique litigation.

The $1.4 million decrease in our tax provision is primarily due to losses before taxes incurred in the United States which offset increased profitability in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. statutory rate.

Six Months Ended June 30, 2013 and 2014

Revenue. Revenue increased $25.9 million, or 33%, from $78.1 million for the six months ended June 30, 2013 to $104.0 million for the six months ended June 30, 2014. The majority of the increase was attributable to an increase in revenue from new customers, as our total number of subscribers increased significantly during the period. The increase in revenue from new customers and in our total number of subscribers was attributable to continued increased sales of join.me pro, our premium collaboration service, and our strategic decision to discontinue offering LogMeIn Free, our free remote access service, to instead focus our marketing spend and efforts on our faster growing free services, specifically join.me. As a result of this change, we experienced significant growth in total sales and total subscribers as former LogMeIn Free users transitioned to either our premium remote access service, LogMeIn Pro, or our premium IT management product, LogMeIn Central. We believe that the majority of LogMeIn Free users that will convert to LogMeIn Pro or LogMeIn Central subscribers converted during the three months ended March 31, 2014.

Cost of Revenue. Cost of revenue increased $4.3 million, or 47%, from $9.2 million for the six months ended June 30, 2013 to $13.5 million for the six months ended June 30, 2014. As a percentage of revenue, cost of revenue was 12% and 13% for the six months ended June 30, 2013 and 2014, respectively. The increase in absolute dollars was primarily due to a $1.1 million increase in amortization expense related to a software asset purchased in November 2013, as well as a $1.0 million increase in hosting costs associated with managing our data centers and hosting our services as a result of an increase in both the number of customers using our services and the total number of devices that connected to our services.

The increase was also due to a $0.9 million increase in contingent retention-based bonuses incurred in connection with the Ionia acquisition (see Note 4 to the Condensed Consolidated Financial Statements), a $0.7 million increase in personnel-related costs, including salary, wages, bonus and benefits and tax, recruiting and relocation expense, as we increased the number of customer support employees to support our overall growth and retained professional services employees from the Ionia acquisition, a $0.4 million increase in external professional fees, a $0.1 million increase in rent expense and a $0.1 million increase in hardware and software maintenance costs. Included in the increase in personnel-related costs is a $0.1 million increase in stock-based compensation expense.

Research and Development Expenses. Research and development expenses increased $0.4 million, or 3%, from $14.3 million for the six months ended June 30, 2013 to $14.7 million for the six months ended June 30, 2014. As a percentage of revenue, research and development expenses were 18% and 14% for the six months ended June 30, 2013 and 2014, respectively. The increase in absolute dollars was primarily due to a $1.3 million increase in personnel-related costs, including salary, wages, bonus and benefits and tax, recruiting and relocation expense, a $0.2 million increase in travel-related costs, a $0.2 million increase in hardware and software maintenance costs, a $0.1 million increase in rent expense and a $0.1 million increase in employee training expense. These costs were offset by a $0.9 million decrease in contingent bonus expense related to the Xively and Bold acquisitions, which were accrued for and paid in their entirety prior to February 2014, a $0.3 million increase in costs related to internally developed computer software to be sold as a service which was incurred during the application development stage and therefore capitalized rather than expensed, as well as a $0.3 million decrease in stock-based compensation expense.

Sales and Marketing Expenses. Sales and marketing expenses increased $15.6 million, or 36%, from $43.1 million for the six months ended June 30, 2013 to $58.8 million for the six months ended June 30, 2014. As a percentage of revenue, sales and marketing expenses were 55% and 57% for the six months ended June 30, 2013 and 2014, respectively. The increase in absolute dollars was primarily due to a $6.0 million increase in marketing program costs and a $5.6 million increase in personnel-related costs, including salary, wages, commissions, recruiting and relocation, bonus and benefits and tax expense costs, from the hiring of additional employees to support our growth in sales and expand our marketing efforts. The total increase in sales and marketing expense was also due to a $1.4 million increase in credit card transaction fees primarily related to an increase in e-commerce orders, a $0.8 million increase in external professional fees, a $0.5 million increase in rent expense, a $0.4 million increase in travel-related costs, a $0.3 million increase in hardware and software maintenance costs, a $0.2 million increase in telecom expense, a $0.2 million increase in depreciation expense and a $0.1 million increase in employee training expense.

General and Administrative Expenses. General and administrative expenses decreased $3.7 million, or 21%, from $17.9 million for the six months ended June 30, 2013 to $14.1 million for the six months ended June 30, 2014. As a percentage of revenue, general and administrative expenses were 23% and 14% for the six months ended June 30, 2013 and 2014, respectively. The decrease in absolute dollars was primarily due to a $5.2 million decrease in legal fees associated with the current status of the 01 Communique litigation and the $1.2 million expense associated with the Pragmatus License Agreement in April 2013. These were offset by a $1.8 million increase in personnel-related and recruiting costs, including salary, wages, bonus and benefits and tax expense, as we increased the number of general and administrative employees to support our overall growth, a $0.3 million increase in legal fees associated with general corporate-related matters, a $0.1 million increase in external professional fees, a $0.1 million increase in rent expense, a $0.1 million increase in audit and tax fees, a $0.1 million increase in hardware and software maintenance costs and $0.1 million increase in travel and employee training expense. Included in the increase in personnel-related and recruiting costs is a $1.4 million increase in stock-based compensation expense.

Amortization of Intangibles. Amortization of intangibles was $0.4 million and $0.5 million for the six months ended June 30, 2013 and 2014, respectively. The increase in amortization of intangibles for the six months ended June 30, 2014 is primarily related to intangible assets acquired in the Ionia acquisition in March 2014.

Interest and Other Income, (Expense) Net. Interest and other income, (expense) net was income of approximately $0.8 million and $0.5 million for the six months ended June 30, 2013 and 2014, respectively. The decrease was primarily related to a $0.3 million decrease in foreign currency gains.

                Income Taxes. We recorded a provision for federal, state and foreign income taxes of approximately $1.2 million for the six months ended June 30, 2013, on a loss before income taxes of $5.9 million. We recorded a provision as a result of income generated in the United States for which federal and state taxes were recorded. In addition, we incurred losses in certain foreign jurisdictions where there was no corresponding benefit. We recorded a provision for federal, state, and foreign income taxes of approximately $0.5 million for the six months ended June 30, 2014 on income before taxes of $2.8 million resulting in an effective tax rate of approximately 18%. Our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily due to losses before taxes incurred in the United States as well as by earnings in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. statutory rate. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2013 and June 30, 2014, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary. This entity has historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

Net (Loss) Income. We recognized a net loss of $7.2 million for the six months ended June 30, 2013 compared to net income of $2.3 million for the six months ended June 30, 2014.

For the six months ended June 30, 2014, revenue increased $25.9 million while cost of revenue increased $4.3 million, operating expenses increased $12.4 million, other income decreased $0.3 million, and our tax provision decreased $0.7 million, resulting in approximately a $9.5 million increase in net income.

The $25.9 million increase in revenue is primarily due to an increase in revenue from new customers and add-on revenues from our existing customer base. For the six months ended June 30, 2014, we experienced significant growth in total sales and total subscribers attributable to continued increased sales of join.me pro, our premium collaboration service, and our strategic decision to discontinue offering LogMeIn Free, our free remote access service, which caused former LogMeIn Free users to transition to either our premium remote access service, LogMeIn Pro, or our premium IT management product, LogMeIn Central.

The $4.3 million increase in cost of revenue is primarily due to a $1.1 million increase in amortization expense related to a software asset purchased in November 2013, a $1.0 million increase in costs to manage our data centers and the hosting of our services, a $0.9 million increase in contingent bonus payments related to the Ionia acquisition and a $0.7 million increase in personnel-related costs, including salary, wages, bonus, benefits and tax expense primarily related to the Ionia acquisition. Additionally, increases in cost of revenue were related to a $0.4 million increase in external professional fees, a $0.1 million increase in rent expense and a $0.1 million increase in hardware and software maintenance costs.

The $12.2 million increase in operating expenses is primarily due to a $7.2 million increase in personnel-related costs, including a $1.7 million increase in stock-based compensation, a $6.0 million increase in marketing programs, a $1.4 million increase in credit card transaction fees, a $0.9 million increase in external professional fees, a $0.7 million increase in rent expense, a $0.7 million increase in travel-related costs, a $0.6 million increase in hardware and software maintenance costs, a $0.3 million increase in employee training expense, $0.3 million legal fees associated with general corporate-related matters, a $0.2 million increase in telecom related costs associated with the increase in personnel, a $0.2 million increase in depreciation expense, a $0.2 million increase in amortization expense primarily related to the intangible assets acquired in the Ionia acquisition in March 2014 and a $0.1 million increase in accounting and tax fees. These were offset by a $5.2 million decrease in litigation-related fees and a $1.2 million expense associated with the Pragmatus License Agreement in April 2013.

The $0.7 million decrease in our tax provision is primarily due to losses before taxes incurred in the United States which offset increased profitability in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. statutory rate.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2013	2014
Net cash provided by operations	$12,911	$45,402
Net cash used in investing activities	(7,627)	(13,288)
Net cash used in financing activities	(15,255)	(200)
Effect of exchange rate changes	(883)	(343)

Net (decrease) increase in cash	$(10,854)	$31,571

At June 30, 2014, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $221.0 million.

Cash Flows From Operating Activities

Net cash inflows from operating activities during the six months ended June 30, 2013 were primarily attributable to non-cash operating expenses, including $10.3 million for stock compensation and $3.6 million for depreciation and amortization. The net cash inflows from operating activities were also attributable to a $8.1 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth, a $3.6 million decrease in accounts receivable and a $0.4 million increase in accounts payable and accrued liabilities. These were offset by a $3.4 million increase in prepaid expenses and other current assets, and a $1.8 million increase in other assets. The increase in prepaid expenses and other current assets is associated with a $4.3 million increase in prepaid taxes offset by a $0.4 million decrease in prepaid rent for our Boston office and a $0.4 million decrease in other prepaid expenses. The increase in other assets is attributable to a $1.8 million increase in long-term prepaid rent for our Boston office.

Net cash inflows from operating activities during the six months ended June 30, 2014 were attributable to a $23.4 million increase in deferred revenue associated with upfront payments primarily received from our customers. The increase in net cash inflows from operating activities was also attributable to a $2.6 million decrease in accounts receivable, a $0.7 million increase in other long-term liabilities and a $0.4 million increase in accounts payable. These were offset by a $1.3 million decrease in accrued liabilities and a $1.0 million increase in prepaid expenses and other current assets. Included in the increase in other long-term liabilities is a $0.3 million increase in accrued rent related to the expansion of the leased space and extension of the term of the lease for our Budapest, Hungary office space, a $0.2 million increase in contingent bonus payments associated with the Ionia acquisition as well as a $0.2 million increase in uncertain tax positions. The decrease in accrued liabilities is primarily due to a $2.7 million decrease in accrued bonuses related to the payment of fiscal 2013 management plan bonuses in January 2014, offset by a $1.0 million increase in accrued marketing spend and a $0.4 million increase in accrued vacation. The $1.0 million increase in prepaid expenses and other current assets is primarily related to the reclassification of a portion of the security deposit for our Boston, Massachusetts office space, which will be returned to us in April 2015 from long-term restricted cash to short-term restricted cash. Additionally, included in cash inflows from operating activities are add-backs of non-cash expense items, including $12.2 million for stock compensation and $5.5 million for depreciation and amortization. We expect that our future cash flows from operating activities will be impacted by the contingent payments associated with the Ionia acquisition.

Cash Flows From Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 was primarily related to payments of $6.5 million for property and equipment primarily related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure and the relocation of our corporate headquarters to Boston. Net cash used in investing activities also related to $0.9 million in intangible asset additions related to internally developed software and the purchase of domain names and trademarks as well as the purchase of $60.4 million of marketable securities offset by proceeds of $60.0 million from redemption and maturity of marketable securities.

Net cash used in investing for the six months ended June 30, 2014 was primarily related to a $7.4 million payment to acquire Ionia in March 2014 and $4.3 million of payments to purchase property and equipment primarily related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure and expansion of our offices. Net cash used in investing activities also related to $1.3 million in intangible asset additions related to internally developed software.

Cash Flows From Financing Activities

Net cash used in financing activities for the six months ended June 30, 2013 was primarily related to $14.6 million for the purchase of treasury stock as well as $0.9 million for payroll taxes paid related to vesting of restricted stock units, offset by $0.3 million in proceeds received from the issuance of common stock upon exercise of stock options.

Net cash used in financing activities for the six months ended June 30, 2014 was primarily related to $6.9 million for the purchase of treasury stock as well as $3.6 million for payroll taxes paid related to vesting of restricted stock units, offset by $10.3 million in proceeds received from the issuance of common stock upon exercise of stock options.

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

In addition to our condensed consolidated financial statements prepared in accordance with GAAP, to date, we have considered the following non-GAAP financial measures to be key indicators of our financial performance:

•	“Non-GAAP Operating Income,” which we define as GAAP operating income less acquisition related costs and amortization, stock compensation expense, and patent litigation related expenses;

•	“Adjusted EBITDA,” which we define as GAAP income, less interest income and other expense (net), provision for income taxes, depreciation and amortization expenses, acquisition related costs, stock compensation expense, and patent litigation related expenses;

•	“Non-GAAP Provision for income taxes,” which we define as GAAP provision for income taxes less the tax impact from acquisition related costs amortization, stock compensation expense, patent litigation related expenses, and tax benefits associated with the reversal of a valuation allowance;

•	“Non-GAAP Net income,” which we define as Non-GAAP income before provision for income taxes less Non-GAAP provision for income taxes; and

•	“Non-GAAP Diluted net income per share,” which we define as Non-GAAP net income divided by diluted average weighted shares outstanding.

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

Income tax (benefit) expense relates to the total income tax levied based on GAAP income during the period.

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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows (in thousands, except share and per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Non-GAAP Income from Operations	2013	2014	2013	2014
GAAP (Loss) Income from Operations	$(123)	$782	$(6,753)	$2,380
Add Back:
Stock-based compensation expense	5,117	6,713	10,282	12,151
Patent litigation related expenses	569	181	6,634	244
Acquisition related costs and amortization	1,141	2,012	2,211	3,152

Non-GAAP Operating Income	$6,704	$9,688	$12,374	$17,927

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Adjusted EBITDA	2013	2014	2013	2014
GAAP Net (Loss) Income	$(1,360)	$1,330	$(7,167)	$2,334
Add Back:
Stock-based compensation expense	5,117	6,713	10,282	12,151
Patent litigation related expenses	569	181	6,634	244
Acquisition related costs	632	756	1,194	1,055
Interest income and other expense (income), net	43	(373)	(774)	(456)
Income tax (benefit) expense	1,194	(175)	1,188	502
Depreciation and Amortization expense	1,892	3,027	3,596	5,499

Adjusted EBITDA	$8,087	$11,459	$14,953	$21,329

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Non-GAAP Net Income	2013	2014	2013	2014
GAAP Net (Loss) Income	$(1,360)	$1,330	$(7,167)	$2,334
Add Back:
Stock-based compensation expense	5,117	6,713	10,282	12,151
Patent litigation related expenses	569	181	6,634	244
Acquisition related costs and amortization	1,141	2,012	2,211	3,152
Less:
Income Tax Effect of Non-GAAP items	(2,201)	(2,924)	(5,565)	(5,072)

Non-GAAP Net Income	$3,266	$7,312	$6,395	$12,809

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Non-GAAP earnings per share	2013	2014	2013	2014
GAAP diluted (loss) earnings per share	$(0.05)	$0.05	$(0.29)	$0.09
Add Back:
Stock-based compensation expense	0.21	0.27	0.41	0.49
Patent litigation related expenses	0.02	0.01	0.27	0.01
Acquisition related costs and amortization	0.04	0.08	0.09	0.13
Less:
Income Tax Effect of Non-GAAP items	(0.09)	(0.12)	(0.22)	(0.21)

Non-GAAP earnings per share	0.13	0.29	0.26	0.51

Shares used in computing diluted net income per share	24,867,371	25,159,340	25,028,953	24,889,730

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period(in thousands)(1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$48,420	$6,228	$12,020	$11,681	$18,491
Hosting service agreements	3,052	2,949	103	—	—

Total	$51,472	$9,177	$12,123	$11,681	$18,491

(1)	Excluded from the table above is $484,000 related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.

The commitments under our operating leases shown above consist primarily of lease payments for our corporate headquarters located in Boston, Massachusetts (see Note 10 to the Condensed Consolidated Financial Statements), our international sales and marketing offices located in Australia, the United Kingdom, Ireland, India and our research and development offices in Hungary as well as our contractual obligations related to our data centers.

In April 2014, we amended our current lease for our Budapest, Hungary office space to provide for an expansion of leased space and to extend the term of the lease. The term of the amended lease will begin in July 2014 and extend through June 2019. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $7.8 million (EUR 5.7 million). The amended lease agreement required a bank guarantee of approximately $483,000 (EUR 354,000). The bank guarantee is classified as restricted cash.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) its final standard on revenue from contracts with customers. ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for us on January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk . Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a result of the majority of our research and development expenditures being made from our Hungarian research and development facilities, and in our international sales and marketing offices in the United Kingdom, Australia, Ireland, Brazil and India. In the six months ended June 30, 2014, approximately 12%, 7%, 7%, 3%, 1%, of our operating expenses occurred in our operations in Hungary, Ireland, the United Kingdom, Australia, India, respectively, and less than 1% occurred in Brazil. In the six months ended June 30, 2013, approximately 12%, 7%, 3%, 2% of our operating expenses occurred in our operations in Hungary, the United Kingdom, Ireland, Australia, respectively, and less than 1% each in India and Brazil, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named us as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007) alleging that we infringed U.S. Patent No. 6,928,479, or the ‘479 Patent, which is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted our motion for summary judgment of non-infringement. The court issued a written order regarding this decision on May 4, 2011. On May 13, 2011, 01 filed a notice of appeal appealing the court’s ruling granting summary judgment. On July 31, 2012, the U.S. Court of Appeals for the Federal Circuit vacated the lower court’s summary judgment of non-infringement ruling and remanded the case back to the U.S. District Court for the Eastern District of Virginia with revised claim construction. The trial commenced on March 18, 2013 and on March 26, 2013, a jury in the Eastern District of Virginia found that our products do not infringe the ‘479 Patent as previously asserted by 01. The court issued a written order regarding this decision on April 2, 2013. On June 26, 2013, the court issued a written opinion denying all pending post-trial motions, thereby preserving the jury’s non-infringement verdict. On June 26, 2013, 01 filed a notice of appeal seeking to appeal the jury’s non-infringement verdict and on July 18, 2013, we filed a notice of cross appeal seeking to appeal the jury’s decisions regarding invalidity and inequitable conduct. Oral arguments were heard on June 3, 2014 and on June 9, 2014, the U.S Court of Appeals for the Federal Circuit affirmed the jury’s non-infringement verdict.

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

                We reported a net loss of $7.7 million for fiscal 2013, primarily due to patent litigation related expenses. For the six months ended June 30, 2014, we reported net income of $2.3 million. However, given our operating history, we cannot be certain that we will be able to maintain this profitability in the future. Our growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including, but not limited to, unforeseen expenses, operating difficulties, complications and delays or due to the other risks described in this report. Accordingly, we may not be able to maintain our profitability, and we may incur significant losses for the foreseeable future.

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

We have been defending against a patent infringement claim brought against us by 01 Communique Laboratory, Inc., or 01, in the Eastern District of Virginia since September 2010. A jury in the Eastern District of Virginia has found that our products do not infringe U.S. Patent No 6,928,479 and on June 9, 2014, the U.S. Court of Appeals for the Federal Circuit affirmed the jury’s non-infringement verdict. At this time, we do not believe that a loss is probable and we remain unable to reasonably estimate our potential liability, if any, in connection with this matter. However, any reversal of the non-infringement verdict or any continuation of this matter could have a material adverse effect on our business, financial condition and results of operations.

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

Our services compete with large, established competitors like Citrix Systems, WebEx (a division of Cisco Systems), Microsoft, IBM, Apple, Google and Adobe. Certain of our services also compete with smaller competitors such as NTRglobal, TeamViewer, Splashtop, Bomgar, LivePerson, Dropbox, BOX and SugarSync. Many of our actual and potential competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied services and larger marketing budgets, as well as greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. If we are not able to compete effectively, our operating results will be harmed.

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

For the last three fiscal years, our revenue has grown from $119.5 million in 2011 to $138.8 million in 2012 and to $166.3 million in 2013. For the six months ended June 30, 2014, we reported revenue of $104.0 million. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.

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

Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until July 24, 2014, our common stock has traded as high as $49.50 and as low as $15.15. An active, liquid and orderly market for our common stock may not develop or be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they publish a negative report or change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business, our market or our competitors. If any of the analysts who cover us or may cover us in the future publish a negative report or change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline. If any analyst who covers us or may cover us in the future were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

We did not sell any unregistered securities in the three and six months ended June 30, 2014.

(b)	Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the three and six months ended June 30, 2014.

(c)	Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(1)
April 1, 2014 — April 30, 2014	14,600	$39.25	14,600	30,447,644
May 1, 2014 — May 31, 2014	1,911	39.98	1,911	30,371,250
June 1, 2014 — June 30, 2014	30,000	46.36	30,000	28,980,591

Total	46,511	$43.86	46,511

(1)	Effective August 13, 2013, we replaced our previous $25 million share repurchase program with a new $50 million share repurchase program (See Note 8 to the Condensed Consolidated Financial Statements). As of June 30, 2014, we have purchased an aggregate of 639,911 shares pursuant to our $50 million share repurchase program.

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

LOGMEIN, INC.

Date: July 25, 2014	By:	/s/ Michael K. Simon

Michael K Simon
President and Chief Executive Officer (Principal Executive Officer)

Date: July 25, 2014	By:	/s/ James F. Kelliher

James F. Kelliher
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.