Form 10-Q
period 2014-09-30
LogMeIn, Inc.
filed 2014-10-24
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 20, 2014, there were 24,382,805 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

Part I. Financial Information

Item 1. Financial Statements

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2013	September 30, 2014
ASSETS
Current assets:
Cash and cash equivalents	$89,257	$96,341
Marketable securities	100,299	99,985
Accounts receivable (net of allowance for doubtful accounts of $269 and $275 as of December 31, 2013 and September 30, 2014, respectively)	12,957	11,055
Prepaid expenses and other current assets	6,508	7,942
Restricted cash, current portion	23	1,492
Deferred income tax assets	3,053	3,011

Total current assets	212,097	219,826
Property and equipment, net	13,198	13,496
Restricted cash, net of current portion	3,902	2,538
Intangibles, net	16,886	19,488
Goodwill	18,712	37,916
Other assets	5,348	4,949
Deferred income tax assets	9,470	8,100

Total assets	$279,613	$306,313

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,390	$6,315
Accrued liabilities	20,110	23,904
Deferred revenue, current portion	82,496	101,292

Total current liabilities	108,996	131,511
Deferred revenue, net of current portion	2,667	2,119
Other long-term liabilities	611	1,744

Total liabilities	112,274	135,374

Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value — 5,000,000 shares authorized, 0 shares outstanding as of December 31, 2013 and September 30, 2014	—	—
Equity:
Common stock, $0.01 par value — 75,000,000 shares authorized as of December 31, 2013 and September 30, 2014; 25,371,844 and 26,313,667 shares issued as of December 31, 2013 and September 30, 2014, respectively; 24,103,201 and 24,417,181 outstanding as of December 31, 2013 and September 30, 2014, respectively	254	265
Additional paid-in capital	200,235	226,349
(Accumulated deficit) retained earnings	(1,439)	3,203
Accumulated other comprehensive loss	(1,186)	(2,311)
Treasury stock, at cost — 1,268,643 and 1,896,486 shares as of December 31, 2013 and September 30, 2014, respectively	(30,525)	(56,567)

Total equity	167,339	170,939

Total liabilities and equity	$279,613	$306,313

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenue	$42,970	$58,062	$121,077	$162,057
Cost of revenue	4,685	7,334	13,870	20,851

Gross profit	38,285	50,728	107,207	141,206

Operating expenses
Research and development	7,693	9,751	22,002	24,436
Sales and marketing	22,327	30,091	65,462	88,854
General and administrative	5,913	7,887	23,785	22,012
Amortization of acquired intangibles	161	228	520	753

Total operating expenses	36,094	47,957	111,769	136,055

Income (loss) from operations	2,191	2,771	(4,562)	5,151
Interest income, net	117	167	437	427
Other (expense) income	(141)	6	313	202

Income (loss) before income taxes	2,167	2,944	(3,812)	5,780
Provision for income taxes	(2,223)	(636)	(3,411)	(1,138)

Net (loss) income	$(56)	$2,308	$(7,223)	$4,642

Net (loss) income per share:
Basic	$(0.00)	$0.09	$(0.30)	$0.19
Diluted	$(0.00)	$0.09	$(0.30)	$0.18
Weighted average shares outstanding:
Basic	24,248,893	24,592,053	24,403,549	24,381,859
Diluted	24,248,893	25,203,594	24,403,549	25,105,164

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Net (loss) income	$(56)	$2,308	$(7,223)	$4,642

Other comprehensive income (loss):
Net unrealized gains (losses) on marketable securities, net of tax	69	(76)	1	(70)
Net translation gains (losses)	156	(939)	(1,041)	(1,055)

Total other comprehensive income (loss)	225	(1,015)	(1,040)	(1,125)

Comprehensive income (loss)	$169	$1,293	$(8,263)	$3,517

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended September 30,
	2013	2014
Cash flows from operating activities
Net (loss) income	$(7,223)	$4,642
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	5,652	8,281
Amortization of premium on investments	139	178
Provision for bad debts	72	52
Provision for deferred income taxes	204	516
Stock-based compensation	14,895	18,421
Loss on disposal of fixed assets	—	29
Changes in assets and liabilities:
Accounts receivable	1,841	1,824
Prepaid expenses and other current assets	(5,007)	(1,429)
Other assets	(2,070)	311
Accounts payable	(2,181)	584
Accrued liabilities	1,092	3,607
Deferred revenue	10,623	20,745
Other long-term liabilities	(226)	1,125

Net cash provided by operating activities	17,811	58,886

Cash flows from investing activities
Purchases of marketable securities	(65,380)	(49,973)
Proceeds from sale or disposal or maturities of marketable securities	65,000	50,000
Purchases of property and equipment	(9,659)	(5,697)
Intangible asset additions	(1,119)	(1,767)
Cash paid for acquisition, net of cash acquired	—	(22,449)
Decrease (increase) in restricted cash and deposits	125	(199)

Net cash used in investing activities	(11,033)	(30,085)

Cash flows from financing activities
Proceeds from issuance of common stock upon option exercises	2,530	12,987
Income tax benefit from the exercise of stock options	643	6
Payment of contingent consideration	(104)	—
Common stock withheld to satisfy income tax withholdings for restricted stock unit vesting	(1,546)	(5,290)
Purchase of treasury stock	(20,292)	(26,042)

Net cash used in financing activities	(18,769)	(18,339)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(957)	(3,378)

Net (decrease) increase in cash and cash equivalents	(12,948)	7,084
Cash and cash equivalents, beginning of period	111,932	89,257

Cash and cash equivalents, end of period	$98,984	$96,341

Supplemental disclosure of cash flow information
Cash paid for interest	$1	$2
Cash paid for income taxes	$8,406	$887
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$583	$1,026
Fair value of contingent consideration in connection with acquisition included in accrued liabilities and other long term liabilities	$—	$242

See notes to condensed consolidated financial statements

LogMeIn, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of the Business

LogMeIn, Inc. (the “Company”) provides a portfolio of secure, easy-to-use cloud-based offerings aimed at transforming the way people work and live through secure connections to the computers, devices, data and people that make up their digital world. The Company’s product line includes AppGuru™, BoldChat® , Cubby™, join.me®, LogMeIn Pro®, LogMeIn® Central™, LogMeIn Rescue®, LogMeIn® Rescue+Mobile™, LogMeIn Backup®, LogMeIn for iOS, LogMeIn Hamachi®, Xively™ and RemotelyAnywhere®. The Company is headquartered in Boston, Massachusetts with wholly-owned subsidiaries in Hungary, The Netherlands, Australia, the United Kingdom, Brazil, Japan, Ireland, and India.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2013 and September 30, 2014, marketable securities consisted of U.S. government agency securities that have remaining maturities within two years and have an aggregate amortized cost of approximately $100.3 million and $100.1 million and an aggregate fair value of approximately $100.3 million and $100.0 million, including approximately $67,000 and $36,000 of unrealized gains and approximately $28,000 and $106,000 of unrealized losses, respectively.

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

As of December 31, 2013, no customers accounted for 10% or more of accounts receivable and no customers accounted for 10% or more of revenue for the three and nine months ended September 30, 2013 or 2014. As of September 30, 2014, there were two customers that accounted for 14% and 10% of accounts receivable, respectively.

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an annual impairment test of goodwill on the last day of its fiscal year and whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. Through September 30, 2014, no impairments have occurred.

Long-Lived Assets and Intangible Assets — The Company records intangible assets at their estimated fair values at the date of acquisition. Intangible assets are amortized based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. The Company’s intangible assets have estimated useful lives which range from four months to eight years.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through September 30, 2014, no impairments have occurred.

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country, unless otherwise determined that the United States dollar would serve as a more appropriate functional currency given the economic operations of the entity. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency losses of approximately $141,000 for the three months ended September 30, 2013 and foreign currency gains of approximately $313,000 for the nine months ended September 30, 2013 and foreign currency gains of approximately $5,000 and $202,000 for the three and nine months ended September 30, 2014, respectively.

Stock-Based Compensation — The Company values all stock-based compensation, including grants of stock options and restricted stock units, at fair value on the date of grant and recognizes the expense over the requisite service period, which is generally the vesting period of the award, for those awards expected to vest, on a straight-line basis. The Company uses the with-or-without method to determine when it will realize excess tax benefits from stock based compensation. Under this method, the Company will realize these excess tax benefits only after it realizes the tax benefits of net operating losses from operations.

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

        The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2013 and September 30, 2014, the Company has provided a liability for approximately $304,000 and $572,000 for uncertain tax positions, respectively. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

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

The Company’s revenue by geography (based on customer address) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenues:
United States	$28,292	$38,831	$79,775	$107,701
United Kingdom	3,852	5,028	10,958	14,353
International — all other	10,826	14,203	30,344	40,003

Total revenue	$42,970	$58,062	$121,077	$162,057

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

The Company has entered into agreements with certain customers that contractually obligate the Company to indemnify the customer from certain claims, including claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. Through September 30, 2014, the Company has not experienced any losses related to these indemnification obligations.

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

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net (loss) income per share either because they had an anti-dilutive impact or because the Company had a net loss in the period (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Options to purchase common shares	2,598	55	2,598	418
Restricted stock units	1,214	146	1,214	75

Total options and restricted stock units	3,812	201	3,812	493

Basic and diluted net (loss) income per share was calculated as follows (in thousands, except share and per share data):

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Basic and Diluted Net Loss per Share:
Net loss	$(56)	$(7,223)

Weighted average common shares outstanding	24,248,893	24,403,549

Basic and diluted net loss per share	$(0.00)	$(0.30)

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Basic:
Net income	$2,308	$4,642

Weighted average common shares outstanding, basic	24,592,053	24,381,859

Net income per share, basic	$0.09	$0.19

Diluted:
Net income	$2,308	$4,642

Weighted average common shares outstanding	24,592,053	24,381,859
Add: Options to purchase common shares and restricted stock units	611,541	723,305

Weighted average common shares outstanding, diluted	25,203,594	25,105,164

Net income per share, diluted	$0.09	$0.18

Recently Issued Accounting Pronouncements — On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for the Company on January 1, 2017. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements.

On June 19, 2014, the FASB issued ASU 2014-12, Stock Compensation (“ASU 2014-12”), providing guidance on accounting for share-based payment awards when the terms of an award provide that a performance target could be achieved after the requisite service period. The update clarifies that performance targets that can be achieved after the requisite service period of a share-based payment award be treated as performance conditions that affect vesting. These awards should be accounted for under Accounting Standards Codification Topic 718, Compensation — Stock Compensation, and existing guidance should be applied as it relates to awards with performance conditions that affect vesting. The update is effective for the Company for the interim and annual periods beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of this standard, if any, on its consolidated financial statements.

On August 27, 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The standard requires management to evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. The Company does not expect to early adopt ASU 2014-15, which will be effective for the Company’s fiscal year ending December 31, 2016. The Company does not believe the standard will have a material impact on its financial statements.

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

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

	Basis of Fair Value Measurements
	Balance	Quoted Prices in Active Markets for Identical Items (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Balance at December 31, 2013
Cash equivalents — money market funds	$28,210	$28,210	$—	$—
Cash equivalents — bank deposits	5,001	—	5,001	—
Short-term marketable securities — U.S. government agency securities	100,299	75,288	25,011	—
Balance at September 30, 2014
Cash equivalents—money market funds	12,730	12,730	—	—
Cash equivalents—bank deposits	5,002	—	5,002	—
Short-term marketable securities — U.S. government agency securities	99,985	85,012	14,973	—
Contingent Consideration Liability	242	—	—	242

Bank deposits and certain U.S. government agency securities are classified within the second level of the fair value hierarchy as the fair value of those assets are determined based upon quoted prices for similar assets.

The Level 3 liability consists of contingent consideration related to the August 27, 2014 acquisition of Meldium and the September 5, 2014 acquisition of a San Francisco-based collaboration software provider. The fair value of the contingent consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 12% discount rate and an assumption that the earn-out will be achieved. The current portion of contingent consideration is included in Accrued liabilities and the non-current portion is included in Other long-term liabilities. A reconciliation of the beginning and ending Level 3 liability is as follows:

Three Months Ended September 30, 2014
Balance beginning of period	$—
Transfers into Level 3	239
Payments	—
Change in fair value	3

Balance end of period	$242

4. Acquisitions

On March 7, 2014, the Company acquired all of the outstanding capital stock of Ionia Corporation, or Ionia, a Boston, Massachusetts based systems integrator, for a cash purchase price of $7.5 million plus contingent retention-based bonuses totaling up to $4.0 million, which are expected to be paid over a two-year period from the date of acquisition. The operating results, which are comprised of approximately $679,000 and $1.5 million of revenue for the three and nine months ended September 30, 2014, respectively, as well as $1.7 million and $3.8 million of expenses during the three and nine months ended September 30, 2014, are included in the condensed consolidated financial statements beginning on the acquisition date.

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

The pro forma results of operations for the quarter ended September 30, 2013 and 2014, assuming the Company had acquired Ionia on January 1, 2013, do not differ materially from those reported in the Company’s condensed consolidated statement of income for that quarter.

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

The goodwill recorded in connection with this transaction is primarily related to the expected synergies to be achieved related to the Company’s ability to leverage its Xively platform, customer base, sales force and Internet of Things business plan with Ionia’s technical expertise and customer base. All goodwill and intangible assets acquired are not deductible for income tax purposes.

During the second quarter of 2014, the Company finalized its purchase price accounting related to the Ionia acquisition and recorded both a deferred tax liability and a corresponding increase in goodwill of approximately $0.7 million related to the amortization of intangible assets which cannot be deducted for income tax purposes.

On August 27, 2014, the Company acquired BBA, Inc., d/b/a Meldium, a San Francisco, California-based provider of single sign-on password management software, through a merger transaction for a cash purchase price of $10.6 million plus contingent bonuses totaling up to $4.6 million, which are expected to be paid over a two-year period from the date of acquisition. Meldium’s operating results, which are comprised of approximately $10,000 of revenue and approximately $469,000 of expenses during the three months ended September 30, 2014, are included in the condensed consolidated financial statements beginning on the acquisition date.

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

The following table summarizes the preliminary estimated fair value (in thousands) of the assets acquired and liabilities assumed at the date of acquisition:

Amount
Cash	$120
Current assets	90
Other assets	440
Deferred revenue	(5)
Other liabilities	(935)
Completed Technology	1,580
Trade name and trademark	30
Customer relationships	100
Goodwill	9,433

Total purchase price	10,853

Liability for contingent consideration	(216)

Cash Paid	$10,637

The allocation of the purchase price is preliminary as the Company is still reviewing the intangible asset valuation.

The Company’s pro forma results of operations for the quarter ended September 30, 2013 and 2014, assuming the Company had acquired Meldium on January 1, 2013, do not differ materially from those reported in the Company’s condensed consolidated statement of income for those quarters.

        The merger agreement included a contingent, retention-based bonus program requiring the Company to make additional payments to employees, including former Meldium stockholders now employed by the Company, in the first quarter of 2015 and on the first and second anniversaries of the date of acquisition, contingent upon their continued employment and achievement of certain product integration goals. The range of the contingent, retention-based bonus payments that the Company could pay is between $0 to $4.3 million. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met. The contingent bonus program also includes payments to non-employee stockholders for an amount between $0 and $226,000, which the Company has concluded is part of the purchase price. This contingent liability was recorded at its fair value of $216,000 at the acquisition date. The Company continues to re-measure the fair value of the consideration at each subsequent reporting period and recognizes any adjustments to fair value as part of earnings.

The goodwill recorded in connection with this transaction is primarily related to the expected synergies to be achieved related to the Company’s ability to leverage its IT management offerings, customer base, sales force and IT management business plan with Meldium’s product, technical expertise and customer base. All goodwill and intangible assets acquired are not deductible for income tax purposes.

The Company recorded both a current and a long-term deferred tax asset of approximately $88,000 and $438,000, respectively, primarily related to net operating losses that were acquired as a part of the acquisition and are shown in the accompanying table above as Current Assets and Other Assets respectively. The Company also recorded a long-term deferred tax liability of approximately $694,000 related to the amortization of intangible assets which cannot be deducted for tax purposes and are included in the accompanying table above as Other Liabilities.

On September 5, 2014, the Company acquired all of the outstanding capital stock of a San Francisco, California-based collaboration software provider, for a cash purchase price of $4.5 million plus contingent bonuses totaling up to $1.5 million, which are expected to be paid two years from the date of acquisition. The acquired company’s operating results, which are comprised of approximately $1,000 of revenue and approximately $96,000 of expenses during the three months ended September 30, 2014 are included in the condensed consolidated financial statements beginning on the acquisition date.

This acquisition has been accounted for as a business combination. The assets acquired and the liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company retained an independent third party valuation firm to calculate the fair value of the intangible assets with estimates and assumptions provided by Company management. The excess of the purchase price over the tangible net assets and identifiable intangible assets was recorded as goodwill.

The following table summarizes the preliminary estimated fair value (in thousands) of the assets acquired and liabilities assumed at the date of acquisition:

Amount
Cash	$2
Current assets	13
Other assets	412
Other liabilities	(439)
Completed Technology	960
Trade name and trademark	100
Goodwill	3,476

Total purchase price	4,524
Liability for contingent consideration	(24)
Cash Paid	$4,500

The allocation of the purchase price is preliminary as the Company is still reviewing the intangible asset valuation.

The Company’s pro forma results of operations for the quarter ended September 30, 2013 and 2014, assuming the Company had acquired the San Francisco, California-based collaboration software company on January 1, 2013, do not differ materially from those reported in the Company’s condensed consolidated statement of income for those quarters.

The stock purchase agreement included a contingent, retention-based bonus program provision requiring the Company to make additional payments to employees, including former stockholders now employed by the Company, on the second anniversary of the acquisition, contingent upon their continued employment and achievement of certain product integration goals. The range of the contingent, retention-based bonus payments that the Company could pay is between $0 to $1.5 million. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met. The contingent bonus program also includes payments to non-employee stockholders for an amount between $0 and $30,000, which the Company has concluded is part of the purchase price. This contingent liability was recorded at its fair value of $24,000 at the acquisition date. The Company continues to re-measure the fair value of the consideration at each subsequent reporting period and recognizes any adjustments to fair value as part of earnings.

The goodwill recorded in connection with this transaction is primarily related to the expected synergies to be achieved related to the Company’s ability to leverage its join.me product, customer base, sales force and join.me business plan with the collaboration software provider’s product, technical expertise and customer base. All goodwill and intangible assets acquired are not deductible for income tax purposes.

The Company recorded a long-term deferred tax asset of approximately $410,000 related to net operating losses that were acquired as a part of the acquisition, which is included in the accompanying table above as Other Assets. The Company also recorded a long-term deferred tax liability of approximately $430,000 related to the amortization of intangible assets which cannot be deducted for tax purposes and is included in the accompanying table above as Other Liabilities.

For the three and nine months ended September 30, 2014, the Company incurred approximately $250,000 and $350,000, respectively, of acquisition-related costs for the three acquisitions closed in 2014 which are included in general and administrative expense.

5. Goodwill and Intangible Assets

The changes in the carry amounts of goodwill for the nine months ended September 30, 2014 are due to the addition of goodwill resulting from the acquisitions of Ionia, Meldium and the San Francisco-based collaboration software provider (See Note 4 to the Condensed Consolidated Financial Statements).

Changes in goodwill for the nine months ended September 30, 2014, are as follows (in thousands):

Balance, December 31, 2013	$18,712
Goodwill related to the acquisition of Ionia	6,295
Goodwill related to the acquisition of Meldium	9,433
Goodwill related to the acquisition of a collaboration software provider	3,476

Balance, September 30, 2014	$37,916

Intangible assets consist of the following (in thousands):

		December 31, 2013			September 30, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	1-5 years	$666	$666	$—	$806	$674	$132
Customer relationships	5-8 years	3,789	1,901	1,888	5,229	2,371	2,858
Customer backlog	4 months	—	—	—	120	120	—
Domain names	5 years	894	341	553	904	466	438
Software	4 years	299	299	—	299	299	—
Completed technology	3-8 years	13,963	1,835	12,128	16,903	3,516	13,387
Technology and know-how	3 years	3,176	2,597	579	3,176	3,176	—
Documented know-how	4 years	—	—	—	280	39	241
Non-compete agreements	5 years	162	34	128	162	62	100
Internally developed software	3 years	2,485	875	1,610	3,834	1,502	2,332

		$25,434	$8,548	$16,886	$31,713	$12,225	$19,488

As a result of the acquisition of Ionia, the Company capitalized $120,000 of customer backlog, $280,000 of documented know-how, $10,000 of trade name and trademark, and $1.3 million of customer relationships as intangible assets. As a result of the acquisition of Meldium, the Company capitalized $1.6 million of completed technology, $30,000 of trade name and trademark, and $100,000 of customer relationships. As a result of the acquisition of the San Francisco-based collaboration software provider, the Company capitalized $960,000 of completed technology and $100,000 of trade name and trademark. Changes in the gross carrying amount of domain names is due to foreign currency translation adjustments. The Company is amortizing the intangible assets based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. The intangible assets have estimated useful lives which range from four months to eight years.

On November 6, 2013, the Company purchased a software asset for $11.5 million. This software asset is recorded as an intangible asset and classified as technology and will be amortized using the straight-line method over an estimated useful life of five years, beginning in February 2014 when the product was made available to customers. In May 2014, the Company paid the remaining $500,000 for the statement of work in accordance with the agreement. The Company capitalized $400,000 as completed technology and $100,000 was expensed as consulting work.

The Company capitalized $205,000 and $445,000 during the three months ended September 30, 2013 and 2014, respectively, and $781,000 and $1.3 million during the nine months ended September 30, 2013 and 2014, respectively, of costs related to internally developed computer software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services.

The Company is amortizing its intangible assets over the estimated lives noted above. Amortization expense for intangible assets was $630,000 and $1.2 million for the three months ended September 30, 2013 and 2014, respectively, and $1.9 million and $3.7 million for the nine months ended September 30, 2013 and 2014, respectively. Amortization relating to software, technology and know-how, documented know-how, and internally developed software is recorded within cost of revenues and the amortization of trade name and trademark, customer base, customer backlog, domain names, and non-compete agreements is recorded within operating expenses. Future estimated amortization expense for intangible assets is as follows at September 30, 2014 (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2014 (Three months ending December 31)	1,173
2015	4,953
2016	4,492
2017	4,013
2018	3,423
Thereafter	1,434

Total	$19,488

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2013	September 30, 2014
Marketing programs	$4,631	$6,304
Payroll and payroll related	9,719	10,800
Professional fees	1,064	1,716
Other accrued liabilities	4,696	5,084

Total accrued liabilities	$20,110	$23,904

7. Income Taxes

The Company recorded a provision for federal, state and foreign income taxes of approximately $2.2 million and $636,000 for the three months ended September 30, 2013 and 2014, respectively, and a provision for federal, state and foreign income taxes of approximately $3.4 million and $1.1 million for the nine months ended September 30, 2013 and 2014, respectively. The tax provision for the three and nine months ended September 30, 2014, decreased compared to the prior comparable periods as a result of a loss before income taxes incurred in the United States which offset increased profitability in certain foreign jurisdictions, primarily our Irish subsidiaries, which have significantly lower tax rates than the U.S. statutory rate.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns since inception are open to examination by federal, state, and foreign tax authorities. The Company has recorded a liability related to uncertain tax provisions of approximately $304,000 and $572,000 as of December 31, 2013 and September 30, 2014, respectively. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company did not recognize any interest or penalties in its statement of operations during the three or nine months ended September 30, 2013. The Company recognized approximately $5,000 of interest expense for the three months ended September 30, 2014.

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

For the three months ended September 30, 2013 and 2014, the Company repurchased 188,258 and 432,832 shares of its common stock at an average price of $30.20 and $44.11 per share for a total cost of approximately $5.7 million and $19.1 million, respectively. For the nine months ended September 30, 2013 and 2014, the Company repurchased 948,743 and 627,843 shares of its common stock at an average price of $21.39 and $41.48 per share for a total cost of approximately $20.3 million and $26.0 million, respectively. At September 30, 2014, approximately $9.9 million remained available under the Company’s share repurchase program.

9. Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Restricted stock units with service-based vesting conditions generally vest over a three-year period while restricted stock units with market-based vesting conditions generally vest over two or three-year periods. Certain stock-based awards provide for accelerated vesting if there is a change in control. On May 22, 2014, the Company’s stockholders approved an amendment to the 2009 Plan that increased the shares available to grant under the plan by 1,200,000 shares. There were 2,102,377 shares available for grant under the 2009 Plan as of September 30, 2014.

The Company uses the Black-Scholes option-pricing model to estimate the grant date fair value of stock options. The Company estimates the expected volatility of its common stock at the date of grant based on the historical volatility of comparable public companies over the option’s expected term as well as its own stock price volatility since the Company’s IPO. The Company estimates expected term based on historical exercise activity and giving consideration to the contractual term of the options, vesting schedules, employee turnover, and expectation of employee exercise behavior. The assumed dividend yield is based upon the Company’s expectation of not paying dividends in the foreseeable future. The risk-free rate for periods within the estimated life of the stock option is based on the U.S. Treasury yield curve in effect at the time of grant. Historical employee turnover data is used to estimate pre-vesting stock option forfeiture rates. The compensation expense is amortized on a straight-line basis over the requisite service period of the stock option, which is generally four years.

The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014(1)	2013	2014
Expected dividend yield	0.00%	—%	0.00%	0.00%
Risk-free interest rate	1.36%	—%	0.87% - 1.36%	1.48%
Expected term (in years)	6.25	—	6.25	6.25
Volatility	55%	—%	55%	55%

(1)	There were no stock options granted during the three months ended September 30, 2014.

The following table summarizes stock option activity, including performance-based options (shares and intrinsic value in thousands):

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2014	2,389	$26.85	6.4	$22,330

Granted	35	41.03
Exercised	(661)	19.63		$15,355

Forfeited	(90)	33.11

Outstanding at September 30, 2014	1,673	$29.66	6.1	$27,439

Exercisable at December 31, 2013	1,451	$23.45	5.4	$17,855

Exercisable at September 30, 2014	1,189	$28.05	5.5	$21,427

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $33.55 on December 31, 2013 and $46.07 per share on September 30, 2014, or at time of exercise, and the exercise price of the options.

The weighted average grant date fair value of stock options issued was $11.60 per share for the year ended December 31, 2013, and $21.78 for the nine months ended September 30, 2014.

During the three and nine months ended September 30, 2014, the Company granted 75,325 and 614,721 restricted stock units, respectively, containing time-based vesting conditions. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date closing price of the underlying shares. The Company recognizes the expense on a straight-line basis over the requisite service period of the restricted stock unit, which is generally three years.

In August 2013 and May 2014, the Company granted 74,000 and 71,000 restricted stock units with market-based vesting conditions, respectively, which were tied to the Company’s achievement of a relative total shareholder return target measured over an applicable performance period which ranges from two to three years (the “TSR Units”). The number of shares underlying these TSR Units that will vest upon the conclusion of the applicable performance periods can range from 0% of the shares awarded to 200% of the shares awarded, or up to 148,000 shares and 142,000 shares for the August 2013 grant and May 2014 grant, respectively. Vesting of such shares is also contingent upon the continued employment of the participant throughout the vesting period. All TSR Units granted by the Company are valued using a Monte Carlo simulation model. The number of awards expected to be earned is factored into the grant date Monte Carlo valuation for the TSR Unit. Compensation cost is recognized regardless of the actual number of awards that are earned based on the market condition. Expected volatility is based on the Company’s historical volatility. The risk-free interest rate is based upon U.S. Treasury securities with a term similar to the vesting term of the TSR Units.

The assumptions used in the Monte Carlo simulation model include (but are not limited to) the following:

	August 2013 Grant	May 2014 Grant
Risk-free interest rate	0.62%	0.78%
Volatility	54%	54%

Compensation cost is recognized on a straight-line basis over the requisite service period. At September 30, 2014, all of the TSR Units granted in August 2013 and May 2014 remain outstanding.

The following table summarizes restricted stock unit activity (shares in thousands):

	Number of shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2014	1,192	$28.47
Restricted stock units granted	686	44.48
Restricted stock units vested	(401)	27.66
Restricted stock units forfeited	(148)	29.51

Unvested as of September 30, 2014	1,329	$36.86

The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Cost of revenue	$158	$295	$542	$804
Research and development	835	863	2,897	2,647
Sales and marketing	1,594	2,202	5,821	7,059
General and administrative	2,026	2,910	5,635	7,911

	$4,613	$6,270	$14,895	$18,421

As of September 30, 2014, there was approximately $43.5 million of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock awards which are expected to be recognized over a weighted average period of 2.0 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

10. Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in the United States, Hungary, Australia, the United Kingdom, Ireland and India that expire through 2024.

In October 2014, the Company entered into a lease for new office space in Dublin, Ireland. The term of the new office space began in October 2014 and extends through September 2024. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $6.1 million (EUR 4.8 million).

In April 2014, the Company amended its current lease for its Budapest, Hungary office space to provide for an expansion of leased space and to extend the term of the lease. The term of the amended lease began in July 2014 and will extend through June 2019. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $7.2 million (EUR 5.7 million). The amended lease agreement required a bank guarantee of approximately $449,000 (EUR 354,000). The bank guarantee is classified as restricted cash.

Rent expense under all leases was approximately $1.6 million and $1.8 million for the three months ended September 30, 2013 and 2014, respectively, and $4.3 million and $5.2 million for the nine month ended September 30, 2013 and 2014, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $1.1 million and $1.3 million for the three months ended September 30, 2013 and 2014, respectively, and $3.4 million and $3.7 million for the nine months ended September 30, 2013 and 2014, respectively.

Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows at September 30, 2014 (in thousands):

Years Ending December 31
2014 (Three months ending December 31)	$2,726
2015	8,635
2016	6,625
2017	6,251
2018	6,595
Thereafter	24,953

Total minimum lease payments	$55,785

Litigation — On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named the Company as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007) alleging that the Company infringed U.S. Patent No. 6,928,479, or the ‘479 Patent, which is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted the Company’s motion for summary judgment of non-infringement. The court issued a written order regarding this decision on May 4, 2011. On May 13, 2011, 01 filed a notice of appeal appealing the court’s ruling granting summary judgment. On July 31, 2012, the U.S. Court of Appeals for the Federal Circuit vacated the lower court’s summary judgment of non-infringement ruling and remanded the case back to the U.S. District Court for the Eastern District of Virginia with revised claim construction. The trial commenced on March 18, 2013 and on March 26, 2013, a jury in the Eastern District of Virginia found that the Company’s products do not infringe the ‘479 Patent as previously asserted by 01. The court issued a written order regarding this decision on April 2, 2013. On June 26, 2013, 01 filed a notice of appeal seeking to appeal the jury’s non-infringement verdict. On June 9, 2014, the U.S. Court of Appeals for the Federal Circuit affirmed the jury’s non-infringement verdict. The period of time for 01 to further appeal the non-infringement verdict has lapsed and while certain post-trial motions remain pending before the U.S. District Court for the Eastern District of Virginia, the Company does not believe that any loss associated with this litigation is probable at this time.

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

On August 26, 2014, Sensory Technologies, LLC, or Sensory, filed a complaint against the Company in the U.S. District Court for the Southern District of Indiana (Case No. 1:14-cv-1406). The complaint alleges, among other things, that the Company has infringed upon Sensory’s JOIN® trademark, which is registered to Sensory under U.S. Trademark Registration No. 3622883. The complaint seeks damages in an unspecified amount and injunctive relief. Given the inherent unpredictability of litigation and the fact that this litigation is still in its early stages, the Company is unable to predict the outcome of this litigation or reasonably estimate a possible loss or range of loss associated with this litigation at this time.

On August 28, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Eastern District of California (Case No. 1:14-cv-01355) by an individual on behalf of himself and on behalf of all other similarly situated individuals, or collectively, the Plaintiffs. The complaint includes claims made under California’s Unfair Competition Law and Business and Professions Code and relates to the Company’s sale of its perpetually licensed Ignition for iOS application, or the App, and the Plaintiffs’ continued use of the App. The Plaintiffs’ complaint seeks damages in an unspecified amount and injunctive relief. Given the inherent unpredictability of litigation and the fact that this litigation is still in its early stages, the Company is unable to predict the outcome of this litigation or reasonably estimate a possible loss or range of loss associated with this litigation at this time.

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

11. Subsequent Event

On October 23, 2014, the Company announced that its board of directors approved a $75 million share repurchase program. This new share repurchase program is in addition to the Company’s existing $50 million share repurchase program, pursuant to which the Company has spent approximately $40 million to date. Any share repurchases made pursuant to the new program will be made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. The timing and amount of any share repurchases will be determined by the Company’s management based on its evaluation of market conditions, the trading price of the stock, regulatory requirements and other factors. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

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

We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers, customer service centers, original equipment manufacturers, or OEMs, and consumers and to a lesser extent, from the delivery of professional services primarily related to our Xively business. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the nine months ended September 30, 2013, we generated revenues of $121.1 million, compared to $162.1 million for the nine months ended September 30, 2014, an increase of approximately 34%. In the fiscal year 2013, we generated revenues of $166.3 million.

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

Sources of Revenue

We derive our revenue primarily from subscription fees for our premium services from SMBs, IT service providers, mobile carriers, customer service centers, original equipment manufacturers, or OEMs, and consumers and to a lesser extent, from the delivery of professional services primarily related to our Xively business. The majority of our customers subscribe to our services on an annual basis and pay in advance, typically with a credit card, for their subscription. A smaller percentage of our customers subscribe to our services on a monthly basis through either month-to-month commitments or annual commitments that are then paid monthly with a credit card. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period. For the three and nine months ended September 30, 2014, our gross annualized renewal rate was approximately 80%. We calculate our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. We expect our gross renewal rate to remain relatively consistent as we continue to invest in our products, customer support organization, and related retention programs.

Employees

We have increased our number of full-time employees to 774 at September 30, 2014 as compared to 613 at December 31, 2013 and 615 at September 30, 2013.

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

Cost of Revenue. Cost of revenue consists primarily of costs associated with our data center operations, customer support centers and our Xively professional services team. Included in these costs are wages and benefits for personnel, telecommunication, hosting fees, hardware and software maintenance costs and depreciation associated with our data centers, and contingent bonus expense related to the Ionia acquisition (see Note 4 to the Condensed Consolidated Financial Statements). Additionally, amortization expense associated with the acquired software, technology and documented know-how, as well as internally developed software is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers are dependent on the number of customers who subscribe to our services and the complexity and redundancy of our services and hosting infrastructure. The expenses related to our professional services team are driven by our investment and efforts to support the growth of our Xively business. We expect cost of revenue expenses to increase in absolute dollars but remain relatively constant as a percentage of revenue as we continue to invest in our data center operations and customer support centers to support the growth of our customer base and as we expand our professional services team to support the growth of our Xively business.

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, consulting fees associated with outsourced development projects and depreciation of assets used in development. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Europe. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized approximately $0.7 million and $1.3 million for the nine months ended September 30, 2013 and 2014, respectively, of costs related to internally developed computer software to be sold as a service, which was incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our services but will remain relatively constant as a percentage of revenue.

        Sales and Marketing. Sales and marketing expenses consist primarily of online search and advertising costs, wages, commissions and benefits for sales and marketing personnel, offline marketing costs such as media advertising and trade shows, consulting fees and credit card processing fees. Online search and advertising costs consist primarily of pay-per-click payments to search engines and other online advertising media such as banner ads. Offline marketing costs include radio and print advertisements as well as the costs to create and produce these advertisements, and tradeshows, including the costs of space at tradeshows and costs to design and construct tradeshow booths. Advertising costs are expensed as incurred. In order to continue to grow our business and awareness of our services, we expect that we will continue to invest in our sales and marketing efforts. We expect that sales and marketing expenses will increase in absolute dollars but remain relatively constant as a percentage of revenue.

General and Administrative. General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, legal, finance and accounting personnel, professional fees, insurance and other corporate expenses. We expect general and administrative expenses related to personnel, recruiting, internal information systems, audit, accounting and insurance costs will increase in absolute dollars but remain relatively constant as a percentage of revenue as we continue to support the growth of our business. General and administrative expenses could increase if we incur litigation related expenses associated with our defense against legal claims.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•	Revenue recognition;

•	Income taxes;

•	Goodwill and acquired intangible assets;

•	Stock-based compensation; and

•	Loss contingencies.

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2014	2013	2014
Revenue	100%	100%	100%	100%
Cost of revenue	11	13	11	13

Gross profit	89	87	89	87

Operating expenses:
Research and development	18	17	18	15
Sales and marketing	52	52	54	55
General and administrative	14	14	20	14
Legal settlements	—	—	—	—
Amortization of acquired intangibles	—	—	—	—

Total operating expenses	84	83	92	84

(Loss) income from operations	5	5	(3)	3
Interest and other expense, net	—	—	—	—

(Loss) income before for income taxes	5	5	(3)	3
(Provision for) benefit from income taxes	(5)	(1)	(3)	(1)

Net (loss) income	—%	4%	(6)%	2%

Three Months Ended September 30, 2013 and 2014

Revenue. Revenue increased $15.1 million, or 35%, from $43.0 million for the three months ended September 30, 2013 to $58.1 million for the three months ended September 30, 2014. The majority of the increase was attributable to an increase in revenue from new customers, as our total number of subscribers increased significantly during the period. The increase in revenue from new customers and in our total number of subscribers was attributable to continued increased sales of join.me pro, our premium collaboration service, and our strategic decision to discontinue offering LogMeIn Free, our free remote access service, to instead focus our marketing spend and efforts on our faster growing free services, specifically join.me. As a result of this change, we experienced significant growth in total sales and total subscribers as former LogMeIn Free users transitioned to either our premium remote access service, LogMeIn Pro, or our premium IT management product, LogMeIn Central. We believe that the majority of those LogMeIn Free users who would have converted to LogMeIn Pro or LogMeIn Central subscribers have already converted at this time.

Cost of Revenue. Cost of revenue increased $2.6 million, or 57%, from $4.7 million for the three months ended September 30, 2013 to $7.3 million for the three months ended September 30, 2014. As a percentage of revenue, cost of revenue was 11% and 13% for the three months ended September 30, 2013 and 2014, respectively. The increase in absolute dollars was primarily a result of a $0.8 million increase in contingent retention-based bonuses incurred in connection with the Ionia acquisition (see Note 4 to the Condensed Consolidated Financial Statements), a $0.7 million increase in personnel-related costs associated with the hiring of additional customer support employees to support our overall growth and the retention of the professional service employees from the Ionia acquisition, a $0.5 million increase in amortization expense primarily related to a software asset purchased in November 2013, a $0.4 million increase in hosting costs associated with managing our data centers as a result of an increase in both the number of customers using our services and the total number of devices that connected to our services, and a $0.3 million increase in consulting fees. Included in the increase in personnel-related costs is a $0.1 million increase in stock-based compensation expense.

Research and Development Expenses. Research and development expenses increased $2.1 million, or 27%, from $7.7 million for the three months ended September 30, 2013 to $9.8 million for the three months ended September 30, 2014. As a percentage of revenue, research and development expenses were 18% and 17% for the three months ended September 30, 2013 and 2014, respectively. The increase in absolute dollars was primarily due to a $1.2 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes, as we increased the number of research and development employees to support our overall growth, a $0.3 million increase in contingent bonus expense related to the Meldium acquisition (see Note 4 to the Condensed Consolidated Financial Statements), a $0.2 million increase in travel-related costs, a $0.2 million increase in consulting fees, a $0.2 million increase in rent expense, and a $0.1 million increase in hardware and software maintenance costs. These amounts were offset by a $0.1 million decrease in contingent bonus expense related to the Xively and Bold acquisitions as final payments were made in July 2013 and January 2014, respectively.

Sales and Marketing Expenses. Sales and marketing expenses increased $7.8 million, or 35%, from $22.3 million for the three months ended September 30, 2013 to $30.1 million for the three months ended September 30, 2014. As a percentage of revenue, sales and marketing expenses were 52% for the three months ended September 30, 2013 and 2014. The increase in absolute dollars was primarily due to a $3.2 million increase in personnel-related and recruiting costs, including salary, wages, commissions, bonus, and benefits and taxes, from the hiring of additional employees to support our growth in sales and expand our marketing efforts and a $2.6 million increase in marketing program costs. The total increase in sales and marketing expense was also due to a $0.7 million increase in consulting fees, a $0.6 million increase in travel-related and department meeting costs, a $0.3 million increase in credit card transaction fees related to an increase in e-commerce sales, and a $0.1 million increase in hardware and software maintenance costs. Included in the increase in personnel-related and recruiting costs is a $0.6 million increase in stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses increased $2.0 million, or 33%, from $5.9 million for the three months ended September 30, 2013 to $7.9 million for the three months ended September 30, 2014. As a percentage of revenue, general and administrative expenses were 14% for the three months ended September 30, 2013 and 2014. The increase in absolute dollars was primarily due to a $1.3 million increase in personnel-related and recruiting costs, including salary, wages, bonus, and benefits and taxes, as we increased the number of general and administrative employees to support our overall growth, a $0.3 million increase in legal fees, and a $0.2 million increase in audit and accounting fees. Included in the increase in personnel-related and recruiting costs is a $0.9 million increase in stock-based compensation expense.

Amortization of Intangibles. Amortization of intangibles was $0.2 million for the three months ended September 30, 2013 and 2014. The amortization is primarily related to the intangible assets acquired in the Ionia acquisition in March 2014.

Interest and Other Income, (Expense) Net. Interest and other income, (expense) net was expense of approximately $24,000 and income of approximately $0.2 million for the three months ended September 30, 2013 and 2014, respectively. The increase was related to a $0.1 million increase in foreign currency gains and a $0.1 million increase in interest income earned on marketable securities.

Income Taxes. We recorded a provision for federal, state and foreign income taxes of approximately $2.2 million and $0.6 million for the three months ended September 30, 2013 and 2014, respectively. The tax provision decreased $1.6 million, resulting in an effective tax rate of approximately 22%. Our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily due to losses before taxes incurred in the United States as well as from earnings in certain foreign jurisdictions, primarily by our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2013 and September 30, 2014, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary. This entity has historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

Net (Loss) Income. We recognized a net loss of approximately $0.1 million for the three months ended September 30, 2013 compared to net income of $2.3 million for the three months ended September 30, 2014.

Nine Months Ended September 30, 2013 and 2014

Revenue. Revenue increased $41.0 million, or 34%, from $121.1 million for the nine months ended September 30, 2013 to $162.1 million for the nine months ended September 30, 2014. The majority of the increase was attributable to an increase in revenue from new customers, as our total number of subscribers increased significantly during the period. The increase in revenue from new customers and in our total number of subscribers was attributable to continued increased sales of join.me pro, our premium collaboration service, and our strategic decision to discontinue offering LogMeIn Free, our free remote access service, to instead focus our marketing spend and efforts on our faster growing free services, specifically join.me. As a result of this change, we experienced significant growth in total sales and total subscribers as former LogMeIn Free users transitioned to either our premium remote access service, LogMeIn Pro, or our premium IT management product, LogMeIn Central. We believe that the majority of those LogMeIn Free users who would have converted to LogMeIn Pro or LogMeIn Central subscribers have already converted at this time.

Cost of Revenue. Cost of revenue increased $7.0 million, or 50%, from $13.9 million for the nine months ended September 30, 2013 to $20.9 million for the nine months ended September 30, 2014. As a percentage of revenue, cost of revenue was 11% and 13% for the nine months ended September 30, 2013 and 2014, respectively. The increase in absolute dollars was primarily due to a $1.7 million increase in contingent retention-based bonuses incurred in connection with the Ionia acquisition (see note 4 to the Condensed Consolidated Financial Statements), a $1.6 million increase in amortization expense primarily related to a software asset purchased in November 2013, a $1.4 million increase in personnel-related costs, including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes, as we increased the number of customer support employees to support our overall growth and the retention of the professional services employees from the Ionia acquisition, as well as a $0.7 million increase in consulting fees and a $0.6 million increase in hardware and software maintenance costs. Included in the increase in personnel related costs is a $0.3 million increase in stock-based compensation expense.

Research and Development Expenses. Research and development expenses increased $2.4 million, or 11%, from $22.0 million for the nine months ended September 30, 2013 to $24.4 million for the nine months ended September 30, 2014. As a percentage of revenue, research and development expenses were 18% and 15% for the nine months ended September 30, 2013 and 2014, respectively. The increase in absolute dollars was primarily due to a $2.6 million increase in personnel-related costs, including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes, as we increased the number of research and development employees to support our overall growth, a $0.5 million increase in travel-related costs, a $0.3 million increase in hardware and software maintenance costs, a $0.3 million increase in consulting fees, and a $0.2 million increase in rent expense. These costs were offset by a $0.8 million decrease in contingent bonus expense primarily related to the Xively and Bold acquisitions, as final payments were made in July 2013 and January 2014, respectively, a $0.5 million increase in costs related to internally developed computer software to be sold as a service which was incurred during the application development stage and was capitalized rather than expensed, as well as a $0.3 million decrease in stock-based compensation expense.

Sales and Marketing Expenses. Sales and marketing expenses increased $23.4 million, or 36%, from $65.5 million for the nine months ended September 30, 2013 to $88.9 million for the nine months ended September 30, 2014. As a percentage of revenue, sales and marketing expenses were 54% and 55% for the nine months ended September 30, 2013 and 2014, respectively. The increase in absolute dollars was primarily due to an $8.8 million increase in personnel-related costs, including salary, wages, commissions, bonus, recruiting and relocation costs, and benefits and taxes, from the hiring of additional employees to support our growth in sales and expand our marketing efforts and an $8.6 million increase in marketing program costs. The total increase in sales and marketing expense was also due to a $1.7 million increase in credit card transaction fees related to an increase in e-commerce sales, a $1.5 million increase in consulting fees, a $1.0 million increase in travel-related and department meeting costs, a $0.6 million increase in rent expense, a $0.4 million increase in hardware and software maintenance costs, a $0.3 million increase in depreciation expense, and a $0.2 million increase in telecommunications expense. Included in the increase in personnel related costs is a $1.2 million increase in stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses decreased $1.8 million, or 7.5%, from $23.8 million for the nine months ended September 30, 2013 to $22.0 million for the nine months ended September 30, 2014. As a percentage of revenue, general and administrative expenses were 20% and 14% for the nine months ended September 30, 2013 and 2014, respectively. The decrease in absolute dollars was primarily due to a $5.2 million decrease in legal fees associated with the 01 Communique litigation and $1.2 million expense associated with the Pragmatus License Agreement in April 2013. These were offset by a $3.2 million increase in personnel-related and recruiting costs, including salary, wages, bonus, and benefits and taxes, as we increased the number of general and administrative employees to support our overall growth, a $0.6 million increase in legal fees, and a $0.3 million increase in audit and accounting fees. Included in the increase in personnel-related and recruiting costs is a $2.3 million increase in stock-based compensation expense.

        Amortization of Intangibles. Amortization of intangibles was $0.5 million and $0.8 million for the nine months ended September 30, 2013 and 2014, respectively. The increase in amortization of intangibles for the nine months ended September 30, 2014 is primarily related to intangible assets acquired in the Ionia acquisition in March 2014.

Interest and Other Income, Net. Interest and other income, net was approximately $0.8 million and $0.6 million for the nine months ended September 30, 2013 and 2014, respectively. The decrease was primarily related to a $0.1 million decrease in foreign currency gains.

Income Taxes. We recorded a provision for federal, state and foreign income taxes of approximately $3.4 million for the nine months ended September 30, 2013, on a loss before income taxes of $3.8 million as a result of income generated in the United

States offset by losses incurred in certain foreign jurisdictions where there was no corresponding benefit. For the nine months ended September 30, 2014 we recorded a provision for federal, state, and foreign income taxes of approximately $1.1 million on income before taxes of $5.7 million resulting in an effective tax rate of approximately 19%. Our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily due to losses before taxes incurred in the United States as well as from earnings in certain foreign jurisdictions, primarily by our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. statutory rate. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2013 and September 30, 2014, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary. This entity has historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

Net (Loss) Income. We recognized a net loss of $7.2 million for the nine months ended September 30, 2013 compared to net income of $4.6 million for the nine months ended September 30, 2014.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2013	2014
Net cash provided by operations	$17,811	$58,886
Net cash used in investing activities	(11,033)	(30,085)
Net cash used in financing activities	(18,769)	(18,339)
Effect of exchange rate changes	(957)	(3,378)

Net (decrease) increase in cash	$(12,948)	$7,084

At September 30, 2014, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $96.3 million.

Cash Flows From Operating Activities

Net cash inflows from operating activities during the nine months ended September 30, 2013 were primarily attributable to non-cash operating expenses, including $10.4 million for stock compensation and $5.7 million for depreciation and amortization. The net cash inflows from operating activities were also attributable to a $10.6 million increase in deferred revenue associated with the increase in subscription sales orders and customer growth, a $1.8 million decrease in accounts receivable and a $1.1 million increase in accrued expenses. These were offset by a $5.0 million increase in prepaid expenses and other current assets, a $2.2 million decrease in accounts payable, and a $2.1 million increase in other assets. The increase in prepaid expenses and other current assets is primarily associated with a $4.3 million increase in prepaid taxes. The increase in other assets is attributable to a $2.1 million increase in long-term prepaid rent for our Boston office.

Net cash inflows from operating activities during the nine months ended September 30, 2014 were attributable to a $20.8 million increase in deferred revenue associated with upfront payments primarily received from our customers. The increase in net cash inflows from operating activities was also attributable to a $3.6 million increase in accrued expenses, a $1.8 million decrease in accounts receivable, a $1.1 million increase in other long-term liabilities, a $0.6 million increase in accounts payable, and a $0.3 million decrease in other assets. Included in the increase in accrued expenses is a $1.7 million increase in accrued marketing spend, a $1.0 million increase in contingent bonus payments associated with the Ionia and Meldium acquisitions, as well as a $0.3 million increase in accrued vacation. Also included in cash inflows from operating activities are add-backs of non-cash expense items, including $18.4 million for stock compensation and $8.3 million for depreciation and amortization. We expect that our future cash flows from operating activities will be impacted by the contingent payments associated with the Ionia, Meldium and San Francisco, California-based collaboration software company acquisitions. Future cash flows from operating activities may be impacted by the payment of litigation related costs associated with our defense against the claims described in Note 10 to the Condensed Consolidated Financial Statements.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 was primarily related to payments of $9.7 million for property and equipment primarily related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure and the relocation of our corporate headquarters to Boston. Net cash used in investing activities also related to $1.1 million in intangible asset additions related to internally developed software and the purchase of domain names and trademarks as well as the purchase of $65.4 million of marketable securities offset by proceeds of $65.0 million from redemption and maturity of marketable securities.

Net cash used in investing for the nine months ended September 30, 2014 was primarily related to a $7.4 million payment to acquire Ionia in March 2014, a $10.5 million payment to acquire Meldium in August 2014, and a $4.5 million payment to acquire a San Francisco-based collaboration software provider in September 2014. Net cash used in investing was also related to $5.7 million of payments to purchase property and equipment primarily related to the expansion and upgrade of our data center capacity, expansion of our offices and the expansion and upgrade of our internal IT infrastructure.

Cash Flows From Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2013 was primarily related to $20.3 million for the purchase of treasury stock as well as $1.5 million for payroll taxes paid related to vesting of restricted stock units, offset by $2.5 million in proceeds received from the issuance of common stock upon exercise of stock options and a $0.6 million income tax benefit from the exercise of stock options.

Net cash used in financing activities for the nine months ended September 30, 2014 was primarily related to the $26.0 million purchase of treasury stock and payment of $5.3 million for payroll taxes related to vesting of restricted stock units, partially offset by $13.0 million in proceeds received from the issuance of common stock upon the exercise of stock options.

While we believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, we may elect to raise additional capital through the sale of additional equity or debt securities or obtain a credit facility to develop or enhance our services, to fund expansion, to fund our share repurchase program, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If we elect, additional financing may not be available in amounts or on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

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

In addition to our condensed consolidated financial statements prepared in accordance with GAAP, to date, we have considered the following non-GAAP financial measures to be key indicators of our financial performance:

•	“Non-GAAP Operating Income,” which we define as GAAP operating income less acquisition related costs and amortization, stock-based compensation expense, and litigation related expenses;

•	“Adjusted EBITDA,” which we define as GAAP income, less interest income and other expense (net), provision for income taxes, depreciation and amortization expenses, acquisition related costs, stock-based compensation expense, and litigation related expenses;

•	“Non-GAAP Provision for income taxes,” which we define as GAAP provision for income taxes less the tax impact from acquisition related costs amortization, stock compensation expense, litigation related expenses, and tax benefits associated with the reversal of a valuation allowance;

•	“Non-GAAP Net Income,” which we define as Non-GAAP income before provision for income taxes less Non-GAAP provision for income taxes; and

•	“Non-GAAP Earnings per share,” which we define as Non-GAAP net income divided by diluted average weighted shares outstanding.

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

Stock-based compensation expense relates to stock-based compensation awards granted to our executive officers, employees, and outside directors.

Litigation related expenses relate to costs associated with the defense and settlement of claims brought against us, including intellectual property infringement claims and other material litigation (see Note 10 to the Condensed Consolidated Financial Statements).

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

Income tax expense relates to the total income tax levied based on GAAP income during the period.

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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows (in thousands, except share and per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Non-GAAP Income from Operations	2013	2014	2013	2014
GAAP Income (Loss) from Operations	$2,191	$2,771	$(4,562)	$5,151
Add Back:
Stock-based compensation expense	4,613	6,270	14,895	18,421
Litigation related expenses	104	57	6,738	301
Acquisition related costs and amortization	713	2,396	2,924	5,548

Non-GAAP Operating Income	$7,621	$11,494	$19,995	$29,421

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Adjusted EBITDA	2013	2014	2013	2014
GAAP Net (Loss) Income	$(56)	$2,308	$(7,223)	$4,642
Add Back:
Stock-based compensation expense	4,613	6,270	14,895	18,421
Litigation related expenses	104	57	6,738	301
Acquisition related costs	223	1,438	1,417	2,493
Interest income and other expense (income), net	24	(173)	(750)	(629)
Income tax expense	2,223	636	3,411	1,138
Depreciation and Amortization expense	2,057	2,782	5,653	8,281

Adjusted EBITDA	$9,188	$13,318	$24,141	$34,647

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Non-GAAP Net Income	2013	2014	2013	2014
GAAP Net (Loss) Income	$(56)	$2,308	$(7,223)	$4,642
Add Back:
Stock-based compensation expense	4,613	6,270	14,895	18,421
Litigation related expenses	104	57	6,738	301
Acquisition related costs and amortization	713	2,396	2,924	5,548
Less:
Income Tax Effect of Non-GAAP items	(1,865)	(2,898)	(7,430)	(7,970)

Non-GAAP Net Income	$3,509	$8,133	$9,904	$20,942

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Non-GAAP earnings per share	2013	2014	2013	2014
GAAP diluted (loss) earnings per share	$(0.00)	$0.09	$(0.30)	$0.18
Add Back:
Stock-based compensation expense	0.19	0.25	0.60	0.74
Litigation related expenses	—	—	0.27	0.01
Acquisition related costs and amortization	0.03	0.09	0.12	0.22
Less:
Income Tax Effect of Non-GAAP items	(0.08)	(0.11)	(0.29)	(0.32)

Non-GAAP earnings per share	$0.14	$0.32	$0.40	$0.83

Shares used in computing diluted net income per share	25,023,116	25,203,594	25,005,699	25,105,164

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at October 24, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)(1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$52,835	$6,758	$12,992	$12,754	$20,331
Hosting service agreements	2,950	2,841	109	—	—

Total	$55,785	$9,601	$13,100	$12,754	$20,331

(1)	Excluded from the table above is $572,000 related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.

The commitments under our operating leases included above consist primarily of lease payments for our corporate headquarters located in Boston, Massachusetts, our international sales and marketing offices located in Australia, the United Kingdom, Ireland, India and our research and development offices in Hungary (see Note 10 to the Condensed Consolidated Financial Statements), as well as our contractual obligations related to our data centers.

In October 2014, the Company entered into a lease for new office space in Dublin, Ireland. The term of the new office space began in October 2014 and extends through September 2024. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $6.1 million (EUR 4.8 million).

In April 2014, we amended our current lease for our Budapest, Hungary office space to provide for an expansion of leased space and to extend the term of the lease. The term of the amended lease began in July 2014 and will extend through June 2019. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $7.2 million (EUR 5.7 million). The amended lease agreement required a bank guarantee of approximately $449,000 (EUR 354,000). The bank guarantee is classified as restricted cash.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for us on January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our condensed consolidated financial statements.

On June 19, 2014, the FASB issued ASU 2014-12, Stock Compensation (“ASU 2014-12”), providing guidance on accounting for share-based payment awards when the terms of an award provide that a performance target could be achieved after the requisite service period. The update clarifies that performance targets that can be achieved after the requisite service period of a share-based payment award be treated as performance conditions that affect vesting. These awards should be accounted for under Accounting Standards Codification Topic 718, Compensation — Stock Compensation, and existing guidance should be applied as it relates to awards with performance conditions that affect vesting. The update is effective us for the interim and annual periods beginning after December 15, 2015. We are currently evaluating the impact of the adoption of this standard, if any, on our consolidated financial statements.

On August 27, 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements - Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The standard requires that we evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. We do not expect to early adopt ASU 2014-15, which will be effective for our fiscal year ending December 31, 2016. We do not believe the standard will have a material impact on our financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk . Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a result of the majority of our research and development expenditures being made from our Hungarian research and development facilities, and in our international sales and marketing offices in the United Kingdom, Australia, Ireland, Brazil and India. In the nine months ended September 30, 2014, approximately 13%, 7%, 7%, 3%, 1%, of our operating expenses occurred in our operations in Hungary, the United Kingdom, Ireland, Australia, India, respectively, and less than 1% occurred in Brazil. In the nine months ended September 30, 2013, approximately 12%, 7%, 4%, 2% of our operating expenses occurred in our operations in Hungary, the United Kingdom, Ireland, Australia, respectively, and less than 1% each in India and Brazil, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named us as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007) alleging that we infringed U.S. Patent No. 6,928,479, or the ‘479 Patent, which is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted our motion for summary judgment of non-infringement. The court issued a written order regarding this decision on May 4, 2011. On May 13, 2011, 01 filed a notice of appeal appealing the court’s ruling granting summary judgment. On July 31, 2012, the U.S. Court of Appeals for the Federal Circuit vacated the lower court’s summary judgment of non-infringement ruling and remanded the case back to the U.S. District Court for the Eastern District of Virginia with revised claim construction. The trial commenced on March 18, 2013 and on March 26, 2013, a jury in the Eastern District of Virginia found that our products do not infringe the ‘479 Patent as previously asserted by 01. The court issued a written order regarding this decision on April 2, 2013. On June 26, 2013, 01 filed a notice of appeal seeking to appeal the jury’s non-infringement verdict. On June 9, 2014, the U.S. Court of Appeals for the Federal Circuit affirmed the jury’s non-infringement verdict. The period of time for 01 to further appeal the non-infringement verdict has lapsed and while certain post-trial motions remain pending before the U.S. District Court for the Eastern District of Virginia, we do not believe that any loss associated with this litigation is probable at this time.

On August 26, 2014, Sensory Technologies, LLC, or Sensory, filed a complaint against us in the U.S. District Court for the Southern District of Indiana (Case No. 1:14-cv-1406). The complaint, which was served upon us on August 27, 2014, alleges, among other things, that we have infringed upon Sensory’s JOIN® trademark, which is registered to Sensory under U.S. Trademark Registration No. 3622883. The complaint seeks damages in an unspecified amount and injunctive relief. We believe we have meritorious defenses to the claims and intend to defend the lawsuit vigorously. Given the inherent unpredictability of litigation and the fact that this litigation is still in its early stages, we are unable to predict the outcome of this litigation or reasonably estimate a possible loss or range of loss associated with this litigation at this time.

On August 28, 2014, a putative class action complaint was filed against us in the U.S. District Court for the Eastern District of California (Case No. 1:14-cv-01355) by an individual on behalf of himself and on behalf of all other similarly situated individuals, or collectively, the Plaintiffs. The complaint includes claims made under California’s Unfair Competition Law and Business and Professions Code and relates to the sale of our perpetually licensed Ignition for iOS application, or the App, and the Plaintiffs’ continued use of the App. The Plaintiffs’ complaint seeks damages in an unspecified amount and injunctive relief. We believe we have meritorious defenses to the claims and intend to defend the lawsuit vigorously. Given the inherent unpredictability of litigation and the fact that this litigation is still in its early stages, we are unable to predict the outcome of this litigation or reasonably estimate a possible loss or range of loss associated with this litigation at this time.

We are from time to time subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on our results of operations or financial condition.

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

We reported a net loss of $7.7 million for fiscal 2013, primarily due to patent litigation related expenses. For the nine months ended September 30, 2014, we reported net income of $4.6 million. However, given our operating history, we cannot be certain that we will be able to maintain this profitability in the future. Our growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including, but not limited to, unforeseen expenses, operating difficulties, complications and delays or due to the other risks described in this report. Accordingly, we may not be able to maintain our profitability, and we may incur significant losses for the foreseeable future.

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

We may not be able to respond to rapid technological changes in time to address the needs of our customers, which could have a material adverse effect on our sales and profitability.

The cloud-based, remote-connectivity services market is characterized by rapid technological change, the frequent introduction of new services and evolving industry standards. Our ability to remain competitive will depend in large part on our ability to continue to enhance our existing services and develop new service offerings that keep pace with the market’s rapid technological developments. Additionally, to achieve market acceptance for our services, we must effectively anticipate and offer services that meet changing customer demands in a timely manner. Customers may require features and capabilities that our current services do not have. If we fail to develop services that satisfy customer requirements in a timely and cost-effective manner, our ability to renew our services with existing customers and our ability to create or increase demand for our services will be harmed and our revenue and results of operations would be adversely affected.

We may not be able to capitalize on potential emerging market opportunities and new services that we introduce may not generate the revenue and earnings we anticipated, which may adversely affect our business.

Our business strategy involves identifying emerging market opportunities which we can capitalize on by successfully developing and introducing new services designed to address those market opportunities. We have made and expect to continue to make significant investments in research and development in order to capitalize on potential emerging market opportunities that we have identified. If, despite our research and development efforts, we are not able to successfully develop new services or if we are not able to fully penetrate the emerging markets we have targeted, we may not be able to generate the revenue and earnings we anticipated and our business and results of operations would be adversely affected.

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

For the last three fiscal years, our revenue has grown from $119.5 million in 2011 to $138.8 million in 2012 and to $166.3 million in 2013. For the nine months ended September 30, 2014, we reported revenue of $162.1 million. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.

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

Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until October 22, 2014, our common stock has traded as high as $50.34 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

We did not sell any unregistered securities in the three and nine months ended September 30, 2014.

(b)	Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the three and nine months ended September 30, 2014.

(c)	Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(1)
July 1, 2014 — July 31, 2014	75,346	$41.31	75,346	25,868,281
August 1, 2014 — August 31, 2014	66,363	42.18	66,363	23,069,327
September 1, 2014 — September 30, 2014	291,123	45.28	291,123	9,887,217

Total	432,832	$44.11	432,832

(1)	Effective August 13, 2013, we replaced our previous $25 million share repurchase program with a new $50 million share repurchase program (See Note 8 to the Condensed Consolidated Financial Statements). As of September 30, 2014, we have purchased an aggregate of 1,072,743 shares pursuant to our $50 million share repurchase program.

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

LOGMEIN, INC.

Date: October 24, 2014	By:	/s/ Michael K. Simon
Michael K Simon
President and Chief Executive Officer (Principal Executive Officer)

Date: October 24, 2014	By:	/s/ James F. Kelliher
James F. Kelliher
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

10.1	Indemnification Agreement, dated as of August 26, 2014, between the Registrant and Steven G. Chambers.

10.2	Indemnification Agreement, dated as of August 27, 2014, between the Registrant and Marilyn Matz.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.