Form 10-K
period 2014-12-31
LogMeIn, Inc.
filed 2015-02-20
CIK 1420302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Select Market on June 30, 2014 was $872,638,381.

As of February 13, 2015, the registrant had 24,463,959 shares of Common Stock, $0.01 par value per share, outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for the 2015 annual stockholders’ meeting to be held on May 21, 2015 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

Overview

LogMeIn provides a portfolio of cloud-based service offerings which make it possible for people and businesses to simply and securely connect to their workplace, colleagues and customers. Our services free millions of people to work from virtually anywhere on any Internet enabled device, empower IT professionals to securely embrace today’s mobile and cloud-centric workplace, transform how companies engage and support their customers, and help businesses bring the next generation of connected products to market. These services range from free downloadable mobile and web-based collaboration apps to enterprise grade professional helpdesk solutions to a cloud-based platform for the Internet of Things, all of which are accessible from anywhere with an Internet connection.

We incorporated under the laws of Bermuda as 3am Labs Ltd in February 2003. In August 2004, we completed a domestication in the State of Delaware under the name 3am Labs, Inc. We changed our name to LogMeIn, Inc. in March 2006. Our principal executive offices are located at 320 Summer Street, Boston MA 02210. Our website address is www.LogMeIn.com. We have included our website address in this report solely as an inactive textual reference. In 2004, we introduced our first cloud-based connectivity offering, which allowed users to securely connect to remote computer resources, including files, applications and the remote device itself. Used primarily by mobile professionals for the purposes of working remotely and by IT service providers to remotely manage computers and servers, this remote access solution was designed to give users the flexibility to work and interact with their computer resources from any other Internet-connected computer. We have since used this scalable technical foundation to expand the types of devices and data that can be accessed remotely, while introducing a variety of cloud-based offerings or applications built off of this foundation that address today’s collaboration, customer service, IT management and connected product development use cases.

Our services are delivered via the cloud as hosted services, meaning that the technology enabling the use of our services primarily resides on our servers, data centers and IT hardware, rather than those of our users. We call the software, hardware and networking technology used to deliver our cloud-based services “Gravity”. Gravity establishes secure connections over the Internet between two or more Internet-enabled devices and manages the direct transmission of data between remotely connected devices. With tens of millions of users and hundreds of millions of sessions brokered, we believe our services are used to connect more Internet-enabled devices worldwide, than any other connectivity platform on the market.

We offer both free and fee based, or premium, services. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, online search, off-line advertising, broadcast advertising, the conversion of free users and expiring free trials to paid subscriptions and direct marketing to new and existing customers. We complement our free services with our fee-based, or premium, services that can be easily accessed by users via time-bound free trials. The majority of these premium services are sold on an annual or monthly subscription basis.

We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers, customer service centers, original equipment manufacturers, or OEMs, and consumers and, to a lesser extent, from the delivery of professional services primarily related to our Xively business. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. During the fiscal years ended December 31, 2012, 2013 and 2014, we generated revenues of $138.8 million, $166.3 million, and $222.0 million, respectively.

Our Market Opportunity

Our cloud-based connectivity services allow our users to work remotely, use a mix of personal and employer-procured technology for work purposes, support and manage remote computers and other Internet-enabled devices, and collaborate with other users. We believe our services benefit users in the following ways:

•

Increased productivity both in and outside of traditional office environments.    Our collaboration and remote access services allow users to simply host and/or attend web-based meetings, access and control remote computers, access and secure cloud or web applications, run applications across different platforms and devices and save and share data with the cloud, thereby increasing their mobility and allowing them to remain productive from virtually anywhere on virtually any Internet-enabled device.

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

Our Business Strengths

We believe that the following strengths differentiate us from our competitors and are key to our success:

•

Large established user community.    As of December 31, 2014, tens of millions of customers have connected hundreds of millions of Internet-enabled devices to our services. These users drive awareness of our services through personal recommendations, blogs, social media and other online communication methods and provide us with a significant audience to which we can market and sell premium services.

•

Efficient customer acquisition model.    We believe our free products and our large installed user base help to generate word-of-mouth referrals, which in turn increases the efficiency of our paid marketing activities. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, online search, off-line advertising, broadcast advertising, the conversion of free users and expiring free trials to paid subscriptions and marketing to our existing customer and user base. We believe this direct approach to acquiring new customers generates an attractive and predictable return on our sales and marketing expenditures.

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

•

High recurring revenue and high transaction volumes.    We sell a majority of our premium services on a monthly or annual subscription basis, which provides greater levels of recurring revenues and predictability compared to traditional perpetual license-based business models. Approximately 99% of our subscriptions have a one-year term. We believe that our sales model of a high volume of new and renewed subscriptions at low transaction prices increases the predictability of our revenues compared to perpetual licensed-based software businesses.

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

•

Expand internationally.    We offer services in 12 different languages and our services are used in more than 240 countries. We believe there is a significant opportunity to increase our sales internationally. We intend to continue to expand our international sales and marketing personnel and increase our international marketing expenditures to take advantage of this opportunity.

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

Collaboration.    Our collaboration business is comprised of services designed to make it easy for users to interact with and access the computers, devices, data and people that make up their digital world. These individual services are as follows:

•

join.me, join.me pro and join.me enterprise are our free and premium browser-based online meeting and screen sharing services that give users the ability to quickly and securely host an online meeting with other people. These services can be initiated through a visit to the http://join.me website, through a small downloadable desktop application or through mobile applications. The free version of join.me provides users with access to basic online meeting and collaboration tools such as file sharing, use of a dedicated VoIP conference line, remote control and in-meeting chat. Users who upgrade to join.me pro receive access to additional key features such as presenter swap, a scheduling tool, Google Calendar and Micosoft Outlook plugins, the ability to record and recap meetings, on-screen annotation tools and detailed session reporting. Users and businesses who upgrade to join.me enterprise receive additional account management, policy control and provisioning capabilities, as well as Salesforce.com integration.

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

Service and Support.    The services that comprise our service and support business are used by external customer service and support organizations, online retail and web-based businesses, as well as IT outsourcers and internal IT departments to deliver online, cloud-based service and support to customers and their Internet-enabled devices. These services are as follows:

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

IT Management.    Our IT management business is comprised of services that are used by internal and external IT professionals to manage and secure remote computers and other Internet-enabled devices, automate common IT tasks, manage and secure sensitive data and help ensure the productivity of mobile workers.

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

•

Meldium is a password and identity management product designed to help IT professionals and knowledge workers securely manage, store and share login credentials to over 1,600 third party cloud and web-based applications. Meldium allows for simple security and provisioning for applications used by employees to help ensure access to work-based applications and related data can be granted or revoked as necessary by managers or IT professionals. Meldium is offered as a free product for individual use and is also sold as a premium product for team use.

•

AppGuru is an application management product designed to help IT professionals and IT service providers discover, provision and secure both company procured and employee procured cloud and/or Software-as-a-Service applications being used within the workplace. AppGuru works in conjunction with LogMeIn applications like join.me and Cubby, as well as dozens of popular third-party applications like Salesforce.com, Dropbox, Box and NetSuite.

Connected Products.    Our connected product business is comprised solely of Xively, our Internet of Things cloud platform, which may be used by businesses to connect deploy, manage and support Internet connected products that lack a traditional operating system. The Xively platform provides the infrastructure needed to help businesses reduce the costs of, and accelerate the time-to-market for, new Internet-connected products, applications and customer services.

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

Sales and Marketing

Our sales and marketing efforts are designed to attract prospective customers to our website, enroll them in free trials of our services and convert them to and retain them as paying customers. We expend sales and marketing resources through a combination of paid and unpaid sources. We also invest in public relations to broaden the general awareness of our services and to highlight the quality and reliability of our services for specific audiences. We are constantly seeking and employing new methods to reach more users and to convert them to paid subscribers. For the twelve months ended December 31, 2012, 2013 and 2014, we spent $70.1 million, $88.8 million and $119.5 million, respectively, on sales and marketing.

New Account Sales.    Our sales are typically preceded by a trial of one of our services, and 98% of our sales transactions are settled via credit card. Our sales operations team manages the processes, systems and procedures that determine whether or not a trial should be managed by a telephone-based sales representative or handled via our e-commerce sales process. As of December 31, 2014, we employed 164 telephone-based sales representatives to manage newly generated trials. In addition, a small sales and business development team concentrates on sales to larger organizations and the formulation of strategic technology partnerships that are intended to generate additional sales.

International Sales.    We currently have sales teams located in Ireland, the United Kingdom, Asia, and Australia focusing on international sales. In the years ended December 31, 2012, 2013 and 2014, we generated approximately 35%, 34% and 33%, respectively, of our revenue outside of the United States. As of December 31, 2012, 2013 and 2014, approximately 37%, 23% and 28% of our long-lived assets were located outside of the United States.

Online Advertising.    We advertise online through pay-per-click spending with search engines, banner advertising with online advertising networks and other websites and email newsletters likely to be frequented by our target consumers, SMBs and IT professionals.

Tradeshows and Events.    We showcase our services at technology and industry-specific tradeshows and events. Our participation in these shows ranges from elaborate presentations in front of large groups to one-on-one discussions and demonstrations at manned booths. In 2014, we attended approximately 60 trade shows and events in the United States, Europe, Asia and Australia.

Offline Advertising.    Our offline print advertising is comprised of publications targeted at IT professionals and consumers. We also sponsor advertorials in regional newspapers, which target IT consumers. Additionally, from time-to-time we have advertised using more traditional methods, such as outdoor advertising, in regional markets.

Radio Advertising.    Our radio advertising includes 30-second “spots” as well as radio program sponsorships, and is primarily conducted on satellite and Internet radio networks, with some select advertising on traditional FM and AM radio stations. Show, channel and program selection is based on our key target audiences, most notably IT professionals and knowledge workers.

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

The infrastructure-related costs of delivering our services include bandwidth, power, server depreciation and co-location fees. Gravity transmits data using a combination of methods designed to relay data via our data centers and to transmit data over the Internet directly between end-point devices. During the twelve months ended December 31, 2014, more than 93% of the data transmitted by our services was transmitted directly between end-point devices, reducing our bandwidth and bandwidth-related costs.

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

Gravity is physically hosted in seven third-party co-location facilities located in the United States, Europe, Australia and Asia. Our goal is to maintain sufficient excess capacity such that any one of the data centers could fail and the remaining data centers could handle the service load without extensive disruption to our services. During the twelve months ended December 31, 2014, our Gravity service was available 99.99% of the time.

Research and Development.    We have made and intend to continue making significant investments in research and development in order to continue to improve the efficiency of our service delivery platform, improve our existing services and bring new services to market. Our primary engineering organization is based in Budapest, Hungary, where the first version of our remote access service was developed. Approximately 43% of our employees, as of December 31, 2014, work in research and development. Research and development expenses totaled $26.4 million, $29.0 million and $33.5 million in the years ended December 31, 2012, 2013 and 2014, respectively.

Intellectual Property.    Our intellectual property rights are important to our business. We rely on a combination of copyright, trade secret, trademark, patent and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We also have twelve issued patents and eleven patents pending and are in the process of filing additional patent applications that cover other features of our services.

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

Certain of our solutions also compete with current or potential services offered by Adobe, Apple, Cisco/WebEx, Citrix, Google, IBM, TeamViewer, Splashtop, GFI, OKTA, BlueJeans, LivePerson, Dropbox, Box, SugarSync, Microsoft, Oracle and PTC. Some of our competitors may also offer, currently or in the future, lower priced, or even free, products or services that compete with our services, including, but not limited to, Symantec’s pcAnywhere, Google’s Chrome Remote Desktop and Microsoft’s Remote Desktop, which comes bundled into most current versions of the Microsoft operating system.

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

Employees

As of December 31, 2014, we had 804 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Segments

We have determined that we have one operating segment. For more information about our segments, see Note 2 to our Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report or Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

RISKS RELATED TO OUR BUSINESS

We may be unable to maintain profitability.

We reported a net loss of $7.7 million for fiscal 2013, primarily due to patent litigation related expenses, and we reported net income of $8.0 million for the year ended December 31, 2014. However, given our operating history, we cannot be certain that we will be able to maintain this profitability in the future. Our growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including, but not limited to, unforeseen expenses, operating difficulties, complications and delays or due to the other risks described in this report. Accordingly, we may not be able to maintain our profitability, and we may incur significant losses for the foreseeable future.

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

Our services compete with large, established competitors like Citrix Systems, WebEx (a division of Cisco Systems), Microsoft, IBM, Apple, Google and Adobe. Certain of our services also compete with smaller competitors such as GFI, TeamViewer, Splashtop, OKTA, BlueJeans, LivePerson, Dropbox, BOX, SugarSync and PTC. Many of our actual and potential competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied services and larger marketing budgets, as well as greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. If we are not able to compete effectively, our operating results will be harmed.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires an annual management assessment of the effectiveness of our internal controls over financial reporting and a report from our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting. We have documented, tested and improved, to the extent necessary, our internal controls over financial reporting for the year ended December 31, 2014. If in the future we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if as part of our process of documenting and testing our internal controls over financial reporting, we or our independent registered public accounting firm identify deficiencies or areas for further attention and improvement, implementing appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our services to new and existing customers.

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

For the last three fiscal years, our revenue has grown from $138.8 million in 2012 to $166.3 million in 2013 and to $222.0 million in 2014. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.

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

We rely on a combination of copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. In addition, we have twelve issued patents and eleven patents pending, and we are in the process of filing additional patents. We cannot assure you that any patents will issue from our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Any patents that may issue in the future from pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark or trademark registrations will be issued for pending or future applications or that any registered service marks or trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

We are highly dependent upon the continued service and performance of our executive management team as well as other key technical and sales employees. These key employees are not party to an employment agreement with us, and they may terminate employment with us at any time with no advance notice. The replacement of these key employees likely would involve significant time and costs, and the loss of these key employees may significantly delay or prevent the achievement of our business objectives.

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

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to pay dividends or make distributions, incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

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

Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until February 13, 2015, our common stock has traded as high as $53.38 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

None.

ITEM 2. PROPERTIES

As of February 20, 2015, our principal facilities consist of approximately 101,821 square feet of office space at our U.S. headquarters located at 320 Summer Street, Boston, MA 02210 and approximately 37,725 square feet of space at our development facility located in Hungary. In December 2014, we entered into a lease for additional office space in Boston, MA which consists of approximately 117,801 square feet of office space located at 333 Summer Street, Boston, MA 02210. We also have leased additional office space in San Francisco, California, Wichita, Kansas and in Hungary, Ireland, Australia, the United Kingdom and India. We believe our facilities are sufficient to support our needs through 2015 and that additional space will be available in the future on commercially reasonable terms as needed.

We lease space in third-party facilities from which we operate our seven data centers, four of which are located in the United States, one of which is located in Europe, one of which is located in Asia and one of which is located in Australia.

ITEM 3. LEGAL	PROCEEDINGS

On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named us as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007) alleging that we infringed U.S. Patent No. 6,928,479, or the ‘479 Patent, which is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. On April 1, 2011, the U.S. District Court for the Eastern District of Virginia granted our motion for summary judgment of non-infringement. The court issued a written order regarding this decision on May 4, 2011. On May 13, 2011, 01 filed a notice of appeal appealing the court’s ruling granting summary judgment. On July 31, 2012, the U.S. Court of Appeals for the Federal Circuit vacated the lower court’s summary judgment of non-infringement ruling and remanded the case back to the U.S. District Court for the Eastern District of Virginia with revised claim construction. The trial commenced on March 18, 2013 and on March 26, 2013, a jury in the Eastern District of Virginia found that our products do not infringe the ‘479 Patent as previously asserted by 01. The court issued a written order regarding this decision on April 2, 2013. On June 26, 2013, 01 filed a notice of appeal seeking to appeal the jury’s non-infringement verdict. On June 9, 2014, the U.S. Court of Appeals for the Federal Circuit affirmed the jury’s non-infringement verdict. On November 21, 2014, the U.S. District Court for the Eastern District of Virginia issued its final order, awarding costs to us, which 01 paid on December 3, 2014, formally concluding this matter.

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

On August 28, 2014, a putative class action complaint was filed against us in the U.S. District Court for the Eastern District of California (Case No. 1:14-cv-01355) by an individual on behalf of himself and on behalf of all other similarly situated individuals, or collectively, the Plaintiffs. After we filed a motion to dismiss the complaint on January 30, 2015, the Plaintiffs filed an amended complaint on February 17, 2015. The amended complaint includes claims made under California’s False Advertising Act and Unfair Competition Law and relates to the marketing and sale of our Ignition for iOS application, or the App, and the Plaintiffs’ continued use of the App. The Plaintiffs’ complaint seeks restitution, damages in an unspecified amount, attorneys’ fees and costs, and unspecified equitable and injunctive relief. We believe we have meritorious defenses to the claims and intend to defend the lawsuit vigorously. Given the inherent unpredictability of litigation and the fact that this litigation is still in its early stages, we are unable to predict the outcome of this litigation or reasonably estimate a possible loss or range of loss associated with this litigation at this time.

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

Certain Information Regarding the Trading of Our Common Stock

Our common stock began trading under the symbol “LOGM” on the NASDAQ Global Select Market on July 1, 2009. Prior to that date, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the NASDAQ Global Select Market:

	High	Low
2013
First Quarter	$24.51	$16.12
Second Quarter	$26.54	$16.74
Third Quarter	$32.29	$24.49
Fourth Quarter	$34.56	$29.25
2014
First Quarter	$47.57	$31.08
Second Quarter	$47.69	$37.06
Third Quarter	$50.00	$39.06
Fourth Quarter	$53.38	$40.92

Holders of Our Common Stock

As of February 13, 2015, there were 10 holders of record of shares of our common stock.

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

We did not sell any unregistered securities during the year ended December 31, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(1)
October 1, 2014 — October 31, 2014	57,500	$44.58	57,500	82,323,944
November 1, 2014 — November 30, 2014	67,901	49.99	67,901	78,929,805
December 1, 2014 — December 31, 2014	90,330	49.82	90,330	74,429,151

Total	215,731	$48.48	215,731

(1)	Effective October 20, 2014, our board of directors approved a new $75 million share repurchase program, which is in addition to our existing $50 million share repurchase program which had been approved on August 13, 2013. Share repurchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. During the year ended December 31, 2014, we repurchased 843,574 shares of our common stock.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders for our common stock for the period from July 1, 2009, the effective date of our initial public offering, through December 31, 2014 against the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index.

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

	Years Ended December 31,
	2010	2011	2012	2013	2014
	(In thousands, except for per share data)
Consolidated Statement of Operations Data:
Revenue	$101,057	$119,461	$138,837	$166,258	$221,956
Cost of revenue(1)	9,124	10,574	14,504	18,816	28,732

Gross profit	91,933	108,887	124,333	147,442	193,224

Operating expenses:
Research and development(1)	15,214	20,780	26,361	29,023	33,516
Sales and marketing(1)	45,869	57,156	70,058	88,794	119,508
General and administrative(1)	12,319	19,975	21,338	29,181	30,526
Legal settlements	—	1,250	—	1,688	—
Amortization of acquired intangibles(1)	338	228	565	682	987

Total operating expenses	73,740	99,389	118,322	149,368	184,537

Income (loss) from operations	18,193	9,498	6,011	(1,926)	8,687
Interest income, net	634	862	887	547	602
Other (expense) income	(219)	(565)	(641)	(89)	105

Income (loss) before income taxes	18,608	9,795	6,257	(1,468)	9,394
Benefit from (provision for) income taxes	2,491	(4,034)	(2,691)	(6,214)	(1,439)

Net income (loss)	$21,099	$5,761	$3,566	$(7,682)	$7,955

Net income (loss) per share:
Basic	$0.91	$0.24	$0.14	$(0.32)	$0.33
Diluted	$0.85	$0.23	$0.14	$(0.32)	$0.31
Weighted average shares outstanding:
Basic	23,244	24,176	24,711	24,351	24,385
Diluted	24,840	25,155	25,356	24,351	25,386

(1)	Includes stock-based compensation expense and intangible amortization expense as indicated in the following table:

	Years Ended December 31,
	2010	2011	2012	2013	2014
	(In thousands)
Cost of revenue:
Stock-based compensation	$261	$316	$484	$706	$1,107

Intangible amortization	251	566	1,552	1,820	3,959

Research and development:
Stock-based compensation	638	1,477	2,826	3,761	3,653

Sales and marketing:
Stock-based compensation	1,553	2,700	4,962	7,242	9,033

General and administrative:
Stock-based compensation	2,540	4,432	6,520	8,005	10,976

Amortization of acquired intangibles:
Intangible amortization	338	228	565	682	987

	As of December 31,
	2010	2011	2012	2013	2014
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term marketable securities	$167,424	$198,644	$212,092	$189,556	$201,169
Total assets	186,677	232,057	279,538	279,613	317,849
Deferred revenue, including long-term portion	42,793	58,264	69,649	85,163	105,250
Total liabilities	56,299	76,251	94,901	112,274	144,005
Total equity	130,378	155,806	184,637	167,339	173,844

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

LogMeIn provides a portfolio of cloud-based service offerings which make it possible for people and businesses to simply and securely connect to their workplace, colleagues and customers. Our services free millions of people to work from virtually anywhere on any Internet enabled device, empower IT professionals to securely embrace today’s mobile and cloud-centric workplace, transform how companies engage and support their customers, and help businesses bring the next generation of connected products to market. These services range from free downloadable mobile and web-based collaboration apps to enterprise grade professional helpdesk solutions to a cloud-based platform for the Internet of Things, all of which are accessible from anywhere with an Internet connection.

We offer both free and fee based, or premium, services. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, online search, off-line advertising the conversion of free users and expiring free trials to paid subscriptions and direct marketing to new and existing customers.

We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers, customer service centers, original equipment manufacturers, or OEMs, and consumers and to a lesser extent, from the delivery of professional services primarily related to our Xively business. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the year ended December 31, 2014, we generated revenues of $222.0 million, compared to $166.3 million for the year ended December 31, 2013, an increase of approximately 34%.

Through December 31, 2014, we have primarily funded our operations through the sale of common stock in connection with our initial and secondary offerings which resulted in proceeds of $85.7 million, the sale of redeemable convertible preferred stock which resulted in proceeds of approximately $27.8 million and cash flows from operations. We earned net income of $3.6 million for 2012, incurred a net loss of $7.7 million for 2013, and earned net income of $8.0 million for 2014. We expect to continue making significant future expenditures to develop and expand our business.

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

Sources of Revenue

We derive our revenue primarily from subscription fees for our premium services from SMBs, IT service providers, mobile carriers, customer service centers, original equipment manufacturers, or OEMs, and consumers and to a lesser extent, from the delivery of professional services primarily related to our Xively business. The majority of our customers subscribe to our services on an annual basis and pay in advance, typically with a credit card, for their subscription. A smaller percentage of our customers subscribe to our services on a monthly basis through either month-to-month commitments or annual commitments that are then paid monthly with a credit card. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period. For the twelve months ended December 31, 2014, our gross annualized renewal rate was approximately 80%. We calculate our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. We expect our gross renewal rate to remain relatively consistent as we continue to invest in our products, customer support organization, and related retention programs.

Employees

We have increased our number of full-time employees to 804 at December 31, 2014 as compared to 613 at December 31, 2013.

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

Cost of Revenue.    Cost of revenue consists primarily of costs associated with our data center operations, customer support centers and our Xively professional services team. Included in these costs are wages and benefits for personnel, telecommunication, hosting fees, hardware and software maintenance costs and depreciation associated with our data centers, and contingent bonus expense related to the Ionia acquisition (see Note 4 to the Consolidated Financial Statements). Additionally, amortization expense associated with the acquired software, technology and documented know-how, as well as internally developed software is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers are dependent on the number of customers who subscribe to our services and the complexity and redundancy of our services and hosting infrastructure. The expenses related to our professional services team are driven by our investment and efforts to support the growth of our Xively business. We expect cost of revenue expenses to increase in absolute dollars but remain relatively constant as a percentage of revenue as we continue to invest in our data center operations and customer support centers to support the growth of our customer base and as we expand our professional services team.

Research and Development.    Research and development expenses consist primarily of wages and benefits for development personnel, rent expense primarily related to our offices in Hungary, consulting fees associated with outsourced development projects, travel-related costs for development personnel, and depreciation of assets used in development. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Europe. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized approximately $0.7 million, $1.2 million and $2.1 million for the years ended December 31, 2012, 2013 and 2014, respectively, of costs related to internally developed computer software to be sold as a service, which was incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our services but will remain relatively constant as a percentage of revenue.

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

General and Administrative.    General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, legal, finance and accounting personnel, professional fees, insurance and other corporate expenses. We expect general and administrative expenses related to personnel, recruiting, internal information systems, audit, accounting and insurance costs will increase in absolute dollars but remain relatively constant as a percentage of revenue as we continue to support the growth of our business. We also expect to incur increased litigation-related expenses in connection with our defense against the legal claims described in Part I, Item 3 and Note 11 to the Consolidated Financial Statements.

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

Revenue Recognition.    We derive our revenue primarily from subscription fees related to our premium services and to a lesser extent, the delivery of professional services, primarily related to our Xively business.

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

We currently only offer free versions of our iPhone, iPad and Android software products. We had formerly sold these iPhone, iPad and Android software products as perpetually licensed software, the revenue from which was recognized when there was persuasive evidence of an arrangement, the product had been provided to the customer, the collection of the fee was probable, and the amount of the fees to be paid by the customer was fixed and determinable.

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

Income Taxes.    We are subject to federal, state, and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our provision for these income taxes and deferred tax assets. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate deferred tax assets, current tax liabilities and deferred tax liabilities, and we assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At December 31, 2013 and 2014, our deferred tax assets consisted primarily of net operating losses and stock compensation expense. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be recognized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. During 2012, we reassessed the need for a valuation allowance against our deferred tax assets related to our Xively subsidiary and concluded that we would be able to realize the deferred tax assets as a result of future profitability. Accordingly, we reversed the valuation allowance related to our Xively subsidiary of approximately $677,000 during the year ended December 31, 2012. As of December 31, 2013 and 2014, we maintained a full valuation allowance against the deferred tax assets of our Hungarian subsidiary. This entity has historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

We evaluate our uncertain tax positions based on a determination of whether and how much of a tax benefit we have taken in our tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2013 and 2014, we provided a liability of approximately $304,000 and $652,000, respectively for uncertain tax positions. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

Goodwill and acquired intangible assets.    We record goodwill as the excess of the acquisition price over the fair value of the net tangible and identifiable intangible assets acquired. We do not amortize goodwill, but instead perform an annual impairment test of goodwill or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. We operate as a single operating segment with one reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of December 31, 2014, our fair value as a whole significantly exceeds our carrying value. We continuously monitor our intangible assets for indicators of impairment. If an indicator exists, we compare the undiscounted expected future cash flows from the intangible asset to its carrying value. If the carrying value exceeds the undiscounted, expected cash flows, we record an impairment based on the difference between the carrying value and determined fair value. Projected future cash flows are an estimate made by management which based on their nature include risks and uncertainties, primarily related to acceptance of products in the marketplace. To the extent that estimates of cash flows do not come to fruition, future impairments of intangible assets may be required. No material impairments have been recorded through December 31, 2014.

We record intangible assets at their respective estimated fair values at the date of acquisition. Intangible assets are amortized based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives, which range from four months to eight years.

Stock-Based Compensation.    We value all stock-based compensation, including grants of stock options and restricted stock units, at fair value on date of grant and expense the fair value over the applicable service period.

The assumptions used in determining the fair value of share-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change, and we use different assumptions, our share-based compensation could be materially different in the future. The risk-free interest rate used for each grant is based on a U.S. Treasury instrument with a term similar to the expected term of the share-based award. The expected term of stock options has been estimated utilizing the vesting period of the option, the contractual life of the option and our option exercise history. We estimate the expected volatility of our common stock at the date of grant based on the historical volatility of comparable public companies over the option’s expected term as well as our own stock price volatility since our IPO.

Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date closing price of our common stock. Restricted stock units with market-based vesting conditions are valued using a Monte Carlo simulation model. The number of shares expected to be earned, based on market conditions, is factored into the grant date Monte Carlo valuation for the awards. The grant date fair value is not subsequently adjusted regardless of the eventual number of shares that are earned based on the market condition.

We recognize compensation expense for only the portion of share-based awards that are expected to vest. Accordingly, we have estimated expected forfeitures of share-based awards based on our historical forfeiture rate and we use these rates to develop future forfeiture rates. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to compensation expense may be required in future periods. Past fair value of share-based awards grants may not be a reliable indicator of future fair values as assumptions such as volatility may change over time.

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

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Years Ended December 31,
	2012	2013	2014
Operations Data:
Revenue	100%	100%	100%
Cost of revenue	10	11	13

Gross profit	90	89	87

Operating expenses:
Research and development	19	18	15
Sales and marketing	51	53	54
General and administrative	15	18	14
Legal settlements	—	1	—
Amortization of acquired intangibles	—	—	—

Total operating expenses	85	90	83

Income (loss) from operations	5	(1)	4
Interest and other income (expense), net	—	—	—

Income (loss) before income taxes	5	(1)	4
Provision for income taxes	(2)	(4)	—

Net income (loss)	3%	(5)%	4%

Years Ended December 31, 2013 and 2014

Revenue.    Revenue increased $55.7 million, or 34%, from $166.3 million for the year ended December 31, 2013 to $222.0 million for the year ended December 31, 2014. The majority of the increase was attributable to an increase in revenue from new customers, as our total number of subscribers increased significantly during the period. The increase in revenue from new customers and in our total number of subscribers was attributable to continued increased sales of join.me pro, our premium collaboration service, and our strategic decision to discontinue offering LogMeIn Free, our free remote access service, to instead focus our marketing spend and efforts on our faster growing free services, specifically join.me. As a result of this change, we experienced significant growth in total sales and total subscribers as former LogMeIn Free users transitioned to either our premium remote access service, LogMeIn Pro, or our premium IT management product, LogMeIn Central. We believe that the majority of those LogMeIn Free users who would have converted to LogMeIn Pro or LogMeIn Central subscribers have already converted at this time.

Cost of Revenue.    Cost of revenue increased $9.9 million from $18.8 million for the year ended December 31, 2013 to $28.7 million for the year ended December 31, 2014. As a percentage of revenue, cost of revenue was 11% and 13% for the years ended December 31, 2013 and 2014, respectively. The increase in absolute dollars was primarily due to a $2.5 million increase in contingent retention-based bonuses incurred in connection with the Ionia acquisition (see Note 4 to the Consolidated Financial Statements). The increase was also due to a $2.1 million increase in amortization expense related to a software asset purchased in November 2013, a $1.9 million increase in personnel-related costs, including salary, wages, bonus and benefits and tax, recruiting and relocation expense, as we retained professional services employees from the Ionia acquisition and increased the number of customer support employees to support our overall growth, a $1.9 million increase in hosting costs associated with managing our data centers and hosting our services as a result of an increase in both the number of customers using our services and the total number of devices that connected to our services, a $1.0 million increase in consulting fees, and a $0.1 million increase in hardware and software maintenance costs. Included in the increase in personnel-related costs is a $0.4 million increase in stock-based compensation expense.

Research and Development Expenses.    Research and development expenses increased $4.5 million, or 15%, from $29.0 million for the year ended December 31, 2013 to $33.5 million for the year ended December 31, 2014. As a percentage of revenue, research and development expenses were 18% and 15% for the years ended December 31, 2013 and 2014, respectively. The increase in absolute dollars was primarily due to a $3.7 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes, as we increased the number of research and development employees to support our overall growth and a $1.0 million increase in contingent bonus expense related to the Meldium acquisition (see Note 4 to the Consolidated Financial Statements). The increase was also due to a $0.6 million increase in travel-related costs, a $0.4 million increase in hardware and software maintenance costs, a $0.3 million increase in consulting fees, and a $0.2 million increase in rent expense. These amounts were offset by a $1.1 million decrease in contingent bonus expense related to the Xively and Bold acquisitions as the final contingent bonus payments were earned and paid in July 2013 and January 2014, respectively, and a $0.8 million increase in costs related to internally developed computer software to be sold as a service, which were incurred during the application development stage and therefore capitalized rather than expensed.

Sales and Marketing Expenses.    Sales and marketing expenses increased $30.7 million, or 35%, from $88.8 million for the year ended December 31, 2013 to $119.5 million for the year ended December 31, 2014. As a percentage of revenue, sales and marketing expenses were 53% and 54% for the years ended December 31, 2013 and 2014. The increase in absolute dollars was primarily due to a $12.8 million increase in personnel-related and recruiting costs, including salary, wages, commissions, bonus, and benefits and taxes, from the hiring of additional employees to support our growth in sales and expand our marketing efforts and a $10.8 million increase in marketing program costs. Included in the increase in personnel-related and recruiting costs is a $1.8 million increase in stock-based compensation expense. The total increase in sales and marketing expense was also due to a $1.9 million increase in credit card transaction fees related to an increase in e-commerce sales, a $1.8 million increase in consulting fees, a $1.1 million increase in travel-related and department meeting costs, a $0.8 million increase in rent expense, a $0.4 million increase in hardware and software maintenance costs, and a $0.3 million increase in telecommunications expense.

General and Administrative Expenses.    General and administrative expenses increased $1.3 million, or 5%, from $29.2 million for the year ended December 31, 2013 to $30.5 million for the year ended December 31, 2014. As a percentage of revenue, general and administrative expenses were 18% and 14% for the years ended December 31, 2013 and 2014, respectively. The increase in absolute dollars was primarily due to a $4.3 million increase in personnel-related and recruiting costs, including salary, wages, bonus, and benefits and taxes, as we increased the number of general and administrative employees to support our overall growth. Included in the increase in personnel-related and recruiting costs is a $3.0 million increase in stock-based compensation expense. The total increase in general and administrative expense was also due to a $0.7 million increase in legal fees, $0.4 million increase in audit and accounting fees, a $0.3 million increase in consulting fees, a $0.2 million increase in rent expense, a $0.1 million increase in hardware and software maintenance costs, a $0.1 million increase in depreciation expense, a $0.1 million increase in telecommunications expense, and a $0.1 million increase in travel related costs. These amounts were offset by a $5.3 million decrease in litigation related costs, which had been primarily related to our defense against the patent infringement claims made by 01 Communique.

Legal Settlement Expenses.    Legal settlement expenses were $1.7 million for the year ended December 31 2013 and were primarily associated with the Pragmatus License Agreement in April 2013 (see Note 11 to the Consolidated Financial Statements). We did not incur legal settlement expenses for the year ended December 31, 2014.

Amortization of Acquired Intangibles.    Amortization of acquired intangibles increased $0.3 million, or 45% from $0.7 million for the year ended December 31, 2013 to $1.0 million for the year ended December 31, 2014. The increase in amortization of acquired intangibles for the year ended December 31, 2014 is primarily related to the intangible assets acquired in the Ionia acquisition in March 2014.

Interest and Other Income (Expense), Net.    Interest and other income (expense), net was income of approximately $0.5 million and $0.6 million for the years ended December 31, 2013 and 2014, respectively. The increase was primarily related to an increase in foreign currency gains and an increase in interest income earned on marketable securities.

Income Taxes.    We recorded a provision for federal, state and foreign income taxes of approximately $6.2 million for the year ended December 31, 2013, on a loss before income taxes of $1.5 million as a result of income generated in the United States offset by losses incurred in certain foreign jurisdictions where there is no corresponding benefit. For the year ended December 31, 2014, we recorded a tax provision for income taxes of approximately $1.4 million on profit before taxes of $9.4 million resulting in an effective tax rate of approximately 15%. Our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily due to profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate.

Net (Loss) Income.    We recognized a net loss of $7.7 million for the year ended December 31, 2013 compared to net income of $8.0 million for the year ended December 31, 2014.

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

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2012	2013	2014
		(In thousands)
Net cash provided by operations	$28,257	$30,020	$74,153
Net cash used in investing activities	(29,800)	(24,368)	(32,942)
Net cash provided by (used in) financing activities	9,228	(28,648)	(24,288)
Effect of exchange rate changes	643	321	(5,220)

Net increase (decrease) in cash	$8,328	$(22,675)	$11,703

At December 31, 2014, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $201.2 million. As of December 31, 2014, $52.7 million of the $201.2 million of cash and cash equivalents and short-term marketable securities was held by our foreign subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes upon repatriation. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to indefinitely reinvest our foreign earnings to fund our foreign subsidiaries.

Cash Flows From Operating Activities

Net cash provided by operating activities was $28.3 million, $30.0 million, and $74.2 million for the years ended December 31, 2012, 2013, and 2014, respectively.

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

Net cash inflows from operating activities during the year ended December 31, 2014 were mainly attributable to a $24.0 million increase in deferred revenue associated with upfront payments received from our customers for services. The net cash inflows from operating activities were also attributable to a $9.2 million increase in accrued expenses, our net income of $8.0 million, a $1.8 million decrease in prepaid expenses and other current assets, a $1.7 million increase in accounts payable, and a $1.6 million increase in other long-term liabilities. The net cash inflows from operating activities were offset by a $5.8 million increase in accounts receivable. The increase in accrued expenses is primarily driven by a $5.2 million increase in payroll and payroll related costs and a $3.0 million increase in accrued marketing programs. The decrease in prepaid expenses and other current assets is primarily driven by a $2.2 million decrease in prepaid tax. The decrease in prepaid expenses and other current assets is offset by a $1.0 million increase in prepaid software subscription fees. Additionally, included in net cash inflows from operating activities are add-backs of non-cash charges, including $24.8 million for stock compensation, $11.1 million for depreciation and amortization, and a $2.7 million benefit from deferred income taxes resulting from differing treatment of items for tax and accounting purposes.

Cash Flows From Investing Activities

Net cash used in investing activities was $29.8 million, $24.4 million, and $32.9 million for the years ended December 31, 2012, 2013, and 2014, respectively.

Net cash used in investing for the year ended December 31, 2012 was primarily related to the acquisition of Bold for $14.8 million, net of cash acquired, and the purchase of $135.1 million of marketable securities offset by proceeds of $130.0 million from redemption and maturity of marketable securities. Net cash used in investing activities also related to the addition of $5.3 million in property and equipment mainly related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure and the expansion of our offices. Restricted cash and deposits also increased $3.6 million as a result of the letter of credit associated with the lease of our new corporate headquarters in Boston. We also had $1.0 million in intangible asset additions related to internally developed software and the purchase of domain names and trademarks.

Net cash used in investing for the year ended December 31, 2013 was primarily related to an increase in intangible assets associated with the acquisition of a software asset for $11.5 million and the addition of $10.9 million in property and equipment mainly related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure and the expansion of our offices. Net cash used in investing activities also related to $1.6 million in intangible asset additions related to internally developed software and the purchase of domain names and trademarks and the purchase of $90.4 million of marketable securities offset by proceeds of $90.0 million from redemption and maturity of marketable securities.

Net cash used in investing for the year ended December 31, 2014 was primarily related to the acquisitions of Ionia in March 2014, Meldium in August 2014, and a San Francisco-based collaboration software provider in September 2014, which resulted in a $22.4 million increase in acquired intangible assets, and the purchase of $7.5 million in property and equipment mainly related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure, and the expansion of our offices. Net cash used in investing activities also related to $2.5 million in intangible asset additions, primarily for capitalized costs related to internally developed computer software to be sold as a service which were incurred during the application development stage.

Cash Flows From Financing Activities

Net cash provided by financing activities was $9.2 million for the year ended December 31, 2012. Net cash used by financing activities was $28.6 million and $24.3 million for the years ended December 31, 2013 and 2014, respectively.

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

Net cash used in financing activities for the year ended December 31, 2014 was primarily related to the purchase of $36.5 million of treasury stock pursuant to our share repurchase program as well as the payment of $5.8 million for payroll taxes related to vesting of restricted stock units, offset by $17.6 million in proceeds received from the issuance of common stock upon exercise of stock options.

While we believe that our current cash and cash equivalents will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, we may elect to raise additional capital through the sale of additional equity or debt securities or expand our credit facility to develop or enhance our services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If we elect, additional financing may not be available in amounts or on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

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

•

“Non-GAAP provision for income taxes,” which we define as GAAP provision for income taxes less the tax impact from acquisition related costs and amortization, stock compensation expense, litigation related expenses, and tax benefits associated with the reversal of a valuation allowance;

•

“Non-GAAP net income,” which we define as GAAP net income (loss) before stock-based compensation expense, litigation related expense, and acquisition related costs and amortization, less the tax effect of the non-GAAP items; and

•	“Non-GAAP earnings per share,” which we define as non-GAAP net income divided by diluted average weighted shares outstanding.

The expenses described below have been excluded from our GAAP results to arrive at our non-GAAP measures, as outlined above:

Acquisition related costs and amortization relate to costs associated with acquisitions of intellectual property and businesses and include legal costs, audit and accounting fees, contingent retention bonuses and the amortization of intangible assets.

Acquisition related costs relate to costs associated with the acquisitions of intellectual property and businesses and include legal costs, audit and accounting fees and contingent retention bonuses.

Stock-based compensation expense relates to stock-based compensation awards granted to our executive officers, employees, and outside directors.

Litigation related expenses relate to costs associated with the defense and settlement of claims brought against us including intellectual property infringement claims and other material litigation (see Note 11 to the Consolidated Financial Statements).

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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows (in thousands, except share and per share data):

	For the Year Ended December 31,
Non-GAAP Income from operations	2012	2013	2014
GAAP income (loss) from operations	$6,011	$(1,926)	$8,687
Add Back:
Stock-based compensation expense	14,792	19,714	24,769
Litigation related expenses	1,470	7,476	475
Acquisition related costs and amortization	5,450	3,537	8,237

Non-GAAP operating income	$27,723	$28,801	$42,168

	For the Year Ended December 31,
Adjusted EBITDA	2012	2013	2014
GAAP net income (loss)	$3,566	$(7,682)	$7,955
Add Back:
Stock-based compensation expense	14,792	19,714	24,769
Litigation related expenses	1,470	7,476	475
Acquisition related costs	3,597	1,540	4,466
Interest income and other income, net	(246)	(458)	(707)
Income tax expense	2,691	6,214	1,439
Depreciation and Amortization expense	6,100	7,704	11,137

Adjusted EBITDA	$31,970	$34,508	$49,534

	For the Year Ended December 31,
Non-GAAP Net Income	2012	2013	2014
GAAP net income (loss)	$3,566	$(7,682)	$7,955
Add Back:
Stock-based compensation expense	14,792	19,714	24,769
Litigation related expenses	1,470	7,476	475
Acquisition related costs and amortization	5,450	3,537	8,237
Less:
Income tax effect of non-GAAP items	(6,922)	(9,194)	(11,509)

Non-GAAP net income	$18,356	$13,851	$29,927

	For the Year Ended December 31,
Non-GAAP Earnings per share	2012	2013	2014
GAAP diluted earnings (loss) per share	$0.14	$(0.32)	$0.31
Add Back:
Stock-based compensation expense	0.58	0.79	0.98
Litigation related expenses	0.06	0.30	0.02
Acquisition related costs and amortization	0.21	0.14	0.32
Less:
Income tax effect of non-GAAP items	(0.27)	(0.36)	(0.45)

Non-GAAP earnings per share	$0.72	$0.55	$1.18

Shares used in computing diluted net income per share	25,356,305	25,018,758	25,386,199

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2014 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)(1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$99,921	$7,013	$19,366	$20,290	$53,252
Hosting service agreements	3,559	3,334	225	—	—

Total	$103,480	$10,347	$19,591	$20,290	$53,252

(1)	Excluded from the table above is $652,000 related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.

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

In December 2014, we entered into a lease for new office space in Boston, Massachusetts. The landlord is obligated to rehabilitate the existing building and we expect that the lease term will begin in November 2015 and extend through April 2028. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $47.0 million. Pursuant to the terms of the lease, the landlord is responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements will be billed by the landlord to us as additional rent. We estimate these excess costs to be approximately $7.0 million. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable, unsecured standby letter of credit. The lease includes an option to extend the original term of the lease for two successive five year periods.

In December 2014, we entered into a lease for new office space in San Francisco, California. The term of the new office space begins in February 2015 and extends through December 2019. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $2.4 million. The lease required a security deposit of approximately $41,000. The security deposit is classified as a long-term deposit.

In October 2014, we entered into a lease for new office space in Dublin, Ireland. The term of the new office space began in October 2014 and extends through September 2024. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $5.8 million (EUR 4.8 million).

In April 2014, we amended our current lease for our Budapest, Hungary office space to provide for an expansion of leased space and to extend the term of the lease. The term of the amended lease began in July 2014 and will extend through June 2019. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $6.9 million (EUR 5.7 million). The amended lease agreement required a bank guarantee of approximately $430,000 (EUR 354,000). The bank guarantee is classified as restricted cash.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for us on January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our consolidated financial statements.

On June 19, 2014, the FASB issued ASU 2014-12, Stock Compensation (“ASU 2014-12”), providing guidance on accounting for share-based payment awards when the terms of an award provide that a performance target could be achieved after the requisite service period. The update clarifies that performance targets that can be achieved after the requisite service period of a share-based payment award be treated as performance conditions that affect vesting. These awards should be accounted for under Accounting Standards Codification Topic 718, Compensation — Stock Compensation, and existing guidance should be applied as it relates to awards with per-

formance conditions that affect vesting. The update is effective for us for the interim and annual periods beginning after December 15, 2015. We are currently evaluating the impact of the adoption of this standard, if any, on our consolidated financial statements.

On August 27, 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The standard requires that we evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. We do not expect to early adopt ASU 2014-15, which will be effective for our fiscal year ending December 31, 2016. We do not believe the standard will have a material impact on our consolidated financial statements.

On January 9, 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). The standard eliminates the requirement of Extraordinary Items to be separately classified on the income statement. ASU 2015-01 is effective for annual periods ending after December 15, 2015, and for annual and interim periods thereafter, and early adoption is permitted. We do not expect to early adopt ASU 2015-01, which will be effective for our fiscal year ending December 31, 2016. We do not believe the standard will have a material impact on our financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Foreign Currency Exchange Risk.    Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a majority of our non-U.S. sales are recorded by our Irish subsidiary and as we incur significant operating expenses in our foreign subsidiaries including our Hungarian research and development facilities and our sales and marketing operations in Ireland, the United Kingdom, Australia and India. In the years ended December 31, 2014 and 2013, approximately 32% and 18%, respectively, of our revenues were generated by our Irish subsidiary. In the year ended December 31, 2014, approximately 13%, 7%, 6%, 3% and 1% of our operating expenses occurred in our operations in Hungary, Ireland, the United Kingdom, Australia and India, respectively, and less than 1% occurred in Brazil. In the year ended December 31, 2013, approximately 13%, 7%, 4% and 2% of our operating expenses occurred in our operations in Hungary, the United Kingdom, Ireland and Australia, respectively, and less than 1% each in Brazil, India, the Netherlands and Japan.

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

Interest Rate Sensitivity.    Interest income is sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our cash and cash equivalents and short-term marketable securities, which primarily consist of cash, money market instruments, government securities, and corporate and agency bonds with maturities of two years or less, we believe there is no material risk of exposure to changes in the fair value of our cash and cash equivalents and marketable securities as a result of changes in interest rates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LogMeIn, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

LogMeIn, Inc.

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of LogMeIn, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LogMeIn, Inc. and subsidiaries as of December 31, 2013 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Boston, Massachusetts

February 20, 2015

LogMeIn, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2013	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$89,257	$100,960
Marketable securities	100,299	100,209
Accounts receivable (net of allowance for doubtful accounts of $269 and $301 as of December 31, 2013 and December 31, 2014, respectively)	12,957	18,286
Prepaid expenses and other current assets	6,508	4,545
Restricted cash, current portion	23	1,492
Deferred income tax assets	3,053	5,403

Total current assets	212,097	230,895
Property and equipment, net	13,198	13,476
Restricted cash, net of current portion	3,902	2,531
Intangibles, net	16,886	18,983
Goodwill	18,712	37,928
Other assets	5,348	4,756
Deferred income tax assets	9,470	9,280

Total assets	$279,613	$317,849

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,390	$7,055
Accrued liabilities	20,110	29,482
Deferred revenue, current portion	82,496	101,672

Total current liabilities	108,996	138,209
Deferred revenue, net of current portion	2,667	3,578
Other long-term liabilities	611	2,218

Total liabilities	112,274	144,005

Commitments and contingencies (Note 11)
Preferred stock, $0.01 par value — 5,000,000 shares authorized, 0 shares outstanding as of December 31, 2013 and December 31, 2014	—	—
Equity:
Common stock, $0.01 par value — 75,000,000 shares authorized as of December 31, 2013 and December 31, 2014; 25,371,844 and 26,530,977 shares issued as of December 31, 2013 and December 31, 2014, respectively; 24,103,201 and 24,418,760 outstanding as of December 31, 2013 and December 31, 2014, respectively	254	267
Additional paid-in capital	200,235	237,203
(Accumulated deficit) retained earnings	(1,439)	6,516
Accumulated other comprehensive loss	(1,186)	(3,117)
Treasury stock, at cost — 1,268,643 and 2,112,217 shares as of December 31, 2013 and December 31, 2014, respectively	(30,525)	(67,025)

Total equity	167,339	173,844

Total liabilities and equity	$279,613	$317,849

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2012	2013	2014
Revenue	$138,837	$166,258	$221,956
Cost of revenue	14,504	18,816	28,732

Gross profit	124,333	147,442	193,224

Operating expenses
Research and development	26,361	29,023	33,516
Sales and marketing	70,058	88,794	119,508
General and administrative	21,338	29,181	30,526
Legal Settlements	—	1,688	—
Amortization of acquired intangibles	565	682	987

Total operating expenses	118,322	149,368	184,537

Income (loss) from operations	6,011	(1,926)	8,687
Interest income, net	887	547	602
Other (expense) income	(641)	(89)	105

Income (loss) before income taxes	6,257	(1,468)	9,394
Provision for income taxes	(2,691)	(6,214)	(1,439)

Net income (loss)	$3,566	$(7,682)	$7,955

Net income (loss) per share:
Basic	$0.14	$(0.32)	$0.33
Diluted	$0.14	$(0.32)	$0.31
Weighted average shares outstanding:
Basic	24,711,242	24,350,913	24,385,297
Diluted	25,356,305	24,350,913	25,386,199

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Years Ended December 31,
	2012	2013	2014
Net income (loss)	$3,566	$(7,682)	$7,955

Other comprehensive gain (loss):
Net unrealized gains (losses) on marketable securities, net of tax	57	(25)	(107)
Net translation gains (losses)	1,100	(761)	(1,824)

Total other comprehensive gain (loss)	1,157	(786)	(1,931)

Comprehensive income (loss)	$4,723	$(8,468)	$6,024

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
	Number of Shares	Amount
Balance at January 1, 2012	24,551,641	$246	$154,440	$2,677	$(1,557)	$—	$155,806
Issuance of common stock upon exercise of stock options	262,366	2	2,679	—	—	—	2,681
Income tax benefit from stock options exercises	—	—	6,635	—	—	—	6,635
Stock-based compensation	—	—	14,792	—	—	—	14,792
Net income	—	—	—	3,566	—	—	3,566
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	57	—	57
Cumulative translation adjustments	—	—	—	—	1,100	—	1,100

Balance at December 31, 2012	24,814,007	$248	$178,546	$6,243	$(400)	$—	$184,637
Issuance of common stock upon exercise of stock options	373,761	4	3,794	—	—	—	3,798
Net issuance of common stock upon vesting of restricted stock units	184,076	2	(1,836)	—	—	—	(1,834)
Income tax benefit from stock options exercises	—	—	17	—	—	—	17
Stock-based compensation	—	—	19,714	—	—	—	19,714
Treasury stock	(1,268,643)	—	—	—	—	(30,525)	(30,525)
Net loss	—	—	—	(7,682)	—	—	(7,682)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(25)	—	(25)
Cumulative translation adjustments	—	—	—	—	(761)	—	(761)

Balance at December 31, 2013	24,103,201	$254	$200,235	$(1,439)	$(1,186)	$(30,525)	$167,339
Issuance of common stock upon exercise of stock options	858,988	9	17,586	—	—	—	17,595
Net issuance of common stock upon vesting of restricted stock units	300,145	4	(5,770)	—	—	—	(5,766)
Income tax benefit from stock options exercises	—	—	383	—	—	—	383
Stock-based compensation	—	—	24,769	—	—	—	24,769
Treasury stock	(843,574)	—	—	—	—	(36,500)	(36,500)
Net income	—	—	—	7,955	—	—	7,955
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(107)	—	(107)
Cumulative translation adjustments	—	—	—	—	(1,824)	—	(1,824)

Balance at December 31, 2014	24,418,760	$267	$237,203	$6,516	$(3,117)	$(67,025)	$173,844

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2012	2013	2014
Cash flows from operating activities
Net income (loss)	$3,566	$(7,682)	$7,955
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	6,100	7,704	11,137
Amortization of premium on investments	54	198	224
Provision for bad debts	100	116	102
Gain on sales of marketable securities	—	—	(5)
(Benefit from) provision for deferred income taxes	(831)	926	(2,707)
Income tax benefit from the exercise of stock options	(6,635)	(17)	(383)
Stock-based compensation	14,792	19,714	24,769
Loss on disposal of equipment	12	—	26
Changes in assets and liabilities:
Accounts receivable	(4,471)	302	(5,804)
Prepaid expenses and other current assets	(1,070)	(2,986)	1,822
Other assets	(1,308)	(3,764)	476
Accounts payable	1,552	(2,233)	1,727
Accrued liabilities	5,854	3,457	9,234
Deferred revenue	10,960	14,493	23,983
Other long-term liabilities	(418)	(208)	1,597

Net cash provided by operating activities	28,257	30,020	74,153

Cash flows from investing activities
Purchases of marketable securities	(135,085)	(90,376)	(95,342)
Proceeds from maturities of marketable securities	130,000	90,000	75,000
Proceeds from sale of marketable securities	—	—	20,045
Purchases of property and equipment	(5,277)	(10,938)	(7,471)
Intangible asset additions	(1,049)	(13,061)	(2,529)
Cash paid for acquisition, net of cash acquired	(14,831)	—	(22,449)
(Increase) decrease in restricted cash and deposits	(3,558)	7	(196)

Net cash used in investing activities	(29,800)	(24,368)	(32,942)

Cash flows from financing activities
Proceeds from issuance of common stock upon option exercises	2,682	3,798	17,595
Income tax benefit from the exercise of stock options	6,634	17	383
Payment of contingent consideration	(89)	(104)	—
Common stock withheld to satisfy income tax withholdings for restricted stock unit vesting	—	(1,834)	(5,766)
Purchase of treasury stock	—	(30,525)	(36,500)

Net cash provided by (used in) financing activities	9,227	(28,648)	(24,288)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	644	321	(5,220)

Net increase (decrease) in cash and cash equivalents	8,328	(22,675)	11,703
Cash and cash equivalents, beginning of period	103,604	111,932	89,257

Cash and cash equivalents, end of period	$111,932	$89,257	$100,960

Supplemental disclosure of cash flow information
Cash paid for interest	$—	$2	$2
Cash paid for income taxes	$1,802	$10,094	$1,489
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$742	$1,510	$1,032
Fair value of contingent consideration in connection with acquisition included in accrued liabilities and other long term liabilities	$161	$—	$249
Deferred financing costs included in accounts payable and accrued liabilities	$—	$—	$13

See notes to consolidated financial statements.

LogMeIn, Inc.

Notes to Consolidated Financial Statements

1.	Nature of the Business

LogMeIn, Inc. (the “Company”) provides a portfolio of cloud-based service offerings which make it possible for people and businesses to simply and securely connect to their workplace, colleagues and customers. The Company’s product line includes AppGuru™, BoldChat® , Cubby™, join.me® , LogMeIn Pro® , LogMeIn ® Central™, LogMeIn Rescue®, LogMeIn® Rescue+Mobile™, LogMeIn Backup®, LogMeIn for iOS, LogMeIn Hamachi®, MeldiumTM, Xively™ and RemotelyAnywhere®. The Company is headquartered in Boston, Massachusetts with wholly-owned subsidiaries located in Hungary, The Netherlands, Australia, the United Kingdom, Brazil, Bermuda, Japan, Ireland, and India.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2013 and 2014, marketable securities consisted of U.S. government agency securities and corporate bonds that have remaining maturities within two years and have an aggregate amortized cost of $100.3 million. The securities have an aggregate fair value of $100.3 million and $100.2 million, including $67,000 and $9,000 of unrealized gains and $28,000 and $138,000 of unrealized losses, at December 31, 2013 and 2014 respectively.

Restricted Cash — In May 2013, $125,000 of restricted cash associated with the Company’s Woburn, Massachusetts office lease was returned to the Company in connection with the expiration of the lease. In April 2012, the Company entered into a lease for a new corporate headquarters located in Boston, Massachusetts. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable standby letter of credit which is collateralized by a bank deposit in the amount of approximately $3.5 million or 105 percent of the security deposit. Such amounts are classified as restricted cash in the accompanying consolidated balance sheets. In addition, the Company has made security deposits for various other leased facilities, which are also classified as restricted cash.

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

Activity in the allowance for doubtful accounts was as follows (in thousands):

	December 31,
	2012	2013	2014
Balance, beginning	$109	$180	$269
Provision for bad debt	100	116	102
Uncollectible accounts written off	29	27	70

Balance, ending	$180	$269	$301

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

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of December 31, 2014, the fair value of the Company as a whole significantly exceeds the carrying amount of the Company. Through December 31, 2014, no impairments have occurred.

Long-Lived Assets and Intangible Assets — The Company records intangible assets at their respective estimated fair values at the date of acquisition. Intangible assets are being amortized based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives, which range from four months to eight years.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through December 31, 2014, the Company recorded no material impairments.

Revenue Recognition — The Company derives revenue primarily from subscription fees related to its LogMeIn premium services and to a lesser extent, the delivery of professional services, primarily related to its Xively business.

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

As of December 31, 2013 no customers accounted for more than 10% of accounts receivable and there were no customers that represented 10% or more of revenue for the years ended December 31, 2012, 2013, or 2014. As of December 31, 2014, one customer accounted for 15% of accounts receivable.

Legal Costs — Legal expenditures are expensed as incurred.

Research and Development — Research and development expenditures are expensed as incurred.

Software Development Costs — The Company has determined that technological feasibility of its software products that are sold as a perpetual license is reached shortly before their introduction to the marketplace.

The Company capitalizes certain direct costs to develop functionality as well as certain upgrades and enhancements of its on-demand products that are probable to result in additional functionality. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized as part of intangible assets until the software is substantially complete and ready for its intended use. Internally developed software costs that are capitalized are classified as intangible assets and amortized over a three year period.

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country, unless otherwise determined that the United States dollar would serve as a more appropriate functional currency given the economic operations of the entity. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency losses of approximately $641,000, and $89,000 for the years ended December 31, 2012 and 2013, and Foreign currency gains of approximately $105,000 for the year ended December 31 2014 included in other (expense) income in the consolidated statements of operations.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2014, the Company has provided a liability for approximately $652,000 for uncertain tax positions. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

Advertising Costs — The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2012, 2013, and 2014 was approximately $23.8 million, $27.8 million, and $36.8 million respectively, which consisted primarily of online paid searches, banner advertising, and other online marketing and is included in sales and marketing expense in the accompanying consolidated statements of operations.

Comprehensive Income (Loss) — Comprehensive income (loss) is the change in stockholders’ equity during a period relating to transactions and other events and circumstances from non-owner sources and currently consists of net income, foreign currency translation adjustments, and unrealized gains and losses, net of tax on available-for-sale securities. Accumulated comprehensive loss was approximately $1.2 million at December 31, 2013 and consisted of $1.2 million related to foreign currency translation adjustments offset by $25,000 of unrealized losses, net of tax on available-for sale securities. Accumulated comprehensive income was approximately $3.1 million at December 31, 2014 and consisted of $3.0 million related to foreign currency translation adjustments in addition to $82,000 in unrealized losses, net of tax on available-for sale securities.

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

The Company’s revenue (based on customer address) and long-lived assets by geography are as follows (in thousands):

	Years Ended December 31,
	2012	2013	2014
Revenues:
United States	$90,233	$109,444	$148,532
United Kingdom	12,846	15,058	19,452
International — all other	35,758	41,756	53,972

Total revenue	$138,837	$166,258	$221,956

Long-lived assets:
United States	$4,129	$10,207	$9,731
Hungary	1,599	1,224	2,018
Ireland	234	1,057	1,139
International — all other	614	710	588

Total long-lived assets	$6,576	$13,198	$13,476

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

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net income (loss) per share either because they had an anti-dilutive impact or because the Company had a net loss in the period (in thousands):

	Years Ended December 31,
	2012	2013	2014
Options to purchase common shares	1,679	2,389	57
Restricted stock units	147	1,192	18

Total options and restricted stock units	1,826	3,581	75

Basic and diluted net income per share was calculated as follows (in thousands, except share and per share data):

Year Ended December 31, 2012
Basic:
Net income	$3,566

Weighted average common shares outstanding, basic	24,711,242

Net income, basic	$0.14

Diluted:
Net income	$3,566

Weighted average common shares outstanding	24,711,242
Add: Options to purchase common shares and restricted stock units	645,063

Weighted average common shares outstanding, diluted	25,356,305

Net income, diluted	$0.14

Year Ended December 31, 2013
Basic and Diluted Net Loss per Share:
Net loss	$(7,682)

Weighted average common shares outstanding	24,350,913

Basic and diluted net loss per share	$(0.32)

Year Ended December 31, 2014
Basic:
Net income	$7,955

Weighted average common shares outstanding, basic	24,385,297

Net income, basic	$0.33

Diluted:
Net income	$7,955

Weighted average common shares outstanding	24,385,297
Add: Options to purchase common shares and restricted stock units	1,000,902

Weighted average common shares outstanding, diluted	25,386,199

Net income, diluted	$0.31

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

The Company has entered into agreements with certain customers that contractually obligate the Company to indemnify the customer from certain claims, including claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. Through December 31, 2014, the Company has not experienced any losses related to these indemnification obligations.

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

Recently Issued Accounting Pronouncements — On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for the Company on January 1, 2017. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its consolidated financial statements.

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

On August 27, 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The standard requires that the Company evaluates, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about its ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. The Company does not expect to early adopt ASU 2014-15, which will be effective for its fiscal year ending December 31, 2016. The Company does not believe the standard will have a material impact on its financial statements.

On January 9, 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). The standard eliminates the requirement of Extra-

ordinary Items to be separately classified on the income statement. ASU 2015-01 is effective for annual periods ending after December 15, 2015, and for annual and interim periods thereafter, and early adoption is permitted. The Company does not expect to early adopt ASU 2015-01, which will be effective for its fiscal year ending December 31, 2016. The Company does not believe the standard will have a material impact on its consolidated financial statements.

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

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

	Fair Value Measurements at December 31, 2013 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents — money market funds	$28,210	$—	$—	$28,210
Cash equivalents — bank deposits	—	5,001	—	5,001
Short-term marketable securities — U.S. government agency securities	75,288	25,011	—	100,299

Total	$103,498	$30,012	$—	$133,510

	Fair Value Measurements at December 31, 2014 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents — money market funds	$13,139	$—	$—	$13,139
Cash equivalents — bank deposits	—	5,003	—	5,003
Short-term marketable securities — U.S. government agency securities	59,903	19,950	—	79,853
Corporate bond securities	—	20,356	—	20,356
Contingent consideration liability	—	—	249	249

Total	$73,042	$45,309	$249	$118,600

Bank deposits, corporate bonds and certain U.S. government agency securities are classified within the second level of the fair value hierarchy as the fair value of those assets are determined based upon quoted prices for similar assets.

The Level 3 liability consists of contingent consideration related to the August 27, 2014 acquisition of Meldium and the September 5, 2014 acquisition of a San Francisco-based collaboration software provider. The fair value of the contingent consideration was estimated by applying a probability based model, which utilizes sig-

nificant inputs that are unobservable in the market. Key assumptions include a 12% discount rate and an assumption that the earn-out will be achieved. The current portion of contingent consideration is included in Accrued liabilities and the non-current portion is included in Other long-term liabilities. A reconciliation of the beginning and ending Level 3 liability is as follows (in thousands):

	Years Ended December 31,
	2013	2014
Balance beginning of period	$161	$—
Additions to Level 3	—	239
Payments	(178)	—
Change in fair value of contingent consideration liability	17	10

Balance end of period	$—	$249

4.	Acquisitions

On March 7, 2014, the Company acquired all of the outstanding capital stock of Ionia Corporation, or Ionia, a Boston, Massachusetts based systems integrator, for a cash purchase price of $7.5 million plus contingent retention-based bonuses totaling up to $4.0 million, which are expected to be paid over a two-year period from the date of acquisition. The operating results, which are comprised of approximately $2.1 million of revenue, as well as $5.4 million of expenses for the year ended December 31, 2014, are included in the condensed consolidated financial statements beginning on the acquisition date.

The acquisition has been accounted for as a business combination. The assets acquired and the liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company retained an independent third party valuation firm to assist in the determination of the fair value of the intangible assets with estimates and assumptions provided by Company management. The excess of the purchase price over the tangible net assets and identifiable intangible assets was recorded as goodwill.

The purchase price was allocated as follows (in thousands):

Amount
Cash	$67
Current assets	296
Other assets	26
Deferred revenue	(70)
Other liabilities	(864)
Customer backlog	120
Trade name and trademark	10
Customer relationships	1,340
Documented know-how	280
Goodwill	6,295

Total purchase price	$7,500

The pro forma results of operations for the years ended December 31, 2013 and 2014, assuming the Company had acquired Ionia on January 1, 2013, do not differ materially from those reported in the Company’s consolidated statement of operations for those years.

The stock purchase agreement included a contingent, retention-based bonus program provision requiring the Company to make additional payments to employees, including former Ionia stockholders now employed by the Company, on the first and second anniversaries of the acquisition, contingent upon their continued employment and achievement of certain bookings goals. The range of the contingent, retention-based bonus payments that the

Company could pay is between $0 to $4.0 million. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met. The Company expects to pay $2.0 million in March 2015 and the remainder in March 2016.

The goodwill recorded in connection with this transaction is primarily related to the expected synergies to be achieved related to the Company’s ability to leverage its Xively platform, customer base, sales force and Internet of Things business plan with Ionia’s technical expertise and customer base. All goodwill and intangible assets acquired are not deductible for income tax purposes.

The Company recorded a long-term deferred tax liability of approximately $700,000 related to the amortization of intangible assets which cannot be deducted for tax purposes and is included in the accompanying table above as Other liabilities.

On August 27, 2014, the Company acquired BBA, Inc., d/b/a Meldium, a San Francisco, California-based provider of single sign-on password management software, through a merger transaction for a cash purchase price of $10.6 million plus contingent bonuses totaling up to $4.6 million, which are expected to be paid over a two-year period from the date of acquisition. Meldium’s operating results, which are comprised of approximately $1.8 million of expenses during the year ended December 31, 2014, are included in the condensed consolidated financial statements beginning on the acquisition date.

The acquisition has been accounted for as a business combination. The assets acquired and the liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company retained an independent third party valuation firm to assist in the determination of the fair value of the intangible assets with estimates and assumptions provided by Company management. The excess of the purchase price over the tangible net assets and identifiable intangible assets was recorded as goodwill.

The following table summarizes the fair value (in thousands) of the assets acquired and liabilities assumed at the date of acquisition:

Amount
Cash	$120
Current assets	90
Other assets	436
Deferred revenue	(5)
Other liabilities	(935)
Completed technology	1,580
Trade name and trademark	30
Customer relationships	100
Goodwill	9,437

Total purchase price	10,853

Liability for contingent consideration	(216)

Cash paid	$10,637

The Company’s pro forma results of operations for the year ended December 31, 2013 and 2014, assuming the Company had acquired Meldium on January 1, 2013, do not differ materially from those reported in the Company’s consolidated statement of operations for those years.

The merger agreement included a contingent, retention-based bonus program requiring the Company to make additional payments to employees, including former Meldium stockholders now employed by the Com-

pany, in the first quarter of 2015 and on the first and second anniversaries of the date of acquisition, contingent upon their continued employment and achievement of certain product integration goals. The range of the contingent, retention-based bonus payments that the Company could pay is between $0 to $4.3 million. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met. The contingent bonus program also includes payments to non-employee stockholders for an amount between $0 and $226,000, which the Company has concluded is contingent consideration and is part of the purchase price. This contingent liability was recorded at its fair value of $216,000 at the acquisition date. The Company continues to re-measure the fair value of the contingent consideration at each subsequent reporting period and recognizes any adjustments to fair value as part of earnings. The Company paid approximately $1.0 million of contingent payments in February 2015.

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

The Company recorded both a current and a long-term deferred tax asset of approximately $88,000 and $433,000, respectively, primarily related to net operating losses that were acquired as a part of the acquisition and are shown in the accompanying table above as Current assets and Other assets respectively. The Company also recorded a long-term deferred tax liability of approximately $694,000 related to the amortization of intangible assets which cannot be deducted for tax purposes and are included in the accompanying table above as Other liabilities.

On September 5, 2014, the Company acquired all of the outstanding capital stock of a San Francisco, California-based collaboration software provider, for a cash purchase price of $4.5 million plus contingent bonuses totaling up to $1.5 million, which are expected to be paid two years from the date of acquisition. The acquired company’s operating results, which are comprised of approximately $490,000 of expenses during the year ended December 31, 2014 are included in the consolidated financial statements beginning on the acquisition date.

This acquisition has been accounted for as a business combination. The assets acquired and the liabilities assumed were recorded at their estimated fair values as of the acquisition date. The Company retained an independent third party valuation firm to assist in the determination of the fair value of the intangible assets with estimates and assumptions provided by Company management. The excess of the purchase price over the tangible net assets and identifiable intangible assets was recorded as goodwill.

The following table summarizes the fair value (in thousands) of the assets acquired and liabilities assumed at the date of acquisition:

Amount
Cash	$2
Current assets	13
Other assets	404
Other liabilities	(439)
Completed technology	960
Trade name and trademark	100
Goodwill	3,484

Total purchase price	4,524
Liability for contingent consideration	(24)

Cash paid	$4,500

The Company’s pro forma results of operations for the year ended December 31, 2013 and 2014, assuming the Company had acquired the San Francisco, California-based collaboration software company on January 1, 2013, do not differ materially from those reported in the Company’s consolidated statement of operations for those years.

The stock purchase agreement included a contingent, retention-based bonus program provision requiring the Company to make additional payments to employees, including former stockholders now employed by the Company, on the second anniversary of the acquisition, contingent upon their continued employment and achievement of certain product integration goals. The range of the contingent, retention-based bonus payments that the Company could pay is between $0 to $1.5 million. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met. The contingent bonus program also includes payments to non-employee stockholders for an amount between $0 and $30,000, which the Company has concluded is contingent consideration and is part of the purchase price. This contingent liability was recorded at its fair value of $24,000 at the acquisition date. The Company continues to re-measure the fair value of the contingent consideration at each subsequent reporting period and recognizes any adjustments to fair value as part of earnings.

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

The Company recorded a long-term deferred tax asset of approximately $402,000 related to net operating losses that were acquired as a part of the acquisition, which is included in the accompanying table above as Other assets. The Company also recorded a long-term deferred tax liability of approximately $430,000 related to the amortization of intangible assets which cannot be deducted for tax purposes and is included in the accompanying table above as Other liabilities.

For the year ended December 31, 2014, the Company incurred approximately $356,000 of acquisition-related costs for the three acquisitions that closed in 2014 and these costs are included in general and administrative expense.

5.	Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill for the years ended December 31, 2013 and 2014 are due to the addition of goodwill resulting from the acquisitions of Ionia, Meldium and the San Francisco-based collaboration software provider (See Note 4 to the Consolidated Financial Statements).

Changes in goodwill for the years ended December 31, 2013 and 2014 are as follows (in thousands):

Balance, December 31, 2012	$18,883
Foreign currency translation adjustments	(171)

Balance, December 31, 2013	$18,712
Goodwill related to the acquisition of Ionia	6,295
Goodwill related to the acquisition of Meldium	9,437
Goodwill related to the acquisition of the San Francisco-based collaboration software provider	3,484

Balance, December 31, 2014	$37,928

Intangible assets consist of the following (in thousands):

		December 31, 2013			December 31, 2014
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets:
Trade names and trademarks	1-5 years	$666	$666	$—	$806	$682	$124
Customer relationships	5-8 years	3,789	1,901	1,888	5,229	2,546	2,683
Customer backlog	4 months	—	—	—	120	120	—
Domain names	5 years	894	341	553	907	507	400
Software	4 years	299	299	—	299	299	—
Completed technology	3-8 years	13,963	1,835	12,128	16,903	3,981	12,922
Technology and know-how	3 years	3,176	2,597	579	3,176	3,176	—
Documented know-how	4 years	—	—	—	280	57	223
Non-Compete agreements	5 years	162	34	128	162	71	91
Internally developed software	3 years	2,485	875	1,610	4,591	2,051	2,540

		$25,434	$8,548	$16,886	$32,473	$13,490	$18,983

As a result of the acquisition of Ionia, the Company capitalized $120,000 of customer backlog, $280,000 of documented know-how, $10,000 of trade name and trademark, and $1.3 million of customer relationships as intangible assets. As a result of the acquisition of Meldium, the Company capitalized $1.6 million of completed technology, $30,000 of trade name and trademark, and $100,000 of customer relationships. As a result of the acquisition of the San Francisco-based collaboration software provider, the Company capitalized $960,000 of completed technology and $100,000 of trade name and trademark. Changes in the gross carrying amount of domain names are due to foreign currency translation adjustments. The Company is amortizing the intangible assets based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. The intangible assets have estimated useful lives which range from four months to eight years.

On November 6, 2013, the Company purchased a software asset for $11.5 million which is classified as technology. During 2014, the Company incurred an additional $500,000 to develop this technology. The technology will be incorporated into certain of the Company’s products, and is being amortized straight-line over its estimated useful life of 5 years.

The Company capitalized costs related to internally developed computer software to be sold as a service incurred during the application development stage of $1.2 million and $2.1 million during 2013 and 2014, respectively, and is amortizing these costs over the expected lives of the related services. The Company paid $358,000 and $22,000 during 2013 and 2014, respectively, to acquire domain names.

The Company is amortizing the intangible assets over the estimated useful lives noted above. Amortization expense for intangible assets was $2.1 million, $2.5 million and $4.9 million for the years ended December 31, 2012, 2013 and 2014, respectively. Amortization relating to software, technology and know-how, documented know-how, and internally developed software is recorded within cost of revenues and the amortization of tradename and trademark, customer base, customer backlog, domain names, and non-compete agreements is recorded within operating expenses. Future estimated amortization expense for intangible assets is as follows at December 31, 2014 (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2015	$5,037
2016	4,609
2017	4,270
2018	3,435
2019	1,096
Thereafter	536

Total	$18,983

6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2014
Computer equipment and software	$22,276	$24,968
Office equipment	3,235	3,624
Furniture & fixtures	3,083	4,075
Construction in progress	456	684
Leasehold improvements	2,967	3,752

Total property and equipment	32,017	37,103
Less accumulated depreciation and amortization	(18,819)	(23,627)

Property and equipment, net	$13,198	$13,476

Depreciation expense for property and equipment was $4.0 million, $5.2 million and $6.2 million for the years ended December 31, 2012, 2013 and 2014.

7.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2013	December 31, 2014
Marketing programs	$4,631	$7,626
Payroll and payroll related	9,719	14,873
Professional fees	1,064	1,961
Other accrued liabilities	4,696	5,022

Total accrued liabilities	$20,110	$29,482

8.	Income Taxes

The domestic and foreign components of income before provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2012	2013	2014
Domestic	$7,789	$10,389	$(4,462)
Foreign	(1,532)	(11,857)	13,856

Total income (loss) before provision for income taxes	$6,257	$(1,468)	$9,394

The provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2012	2013	2014
Current
Federal	$8,324	$5,480	$2,804
State	1,181	1,346	1,184
Foreign	126	952	1,052

Total	9,631	7,778	5,040

Deferred
Federal	(4,926)	(1,379)	(3,069)
State	44	(177)	(748)
Foreign	(2,058)	(8)	216

Total	(6,940)	(1,564)	(3,601)

Total provision for income taxes	$2,691	$6,214	$1,439

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	For the Years Ended December 31,
	2012	2013	2014
Statutory tax rate	35.0%	35.0%	35.0%
Change in valuation allowance	(10.8)	—	—
Impact of permanent differences	15.6	(82.3)	16.2
Foreign tax rate differential	(11.5)	(346.9)	(39.1)
Research and development credits	—	23.1	(2.6)
State taxes, net of federal benefit	13.8	(51.9)	2.9
Impact of uncertain tax positions	0.8	(3.6)	3.8
Other	0.1	3.4	(0.8)

Effective tax rate	43.0%	(423.2)%	15.4%

For the year ended December 31, 2012, the Company recorded a tax provision for income taxes of $2.7 million on profit before income taxes of $6.3 million. The Company recorded a provision as a result of taxable income generated in the United States. The Company’s effective tax rate for the year ended December 31, 2012 was impacted by permanent differences related to certain non-deductible stock based compensation and the release of a valuation allowance related to our Xively subsidiary.

For the year ended December 31, 2013, the Company recorded a tax provision for income taxes of $6.2 million on a loss before income taxes of $1.5 million. The Company recorded a provision as a result of the taxable income generated in the United States, while certain foreign jurisdictions incurred losses before income taxes without related tax benefits. The Company’s effective tax rate for the year ended December 31, 2013 was impacted by these foreign losses and by permanent differences related to certain non-deductible and stock based compensation.

For the year ended December 31, 2014, the Company recorded a tax provision for income taxes of $1.4 million on profit before income taxes of $9.4 million. The Company recorded a provision as a result of taxable income generated in the United States as well as in certain foreign jurisdictions. The Company’s effective tax rate for the year ended December 31, 2014 is lower than the U.S. federal statutory rate of 35% due to profits earned in certain foreign jurisdictions, primarily by our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate.

The Company has deferred tax assets related to temporary differences and operating loss carryforwards as follows (in thousands):

	December 31,
	2013	2014
Deferred tax assets:
Net operating loss carryforwards	$2,375	$2,783
Deferred revenue	627	775
Amortization	1,211	1,806
Research and development credit carryforwards	404	12
Bad debt reserves	56	79
Stock compensation associated with non-qualified awards	10,423	11,584
Accrued Bonus	1,530	3,579
Depreciation	326	171
Other	839	1,016

Total deferred tax assets	17,791	21,805
Deferred tax asset valuation allowance	(2,836)	(2,203)

Net deferred tax assets	14,955	19,602

Deferred tax liabilities:
Depreciation	(1,212)	(1,234)
Goodwill amortization	(1,236)	(3,640)
Other	(14)	(45)

Total deferred tax liabilities	(2,462)	(4,919)

Total	$12,493	$14,683

At December 31, 2013 and 2014, deferred tax liabilities of approximately $15,000 and $1,000 respectively, are included in accrued liabilities, and approximately $15,000 and $3,000 respectively, are included in long term liabilities.

Deferred tax assets, related valuation allowances, current tax liabilities, and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate deferred tax assets, current tax liabilities, and deferred tax liabilities, and we assess temporary differences resulting from differing treatment of items for tax and accounting purposes. During 2012, the Company reassessed the need for a valuation allowance against its deferred tax assets relating to its Xively subsidiary and concluded that it was more likely than not that it would be able to realize its deferred tax assets as a result of forecasted future earnings. Accordingly, the Company reversed the valuation allowance related to its Xively deferred tax assets of approximately $677,000. As of December 31, 2014, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary. This entity has historical losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable. The valuation allowance decreased by approximately $633,000 primarily as a result of the expiration of research and development tax credits.

As of December 31, 2014, the Company had federal, state, and foreign net operating loss carryforwards of approximately $1,559,000, $1,551,000 and $21,480,000, respectively. The Company’s federal and state net operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code. As of December 31, 2014, all federal and state net operating loss carryforwards are expected to be utilized before expiration. The Company’s foreign net operating loss carryforwards are not subject to expiration. The Company recognized a full valuation allowance against its Hungarian net operating loss carryfowards.

As of December 31, 2014, the Company had federal, state and foreign research and development credit carryforwards of approximately $0, $12,000 and $0, respectively, which are available to offset future state taxes.

The Company generally considers all earnings generated outside of the U.S. to be indefinitely reinvested offshore. Therefore, the Company does not accrue U.S. tax for the repatriation of the foreign earnings it considers to be indefinitely reinvested outside the U.S. As of December 31, 2014, the Company has not provided for federal income tax on approximately $14,000,000 of accumulated undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The statute of limitations in the Company’s various tax jurisdictions remain open for various periods between 2004 and the present.

As of December 31, 2013 and 2014, the Company has provided a liability of $304,000 and $652,000 respectively for uncertain tax positions. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

The Company has provided liabilities for uncertain tax provisions as follows (in thousands):

	Years Ended December 31,
	2013	2014
Beginning balance	$251	$304
Gross decreases — tax positions in prior period	—	(56)
Gross increases — tax positions in current period	53	404

Ending balance	$304	$652

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company recognized approximately $4,000 and $15,000 of interest expense during the years ended December 31, 2013 and 2014, respectively.

9.	Common Stock and Equity

Authorized Shares — On June 9, 2009, the Company’s Board of Directors approved a Restated Certificate of Incorporation to be effective upon the closing of the Company’s IPO. This Restated Certificate of Incorporation, among other things, increased the Company’s authorized common shares to 75,000,000 and authorized 5,000,000 shares of undesignated preferred stock.

Common Stock Reserved — As of December 31, 2013 and 2014, the Company has reserved the following number of shares of common stock for the exercise of stock options and restricted stock units (in thousands):

	Number of Shares as of
	December 31, 2013	December 31, 2014
Common stock options and restricted stock units	5,231	4,906

Total reserved	5,231	4,906

In February 2013, the Company’s board of directors approved a $25 million share repurchase program. On August 13, 2013, the board of directors approved a new $50 million share repurchase program, which replaced the previous $25 million share repurchase program. On October 20, 2014, the Board of Directors approved a new

$75 million share repurchase program. This new share repurchase program is in addition to the Company’s existing $50 million share repurchase program. Share repurchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. The timing and amount of any share repurchases are determined by the Company’s management based on its evaluation of market conditions, the trading price of the stock, regulatory requirements and other factors. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

During the year ended December 31, 2013 and 2014, the Company repurchased 1,268,643 and 843,574 shares of its common stock at an average price of $24.06 and $43.27 per share for a total cost of approximately $30.5 million and $36.5 million, respectively. At December 31, 2014, approximately $74.4 million remained available under the Company’s current share repurchase program.

10.	Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Restricted stock units with service-based vesting conditions generally vest over a three-year period while restricted stock units with market-based vesting conditions generally vest over two or three-year periods. Certain stock-based awards provide for accelerated vesting if there is a change in control. On May 22, 2014, the Company’s stockholders approved an amendment to the 2009 Plan that increased the shares available to grant under the plan by 1,200,000 shares. As of December 31, 2014, there were 2,220,348 shares available for grant under the 2009 Plan.

The Company generally issues previously unissued shares of common stock for the exercise of stock options and restricted stock units. The Company received $2.7 million, $3.8 million and $17.6 million in cash from stock option exercises during the years ended December 31, 2012, 2013 and 2014, respectively.

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

The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Years Ended December 31,
	2012	2013	2014
Expected dividend yield	0.00%	0.00%	0.00%
Risk-free interest rate	0.64% - 0.87%	0.87 - 1.36%	1.48%
Expected term (in years)	5.56 - 6.25	6.25	6.25
Volatility	55% - 60%	55%	55%

The following table summarizes stock option activity (shares and intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2014	2,389	$26.85	6.4

Granted	35	41.03
Exercised	(859)	20.48		$20,566

Forfeited	(158)	36.40

Outstanding, December 31, 2014	1,407	$30.02	6.2	$27,186

Exercisable at December 31, 2014	957	$28.24	5.7	$20,190

Vested or expected to vest at December 31, 2014	1,389	$30.05	6.2	$26,805

The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2014 of $49.34 per share or at time of exercise, and the exercise price of the options.

The weighted average grant date fair value of stock options issued was $18.57, $11.60 and $21.78 per share for the years ended December 31, 2012, 2013 and 2014, respectively.

During the year ended December 31, 2014, the Company granted 633,696 restricted stock units, containing time-based vesting conditions. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date closing price of the underlying shares. The Company recognizes the expense on a straight-line basis over the requisite service period of the restricted stock unit, which is generally three years.

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

Compensation cost is recognized on a straight-line basis over the requisite service period. At December 31, 2014, all of the TSR Units granted in August 2013 and May 2014 remain outstanding.

The following table summarizes all restricted stock unit activity, including performance-based restricted stock units (shares in thousands):

	Number of shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2014	1,192	$28.47
Restricted stock units granted	705	44.63
Restricted stock units vested	(430)	27.63
Restricted stock units forfeited	(188)	30.10

Unvested as of December 31, 2014	1,279	$37.42

The Company recognized stock-based compensation expense within the accompanying consolidated statements of operations as summarized in the following table (in thousands):

	Years Ended December 31,
	2012	2013	2014
Cost of revenue	$484	$706	$1,107
Research and development	2,826	3,761	3,653
Sales and marketing	4,962	7,242	9,033
General and administrative	6,520	8,005	10,976

	$14,792	$19,714	$24,769

As of December 31, 2014, there was approximately $37.3 million of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock awards which are expected to be recognized over a weighted average period of 1.9 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

11.	Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in the United States, Hungary, Australia, the United Kingdom, Ireland and India that expire through 2028.

In December 2014, the Company entered into a lease for new office space in Boston, Massachusetts. The landlord is obligated to rehabilitate the existing building and the Company expects that the lease term will begin in November 2015 and extend through April 2028. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $47.0 million. Pursuant to the terms of the lease, the landlord is responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements will be billed by the landlord to the Company as additional rent. The Company estimates these excess costs to be approximately $7.0 million. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable, unsecured standby letter of credit. The lease includes an option to extend the original term of the lease for two successive five year periods.

In December 2014, the Company entered into a lease for new office space in San Francisco, California. The term of the new office space begins in February 2015 and extends through December 2019. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $2.4 million. The lease required a security deposit of approximately $41,000. The security deposit is classified as a long-term deposit.

In October 2014, the Company entered into a lease for new office space in Dublin, Ireland. The term of the new office space began in October 2014 and extends through September 2024. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $5.8 million (EUR 4.8 million).

In April 2014, the Company amended its current lease for its Budapest, Hungary office space to provide for an expansion of leased space and to extend the term of the lease. The term of the amended lease began in July

2014 and will extend through June 2019. The aggregate amount of minimum lease payments to be made over the term of the lease increased to approximately $6.9 million (EUR 5.7 million). The amended lease agreement required a bank guarantee of approximately $430,000 (EUR 354,000). The bank guarantee is classified as restricted cash.

Rent expense under all leases was approximately $3.2 million, $6.0 million and $7.1 million for the years ended December 31, 2012, 2013 and 2014, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $3.2 million, $4.7 million and $5.1 million for the years ended December 31, 2012, 2013 and 2014, respectively.

Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows at December 31, 2014 (in thousands):

Years Ending December 31
2015	$10,347
2016	9,501
2017	10,090
2018	10,453
2019	9,837
Thereafter	53,252

Total minimum lease payments	$103,480

Litigation — On September 8, 2010, 01 Communique Laboratory, Inc., or 01, filed a complaint that named the Company as a defendant in a lawsuit in the U.S. District Court for the Eastern District of Virginia (Civil Action No. 1:10cv1007) alleging that the Company infringed U.S. Patent No. 6,928,479, or the ‘479 Patent, which is owned by 01 and has claims directed to a particular application or system for providing a private communication portal from one computer to a second computer. The complaint sought damages in an unspecified amount and injunctive relief. The trial commenced on March 18, 2013 and on March 26, 2013, a jury in the Eastern District of Virginia found that the Company’s products do not infringe the ‘479 Patent as previously asserted by 01. 01 appealed the jury’s non-infringement verdict and on June 9, 2014, the jury’s non-infringement verdict was affirmed by the U.S. Court of Appeals for the Federal Circuit. On November 21, 2014, the U.S. District Court for the Eastern District of Virginia issued its final order, awarding costs to the Company, which 01 paid on December 3, 2014, formally concluding this matter.

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

On August 26, 2014, Sensory Technologies, LLC, or Sensory, filed a complaint against the Company in the U.S. District Court for the Southern District of Indiana (Case No. 1:14-cv-1406). The complaint alleges, among other things, that the Company has infringed upon Sensory’s JOIN ® trademark, which is registered to Sensory under U.S. Trademark Registration No. 3622883. The complaint seeks damages in an unspecified amount and injunctive relief. The Company believes it has meritorious defenses to the claims and intends to defend the lawsuit vigorously. Given the inherent unpredictability of litigation and the fact that this litigation is still in its early stages, the Company is unable to predict the outcome of this litigation or reasonably estimate a possible loss or range of loss associated with this litigation at this time.

On August 28, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Eastern District of California (Case No. 1:14-cv-01355) by an individual on behalf of himself and on behalf of all other similarly situated individuals, or collectively, the Plaintiffs. After the Company filed a motion to dismiss the complaint on January 30, 2015, the Plaintiffs filed an amended complaint on February 17, 2015. The amended complaint includes claims made under California’s False Advertising Act and Unfair Competition Law and relates to the Company’s sale of its Ignition for iOS application, or the App, and the Plaintiffs’ continued use of the App. The Plaintiffs’ complaint seeks restitution, damages in an unspecified amount, attorney’s fees and costs, and unspecified equitable and injunctive relief. The Company believes it has meritorious defenses to the claims and intends to defend the lawsuit vigorously. Given the inherent unpredictability of litigation and the fact that this litigation is still in its early stages, the Company is unable to predict the outcome of this litigation or reasonably estimate a possible loss or range of loss associated with this litigation at this time.

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

On January 1, 2007, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan is available to all employees upon employment and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company may contribute to the plan at the discretion of the Board of Directors. The Company has not made any contributions to the plan through December 31, 2014.

13.	Subsequent Event

On February 18, 2015, the Company entered into a multi-currency credit agreement with a syndicated bank group for which JPMorgan Chase Bank, N.A. acts as administrative agent. The credit agreement provides for a secured revolving credit facility of up to $100 million, and may be increased by an additional $50 million subject to further commitment from the lenders. The credit facility matures on February 18, 2020 and includes certain financial covenants with which the Company must comply. The Company and its subsidiaries expect to use the credit facility for general corporate purposes, including the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital.

14.	Quarterly Information (Unaudited)

	For the Three Months Ended,
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
	(in thousands, except for per share data)
Statement of Operations Data:
Revenue	$37,437	$40,670	$42,970	$45,181	$49,020	$54,975	$58,062	$59,899
Gross profit	33,028	35,894	38,285	40,235	42,900	47,578	50,728	52,018
(Loss) income from operations	(6,630)	(123)	2,191	2,636	1,598	782	2,771	3,536
Net (loss) income	(5,807)	(1,360)	(56)	(459)	1,004	1,330	2,308	3,313
Net (loss) income per share-basic	(0.24)	(0.06)	0.00	(0.02)	0.04	0.05	0.09	0.14
Net (loss) income per share-diluted	(0.24)	(0.06)	0.00	(0.02)	0.04	0.05	0.09	0.14

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2014, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2014 based on the specified criteria.

The Company’s Independent Registered Public Accounting Firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2014.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

LogMeIn, Inc.

Boston, Massachusetts

We have audited the internal control over financial reporting of LogMeIn, Inc. and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014 of the Company and our report dated February 20, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 20, 2015

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2015 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2014.

We have adopted a code of ethics, called the Code of Business Conduct and Ethics, which applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the Code of Business Conduct and Ethics on our website at https://secure.logmein.com/ under the “Investors” section. We intend to make all required disclosures concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information in our proxy statement for the 2015 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2014.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the information in our proxy statement for the 2015 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2014.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2015 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2014.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference from the information in our proxy statement for the 2015 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2014.

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

(a) (3) Exhibits

See Exhibit Index on page 82 of this Annual Report on Form 10-K, which is incorporated into this item by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGMEIN, INC.

By:	/s/ Michael K. Simon
Michael K. Simon
Chief Executive Officer
(Principal Executive Officer)

Date: February 20, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ MICHAEL K. SIMON Michael K. Simon	Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2015

/s/ EDWARD K. HERDIECH Edward K. Herdiech	Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2015

/s/ STEVEN J. BENSON Steven J. Benson	Director	February 20, 2015

/s/ STEVEN G. CHAMBERS Steven G. Chambers	Director	February 20, 2015

/s/ MICHAEL J. CHRISTENSON Michael J. Christenson	Director	February 20, 2015

/s/ EDWIN J. GILLIS Edwin J. Gillis	Director	February 20, 2015

/s/ GREGORY W. HUGHES Gregory W. Hughes	Director	February 20, 2015

/s/ MARILYN MATZ Marilyn Matz	Director	February 20, 2015

/s/ IRFAN SALIM Irfan Salim	Director	February 20, 2015

EXHIBIT INDEX

Exhibit Number	Description

3.1(1)	Restated Certificate of Incorporation of the Registrant

3.2(2)	Second Amended and Restated Bylaws of the Registrant

4.1(1)	Specimen Certificate evidencing shares of common stock

10.1(1)	2004 Equity Incentive Plan, as amended

10.2(1)	Form of Incentive Stock Option Agreement under the 2004 Equity Incentive Plan

10.3(1)	Form of Nonstatutory Stock Option Agreement under the 2004 Equity Incentive Plan

10.4(1)	2007 Stock Incentive Plan

10.5(1)	Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan

10.6(1)	Form of Nonstatutory Stock Option Agreement under the 2007 Stock Incentive Plan

10.7(1)	Form of Restricted Stock Agreement under the 2007 Stock Incentive Plan

10.8(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Steven Benson

10.9(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Edwin Gillis

10.10(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Irfan Salim

10.11(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Michael Simon

10.12(3)	Indemnification Agreement, dated as of August 10, 2010, between the Registrant and Michael Christenson

10.13(3)	Indemnification Agreement, dated as of January19, 2011, between the Registrant and Greg Hughes

10.14(9)	Indemnification Agreement, dated as of August 26, 2014, between the Registrant and Steven G. Chambers

10.15(9)	Indemnification Agreement, dated as of August 27, 2014, between the Registrant and Marilyn Matz

10.16(3)	Form of Director Indemnification Agreement

10.17(4)	Lease Agreement, dated April 11, 2012, between Lincoln Summer Street Venture, LLC and the Registrant

10.18*	Lease Agreement, dated December 19, 2014, between DWF III Synergy, LLC and the Registrant

10.19(1)	Amended and Restated Letter Agreement, dated as of April 23, 2008, between the Registrant and Michael Simon

10.20(1)	Form of Management Incentive Stock Option Agreement under the 2009 Stock Incentive Plan

10.21(1)	Form of Management Nonstatutory Stock Option Agreement under the 2009 Stock Incentive Plan

10.22(1)	Form of Director Nonstatutory Stock Option Agreement under the 2009 Stock Incentive Plan

10.23(1)	Form of Employment Offer Letter

10.24(8)	Amended and Restated 2009 Stock Incentive Plan

10.25(5)	Form of Restricted Stock Unit Agreement under the 2009 Stock Incentive Plan

10.26(6)	Form of Director Restricted Stock Unit Agreement under the 2009 Stock Incentive Plan

10.27(7)	Form of Restricted Stock Unit Agreement (Performance-based Vesting) under the 2009 Stock Incentive Plan

Exhibit Number	Description

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

23.2*	Consent of Shields & Company, Inc.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from LogMeIn, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Cash Flows, and (iv) Notes to Consolidated Financial Statements

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (Reg 333-148620)

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 15, 2013 (001-34391)

(3)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2010 (001-34391)

(4)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2012 (001-34391)

(5)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2012 (001-34391)

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated June 24, 2013 (001-34391)

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated August 20, 2013 (001-34391)

(8)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated May 23, 2014 (001-34391)

(9)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2014 (001-34391)