Form 10-Q
period 2015-03-31
LogMeIn, Inc.
filed 2015-04-29
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 24, 2015, there were 24,623,623 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

Part I. Financial Information

Item 1. Financial Statements

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2014	March 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$100,960	$132,160
Marketable securities	100,209	100,321
Accounts receivable (net of allowance for doubtful accounts of $301 and $278 as of December 31, 2014 and March 31, 2015, respectively)	18,286	12,640
Prepaid expenses and other current assets	4,545	13,322
Restricted cash, current portion	1,492	1,492
Deferred income tax assets	5,403	5,334

Total current assets	230,895	265,269
Property and equipment, net	13,476	15,556
Restricted cash, net of current portion	2,531	2,464
Intangibles, net	18,983	18,802
Goodwill	37,928	37,928
Other assets	4,756	5,197
Deferred income tax assets	9,280	9,271

Total assets	$317,849	$354,487

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,055	$10,403
Accrued liabilities	29,482	33,509
Deferred revenue, current portion	101,672	125,574

Total current liabilities	138,209	169,486
Deferred revenue, net of current portion	3,578	3,023
Other long-term liabilities	2,218	2,183

Total liabilities	144,005	174,692

Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value — 5,000,000 shares authorized, 0 shares outstanding as of December 31, 2014 and March 31, 2015	—	—
Equity:
Common stock, $0.01 par value - 75,000,000 shares authorized as of December 31, 2014 and March 31, 2015; 26,530,977 and 26,873,108 shares issued as of December 31, 2014 and March 31, 2015, respectively; 24,418,760 and 24,667,491 outstanding as of December 31, 2014 and March 31, 2015, respectively	267	271
Additional paid-in capital	237,203	249,260
Retained Earnings	6,516	6,888
Accumulated other comprehensive loss	(3,117)	(4,535)
Treasury stock, at cost - 2,112,217 and 2,205,617 shares as of December 31, 2014 and March 31, 2015, respectively	(67,025)	(72,089)

Total equity	173,844	179,795

Total liabilities and equity	$317,849	$354,487

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2014	2015

Revenue	$49,020	$61,109
Cost of revenue	6,120	7,982

Gross profit	42,900	53,127

Operating expenses
Research and development	6,712	9,123
Sales and marketing	27,710	34,386
General and administrative	6,677	6,706
Legal settlements	—	3,600
Amortization of acquired intangibles	203	276

Total operating expenses	41,302	54,091

Income (loss) from operations	1,598	(964)
Interest income, net	111	174
Other (expense) income	(28)	1,225

Income before income taxes	1,681	435
Provision for income taxes	(677)	(63)

Net income	$1,004	$372

Net income per share:
Basic	$0.04	$0.02
Diluted	$0.04	$0.01
Weighted average shares outstanding:
Basic	24,123,291	24,626,872
Diluted	24,749,511	25,557,184

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended March 31,
	2014	2015
Net income	$1,004	$372

Other comprehensive loss:
Net unrealized gains on marketable securities, (net of tax provision of $12 and $65 for the three months ended March 31, 2014 and 2015)	21	114
Net translation losses	(135)	(1,532)

Total other comprehensive loss	(114)	(1,418)

Comprehensive income (loss)	$890	$(1,046)

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2014	2015
Cash flows from operating activities
Net income	$1,004	$372
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	2,472	2,877
Amortization of premium on investments	63	67
Amortization of debt issuance costs	—	23
Provision for bad debts	34	19
Provision for deferred income taxes	265	—
Gain on sales of marketable securities	—	(5)
Stock-based compensation	5,438	4,853
(Gain) loss on disposal of equipment	(2)	12
Changes in assets and liabilities:
Accounts receivable	1,519	5,031
Prepaid expenses and other current assets	(916)	(8,691)
Other assets	90	194
Accounts payable	(1,008)	3,843
Accrued liabilities	(4,277)	3,894
Deferred revenue	19,358	27,484
Other long-term liabilities	333	5

Net cash provided by operating activities	24,373	39,978

Cash flows from investing activities
Purchases of marketable securities	(4,985)	(19,996)
Proceeds from sale or disposal of marketable securities	5,000	20,000
Purchases of property and equipment	(1,780)	(3,901)
Intangible asset additions	(506)	(1,018)
Cash paid for acquisition, net of cash acquired	(7,434)	—
Increase in restricted cash and deposits	—	(50)

Net cash used in investing activities	(9,705)	(4,965)

Cash flows from financing activities
Proceeds from issuance of common stock upon option exercises	5,773	8,850
Common stock withheld to satisfy income tax withholdings for restricted stock unit vesting	(901)	(1,642)
Payment of debt issuance costs	—	(676)
Payment of contingent consideration	—	(226)
Purchase of treasury stock	(4,909)	(5,064)

Net cash (used in) provided by financing activities	(37)	1,242

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(152)	(5,055)

Net increase in cash and cash equivalents	14,479	31,200
Cash and cash equivalents, beginning of period	89,257	100,960

Cash and cash equivalents, end of period	$103,736	$132,160

Supplemental disclosure of cash flow information
Cash paid for interest	$1	$1
Cash paid for income taxes	$119	$1,015
Non-cash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,349	$1,200
Debt issuance costs included in accounts payable and accrued liabilities	$—	$224
Fair value of contingent consideration in connection with acquisition included in other long-term liabilities	$—	$25

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of the Business

LogMeIn, Inc. (the “Company”) provides a portfolio of cloud-based service offerings which make it possible for people and businesses to simply and securely connect to their workplace, colleagues and customers. The Company’s product line includes AppGuru™, BoldChat®, Cubby™, join.me®, LogMeIn Pro®, LogMeIn® Central™, LogMeIn Rescue®, LogMeIn® Rescue+Mobile™, LogMeIn Backup®, LogMeIn for iOS, LogMeIn Hamachi®, Meldium™, Xively™ and RemotelyAnywhere®. The Company is headquartered in Boston, Massachusetts with wholly-owned subsidiaries located in Hungary, The Netherlands, Australia, the United Kingdom, Brazil, Bermuda, Japan, Ireland, and India.

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

Unaudited Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited and have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read along with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 20, 2015. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2014 and March 31, 2015, marketable securities consisted of U.S. government agency securities and corporate bonds that have remaining maturities within two years and have an aggregate amortized cost of $100.3 million. The marketable securities have an aggregate fair value of $100.2 million and $100.3 million, including $9,000 and $59,000 of unrealized gains and $138,000 and $10,000 of unrealized losses, respectively.

Revenue Recognition — The Company derives revenue primarily from subscription fees related to its LogMeIn premium services and, to a lesser extent, the delivery of professional services, primarily related to its Xively business.

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

As of December 31, 2014, one customer accounted for 15% of accounts receivable and there were no customers that represented 10% or more of revenue. For the three months ended March 31, 2014 and 2015, no customers accounted for more than 10% of revenue. As of March 31, 2015, one customer accounted for more than 10% of accounts receivable.

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of December 31, 2014, the fair value of the Company as a whole significantly exceeded the carrying amount of the Company. Through March 31, 2015, no impairments have occurred.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. The Company did not record any impairments for the quarter ended March 31, 2015.

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country, unless otherwise determined that the United States dollar would serve as a more appropriate functional currency given the economic operations of the entity. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency losses of approximately $28,000 for the three months ended March 31, 2014, and foreign currency gains of approximately $1.3 million for the three months ended March 31, 2015 included in other (expense) income in the condensed consolidated statements of operations.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2014 and March 31, 2015, the Company has provided a liability for approximately $652,000 and $738,000 for uncertain tax positions. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

Segment Data — Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation and reviewed regularly by the chief operating decision-maker, or decision making group, in making decisions regarding resource allocation and assessing performance. The Company, which uses consolidated financial information in determining how to allocate resources and assess performance, has determined that it operates in one segment.

The Company’s revenue by geography (based on customer address) is as follows (in thousands):

	Three Months Ended March 31,
	2014	2015
Revenue:
United States	$32,405	$42,629
United Kingdom	4,407	4,885
International - all other	12,208	13,595

Total revenue	$49,020	$61,109

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

The Company has entered into agreements with certain customers that contractually obligate the Company to indemnify the customer from certain claims, including claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is unlimited. Through March 31, 2015, the Company has not experienced any losses related to these indemnification obligations.

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

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net income per share because they had an anti-dilutive impact (in thousands):

	Three Months Ended March 31,
	2014	2015
Options to purchase common shares	933	39
Restricted stock units	173	—

Total options and restricted stock units	1,106	39

Basic and diluted net income per share was calculated as follows (in thousands, except share and per share data):

Three Months Ended March 31, 2014
Basic:
Net income	$1,004

Weighted average common shares outstanding, basic	24,123,291

Net income, basic	$0.04

Diluted:
Net income	$1,004

Weighted average common shares outstanding, basic	24,123,291

Add: Common stock equivalents	626,220

Weighted average common shares outstanding, diluted	24,749,511

Net income, diluted	$0.04

Three Months Ended March 31, 2015
Basic:
Net income	$372

Weighted average common shares outstanding, basic	24,626,872

Net income, basic	$0.02

Diluted:
Net income	$372

Weighted average common shares outstanding, basic	24,626,872

Add: Common stock equivalents	930,312

Weighted average common shares outstanding, diluted	25,557,184

Net income, diluted	$0.01

Recently Issued Accounting Pronouncements — On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for the Company on January 1, 2017. The FASB voted on April 1, 2015 to propose a deferral of the effective date of the new revenue standard by one year. The FASB’s proposed deferral is not a final decision. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements.

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

On February 18, 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”). The standard amends the consolidation requirements in ASC 810. ASU 2015-02 is effective for fiscal periods beginning after December 15, 2015 for public companies, and early adoption is permitted. The Company does not expect to early adopt ASU 2015-02, which will be effective for its fiscal year ending December 31, 2016. The Company does not believe the standard will have a material impact on its consolidated financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, Interest- Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The standard requires an entity to present debt issuance costs on the balance sheets as a direct deduction from the related debt liability rather than as an asset, and the amortization is reported as interest expense. ASU 2015-03 is effective for fiscal periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is permitted for entities for financial statements that have not been previously issued. The Company does not expect to early adopt ASU 2015-03, which will be effective for its fiscal year ending December 31, 2016. The Company does not believe the standard will have a material impact on its consolidated financial statements.

On April 15, 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). The standard clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. ASU 2015-05 is effective for annual periods (and interim periods therein) beginning after December 15, 2015, and interim and annual periods beginning after December 15, 2016, and early adoption is permitted. The Company does not expect to early adopt ASU 2015-05, which will be effective for its fiscal year ending December 31, 2016. The Company does not believe the standard will have a material impact on its consolidated financial statements.

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

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

	Fair Value Measurements at December 31, 2014 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents — money market funds	$13,139	$—	$—	$13,139
Cash equivalents — bank deposits	—	5,003	—	5,003
Short-term marketable securities —
U.S. government agency securities	59,903	19,950	—	79,853
Corporate bond securities	—	20,356	—	20,356
Contingent consideration liability	—	—	249	249

Total	$73,042	$45,309	$249	$118,600

	Fair Value Measurements at March 31, 2015 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents — money market funds	$17,523	$—	$—	$17,523
Cash equivalents — bank deposits	—	5,003	—	5,003
Short-term marketable securities —
U.S. government agency securities	50,022	29,987	—	80,009
Corporate bond securities	—	20,312	—	20,312
Contingent consideration liability	—	—	25	25

Total	$67,545	$55,302	$25	$122,872

Bank deposits, corporate bonds, and certain U.S. government agency securities are classified within the second level of the fair value hierarchy as the fair value of those assets are determined based upon quoted prices for similar assets.

The Level 3 liability consists of contingent consideration related to the August 27, 2014 acquisition of Meldium and the September 5, 2014 acquisition of a San Francisco-based collaboration software provider, each described in Note 4 below. The fair value of the contingent consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 12% discount rate and an assumption that the earn-out will be achieved. The current portion of contingent consideration is included in Accrued liabilities and the non-current portion is included in Other long-term liabilities. A reconciliation of the beginning and ending Level 3 liability is as follows:

Three months ended March 31,
2015
Balance beginning of period	$249
Additions to Level 3	—
Payments	(226)
Change in fair value of contingent consideration liability	2

Balance end of period	$25

4. Acquisitions

On March 7, 2014, the Company acquired all of the outstanding capital stock of Ionia Corporation, or Ionia, a Boston, Massachusetts based systems integrator, for a cash purchase price of $7.5 million plus contingent retention-based bonuses totaling up to $4.0 million, which are expected to be paid over a two-year period from the date of acquisition. The Company paid $2.0 million in March 2015 and expects to pay the remainder in March 2016. The operating results, of which there was approximately $221,000 of revenue and $471,000 of expenses during the three months ended March 31, 2014, are included in the condensed consolidated financial statements beginning on the acquisition date.

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

The pro forma results of operations for the quarter ended March 31, 2014, assuming the Company had acquired Ionia on January 1, 2014, do not differ materially from those reported in the Company’s condensed consolidated statement of income for that quarter.

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

On August 27, 2014, the Company acquired BBA, Inc., d/b/a Meldium, a San Francisco, California-based provider of single sign-on password management software, through a merger transaction for a cash purchase price of $10.6 million plus contingent bonuses totaling up to $4.6 million, which are expected to be paid over a two-year period from the date of acquisition. The Company paid approximately $1.0 million of contingent payments during the three months ended March 31, 2015.

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

The merger agreement included a contingent, retention-based bonus program requiring the Company to make additional payments to employees, including former Meldium stockholders now employed by the Company, in the first quarter of 2015 and on the first and second anniversaries of the date of acquisition, contingent upon their continued employment and achievement of certain product integration goals. The range of the contingent, retention-based bonus payments that the Company could pay is between $0 to $4.3 million. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met. The contingent bonus program also includes payments to non-employee stockholders for an amount between $0 and $226,000, which the Company has concluded is contingent consideration and is part of the purchase price. This contingent liability was recorded at its fair value of $216,000 at the acquisition date. The Company re-measured the fair value of the contingent consideration at each subsequent reporting period and recognized any adjustments to fair value as part of earnings.

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

The Company recorded both a current and a long-term deferred tax asset of approximately $88,000 and $433,000, respectively, primarily related to net operating losses that were acquired as a part of the acquisition and are shown in the accompanying table above as Current assets and Other assets, respectively. The Company also recorded a long-term deferred tax liability of approximately $694,000 related to the amortization of intangible assets which cannot be deducted for tax purposes and are included in the accompanying table above as Other liabilities.

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

5. Goodwill and Intangible Assets

There was no change in the carrying amount of goodwill for the three months ended March 31, 2015.

Intangible assets consist of the following (in thousands):

		December 31, 2014			March 31, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	1-5 years	$806	$682	$124	$806	$713	$93
Customer relationships	5-8 years	5,229	2,546	2,683	5,229	2,737	2,492
Customer backlog	4 months	120	120	—	120	120	—
Domain names	5 years	907	507	400	904	547	357
Software	4 years	299	299	—	299	299	—
Completed technology	3-8 years	16,903	3,981	12,922	16,903	4,673	12,230
Technology and know-how	3 years	3,176	3,176	—	3,176	3,176	—
Documented know-how	4 years	280	57	223	280	75	205
Non-Compete agreements	5 years	162	71	91	162	82	80
Internally developed software	3 years	4,591	2,051	2,540	5,609	2,264	3,345

		$32,473	$13,490	$18,983	$33,488	$14,686	$18,802

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

On November 6, 2013, the Company purchased a software asset for $11.5 million which is classified as technology. During 2014, the Company incurred an additional $500,000 to develop this technology. The technology will be incorporated into certain Company products, and is being amortized straight-line over its estimated useful life of 5 years.

The Company capitalized $491,000 and $1.0 million during the three months ended March 31, 2014 and 2015, respectively, of costs related to internally developed computer software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services.

The Company is amortizing its intangible assets over the estimated lives noted above. Amortization expense for intangible assets was $1.0 million and $1.2 million for the three months ended March 31, 2014 and 2015, respectively. Amortization relating to software, technology and know-how, documented know-how, and internally developed software is recorded within cost of revenues and the amortization of trade name and trademark, customer base, customer backlog, domain names, and non-compete agreements is recorded within operating expenses. Future estimated amortization expense for intangible assets is as follows at March 31, 2015 (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2015 (Nine months ending December 31)	4,003
2016	4,948
2017	4,607
2018	3,612
2019	1,096
Thereafter	536

Total	$18,802

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2014	March 31, 2015
Marketing programs	$7,626	$7,031
Payroll and payroll related	14,873	8,335
Professional fees	1,961	2,566
Legal settlements	—	8,300
Other accrued liabilities	5,022	7,277

Total accrued liabilities	$29,482	$33,509

7. Income Taxes

The Company recorded a provision for federal, state and foreign income taxes of approximately $677,000 and $63,000 for the three months ended March 31, 2014 and 2015, respectively. The decrease in the tax provision recorded for the three months ended March 31, 2015 is primarily due to a decrease in pre-tax income as compared to the three months ended March 31, 2014. Our effective income tax rates were approximately 40% and 15% for the three months ended March 31, 2014 and 2015, respectively. The effective tax rate decreased due to an increase in forecasted pre-tax income in foreign jurisdictions, primarily our Irish subsidiaries, which have lower statutory tax rates than the 35% U.S. statutory rate.

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

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns from 2007 are open to examination by federal, state, and foreign tax authorities. The Company has recorded a liability related to uncertain tax positions of approximately $652,000 and $738,000 as of December 31, 2014 and March 31, 2015, respectively. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company recognized approximately $1,000 and $2,000 of interest expense for the three months ended March 31, 2014 and March 31, 2015, respectively.

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

For the three months ended March 31, 2014 and 2015, the Company repurchased 148,500 and 93,400 shares of its common stock at an average price of $33.05 and $54.22 per share for a total cost of approximately $4.9 million and $5.1 million, respectively. At March 31, 2015, approximately $69.4 million remained available under the Company’s share repurchase program.

9. Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Restricted stock units with service-based vesting conditions generally vest over a three-year period while restricted stock units with market-based vesting conditions generally vest over two or three-year periods. Certain stock-based awards provide for accelerated vesting if there is a change in control. On May 22, 2014, the Company’s stockholders approved an amendment to the 2009 Plan that increased the shares available to grant under the plan by 1,200,000 shares. As of March 31, 2015, there were 2,108,371 shares available for grant under the 2009 Plan.

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

The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Three Months Ended March 31,
	2014	2015(1)
Expected dividend yield	0.00%	—%
Risk-free interest rate	1.48%	—%
Expected option life (years)	6.25	—
Expected volatility	55%	—%

(1)	There were no stock options granted during the three months ended March 31, 2015.

The following table summarizes stock option activity, including performance-based options (shares and intrinsic value in thousands):

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,407	$30.02	6.2	$27,186

Granted	—	—
Exercised	(261)	33.93		$5,023

Forfeited	(12)	38.75

Outstanding at March 31, 2015	1,134	$29.02	6.0	$30,576

Exercisable at December 31, 2014	957	$28.24	5.7	$20,190

Exercisable at March 31, 2015	874	$28.62	5.5	$23,919

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $49.34 per share on December 31, 2014 and $55.99 per share on March 31, 2015, or at time of exercise, and the exercise price of the options.

The weighted average grant date fair value of stock options issued was $21.78 per share for the year ended December 31, 2014. There were no stock options granted during the three months ended March 31, 2015.

During the three months ended March 31, 2015, the Company granted 242,126 restricted stock units, which contained time-based vesting conditions. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date closing price of the underlying shares. The Company recognizes the expense on a straight-line basis over the requisite service period of the restricted stock unit, which is generally three years.

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

Compensation cost is recognized on a straight-line basis over the requisite service period. In the three months ended March 31, 2015, 20,000 shares from the August 2013 grant and 25,000 shares from the May 2014 grant were forfeited. At March 31, 2015, 54,000 and 46,000 shares of the TSR Units granted in August 2013 and May 2014 remain outstanding, respectively.

The following table summarizes restricted stock unit activity, including performance-based restricted stock units (shares in thousands):

	Number of shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2015	1,279	$37.42
Restricted stock units granted	242	48.69
Restricted stock units vested	(112)	33.47
Restricted stock units forfeited	(138)	42.36

Unvested as of March 31, 2015	1,271	$39.38

The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table (in thousands):

	Three Months Ended March 31,
	2014	2015
Cost of revenue	$235	$354
Research and development	776	1,328
Sales and marketing	2,061	2,030
General and administrative	2,366	1,141

	$5,438	$4,853

As of March 31, 2015, there was approximately $36.8 million of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock awards which are expected to be recognized over a weighted average period of 2.0 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

10. Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in the United States, Hungary, Australia, the United Kingdom, Ireland and India that expire through 2028.

In March 2015, the Company entered into a lease for new office space in Bangalore, India. The term of the new office space begins in March 2015 and extends through April 2020. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $569,000 (INR 35.6 million). The lease required a security deposit of approximately $48,500 (INR 3.0 million). The security deposit is classified as a long-term deposit.

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

In December 2014, the Company entered into a lease for new office space in San Francisco, California. The term of the new office space began in February 2015 and extends through December 2019. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $2.4 million. The lease required a security deposit of approximately $41,000. The security deposit is classified as a long-term deposit.

Rent expense under all leases was approximately $1.7 million and $1.9 million for the three months ended March 31, 2014 and 2015, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $1.1 million and $1.5 million for the three months ended March 31, 2014 and 2015, respectively.

Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows at March 31, 2015 (in thousands):

Years Ending December 31
2015 (Nine months ending December 31)	$7,893
2016	9,945
2017	10,291
2018	10,324
2019	9,786
Thereafter	53,128

Total minimum lease payments	$101,367

Litigation — The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

On August 26, 2014, Sensory Technologies, LLC, or Sensory, filed a complaint against the Company in the U.S. District Court for the Southern District of Indiana (Case No. 1:14-cv-1406). The complaint alleged, among other things, that the Company infringed upon Sensory’s JOIN® trademark, which was registered to Sensory under U.S. Trademark Registration No. 3622883. The complaint sought damages in an unspecified amount and injunctive relief. On April 24, 2015, the Company entered into a Settlement Agreement with Sensory, whereby Sensory agreed to assign the JOIN® trademark to the Company and the parties agreed to mutually release each other from any and all claims related to the case. In connection with the Settlement Agreement, the Company agreed to pay Sensory a one-time fee of $8.3 million, approximately $4.7 million of which is expected to be reimbursed by the Company’s insurance provider. The Company believes that the JOIN® trademark has de minimis value and therefore has expensed $3.6 million in the accompanying financial statements as legal settlement expense. As a result of the Settlement Agreement, on April 27, 2015, the parties filed a joint motion with the U.S. District Court for the Southern District of Indiana and the case was dismissed with prejudice.

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

11. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income for the three months ended March 31, 2015 consisted of the following (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2014	$(82)	$(3,035)	$(3,117)
Other comprehensive income (loss)	114	(1,532)	(1,418)

Balance at March 31, 2015	$32	$(4,567)	$(4,535)

There were no material reclassifications as of March 31, 2015.

12. Credit Facility

On February 18, 2015, the Company entered into a multi-currency credit agreement with a syndicate of banks, financial institutions and other lending entities (the “Credit Facility”), pursuant to which a secured revolving credit facility up to $100 million in the aggregate, which may be made available in U.S. Dollars and certain other freely traded currencies, shall be available to the Company. The Credit Facility may be increased by up to an additional $50 million if the existing or additional lenders are willing to make such increased commitments. The Credit Facility shall be available to the Company on a revolving basis during the period commencing on February 18, 2015 through February 18, 2020. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and costs in the case of Eurodollar rate loans. The Company and its subsidiaries expect to use the Credit Facility for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital.

The currencies that are currently available for borrowing under the Credit Facility are U.S Dollars, Euros, and British Pound Sterling. Additional currencies may be added with the approval of all lenders under the Credit Facility. The maximum amount of borrowings in currencies other than U.S. Dollars is $20 million. Interest rates for U.S. Dollar loans under the Credit Facility are determined, at the option of the Company, by reference to a Eurodollar rate or a base rate, and range from 1.50% to 2.00% above the Eurodollar rate for Eurodollar-based borrowings or from 0.50% to 1.00% above the defined base rate for base rate borrowings, in each case based upon the Company’s total leverage ratio. Interest rates for loans in currencies other than U.S. Dollars range from 1.50% to 2.00% above the respective London interbank offered interest rates for those currencies, also based on the Company’s total leverage ratio. The quarterly commitment fee on the undrawn portion of the Credit Facility ranges from 0.20% to 0.30% per annum, based upon the Company’s total leverage ratio.

The Credit Facility contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, change the nature of its business, make investments and acquisitions, pay dividends or make distributions, or enter into certain transactions with affiliates, in each case subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Credit Facility. The Credit Facility also imposes limits on capital expenditures of the Company and its subsidiaries and requires the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio, each as further defined in the Credit Facility.

As of March 31, 2015, no amounts had been drawn against the Credit Facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited condensed consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2014 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 20, 2015. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers, customer service centers, original equipment manufacturers, or OEMs, and consumers and, to a lesser extent, from the delivery of professional services primarily related to our Xively business. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the three months ended March 31, 2014, we generated revenues of $49.0 million, compared to $61.1 million for the three months ended March 31, 2015, an increase of approximately 25%. In the fiscal year 2014, we generated revenues of $222.0 million.

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

Sources of Revenue

We derive our revenue primarily from subscription fees for our premium services from SMBs, IT service providers, mobile carriers, customer service centers, original equipment manufacturers, or OEMs, and consumers and to a lesser extent, from the delivery of professional services primarily related to our Xively business. The majority of our customers subscribe to our services on an annual basis and pay in advance, typically with a credit card, for their subscription. A smaller percentage of our customers subscribe to our services on a monthly basis through either month-to-month commitments or annual commitments that are then paid monthly with a credit card. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period. For the three months ended March 31, 2015, our gross annualized renewal rate was approximately 80%. We calculate our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. We expect our gross renewal rate to remain relatively consistent as we continue to invest in our products, customer support organization, and related retention programs.

Employees

We have increased our number of full-time employees to 862 at March 31, 2015 as compared to 804 at December 31, 2014 and 675 at March 31, 2014.

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

Cost of Revenue. Cost of revenue consists primarily of costs associated with our data center operations, customer support centers and our Xively professional services team. Included in these costs are wages and benefits for personnel, telecommunications, hosting fees, hardware and software maintenance costs and depreciation associated with our data centers, and contingent bonus expense related to the Ionia acquisition (see Note 4 to the Condensed Consolidated Financial Statements). Additionally, amortization expense associated with the acquired software, technology and documented know-how, as well as internally developed software is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers are dependent on the number of customers who subscribe to our services and the complexity and redundancy of our services and hosting infrastructure. The expenses related to our professional services team are driven by our investment and efforts to support the growth of our Xively business. We expect cost of revenue expenses to increase in absolute dollars but remain relatively constant as a percentage of revenue as we continue to invest in our data center and customer support operations and as we expand our professional services team.

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, rent expense primarily related to our offices in Hungary, consulting fees associated with outsourced development projects, travel-related costs, and depreciation of assets. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Hungary. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized costs of approximately $0.5 million and $1.0 million for the three months ended March 31, 2014 and 2015, respectively, related to internally developed computer software to be sold as a service, which were incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our services but will remain relatively constant as a percentage of revenue.

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

General and Administrative. General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, legal, finance and accounting personnel, professional fees, insurance and other corporate expenses. We expect general and administrative expenses related to personnel, recruiting, internal information systems, audit, accounting and insurance costs will increase as we continue to support the growth of our business. Additionally, general and administrative expenses related to litigation may increase in connection with our defense against the legal claims described in Part II, Item 1 and Note 10 to the Condensed Consolidated Financial Statements. We expect that general and administrative expenses will increase in both absolute dollars and as a percentage of revenue.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•	Revenue recognition;

•	Income taxes;

•	Goodwill and acquired intangible assets;

•	Stock-based compensation; and

•	Loss contingencies.

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended March 31,
	2014	2015
Revenue	100%	100%
Cost of revenue	12	13

Gross profit	88	87

Operating expenses:
Research and development	14	15
Sales and marketing	56	56
General and administrative	14	11
Legal settlements	—	6
Amortization of acquired intangibles	—	—

Total operating expenses	84	88

Income (loss) from operations	4	(1)
Interest and other income, net	—	2

Income before provision for income taxes	4	1
Provision for income taxes	(2)	—

Net income	2%	1%

Three Months Ended March 31, 2014 and 2015

Revenue. Revenue increased $12.1 million, or 25%, from $49.0 million for the three months ended March 31, 2014 to $61.1 million for the three months ended March 31, 2015. This increase was attributable to new customer purchases of join.me, existing customers who previously purchased LogMeIn Pro at introductory prices and subsequently have renewed at higher price points, and from new customers that purchased and existing customers that upgraded to our new LogMeIn Central offering.

Cost of Revenue. Cost of revenue increased $1.9 million, or 30%, from $6.1 million for the three months ended March 31, 2014 to $8.0 million for the three months ended March 31, 2015. As a percentage of revenue, cost of revenue was 12% and 13% for the three months ended March 31, 2014 and 2015, respectively. The increase in absolute dollars was primarily due to a $0.5 million increase in personnel-related costs, including salary, wages, bonus and benefits and tax, recruiting and relocation expense, as we retained professional services employees from the Ionia acquisition (see Note 4 to the Condensed Consolidated Financial Statements) and increased the number of customer support employees to support our overall growth. The increase was also due to a $0.4 million increase in contingent retention-based bonuses incurred in connection with the Ionia acquisition, a $0.4 million increase in hosting costs associated with managing our data centers and hosting our services as a result of an increase in both the number of customers using our services and the total number of devices that connected to our services, a $0.3 million increase in consulting fees, a $0.1 million increase in amortization expense of intangible assets, and a $0.1 million increase in rent expense. Included in the increase in personnel-related costs is a $0.1 million increase in stock-based compensation expense.

Research and Development Expenses. Research and development expenses increased $2.4 million, or 36%, from $6.7 million for the three months ended March 31, 2014 to $9.1 million for the three months ended March 31, 2015. As a percentage of revenue, research and development expenses were 14% and 15% for the three months ended March 31, 2014 and 2015, respectively. The increase in absolute dollars was primarily due to a $1.9 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes, as we increased the number of research and development employees to support our overall growth. The increase was also due to a $0.6 million increase in contingent bonus expense, primarily related to the Meldium acquisition (see Note 4 to the Condensed Consolidated Financial Statements), a $0.2 million increase in travel-related costs, and a $0.1 million increase in rent expense. Included in the increase in personnel-related costs is a $0.6 million increase in stock-based compensation expense. These costs were offset by a $0.5 million increase in costs related to internally developed computer software to be sold as a service which were incurred during the application development stage and therefore capitalized rather than expensed.

        Sales and Marketing Expenses. Sales and marketing expenses increased $6.7 million, or 24%, from $27.7 million for the three months ended March 31, 2014 to $34.4 million for the three months ended March 31, 2015. As a percentage of revenue, sales and marketing expenses were 56% for the three months ended March 31, 2014 and 2015. The increase in absolute dollars was primarily due to a $2.3 million increase in personnel-related and recruiting costs, including salary, wages, commissions, bonus, and benefits and taxes, from the hiring of additional employees to support our growth in sales and to expand our marketing efforts. The total increase in sales and marketing expense was also due to a $1.4 million increase in marketing program costs, a $1.0 million increase in consulting fees, a $0.9 million increase in credit card transaction fees related to an increase in e-commerce sales, a $0.4 million increase in hardware and software maintenance costs, a $0.4 million increase in contingent bonus expense, primarily related to the Meldium acquisition, and a $0.3 million increase in travel-related and department meeting costs.

General and Administrative Expenses. General and administrative expenses were $6.7 million for the three months ended March 31, 2014 and 2015. As a percentage of revenue, general and administrative expenses were 14% and 11% for the three months ended March 31, 2014 and 2015, respectively. For the three months ended March 31, 2015, personnel-related and recruiting costs, including salary, wages, bonus, and benefits and taxes, increased by $0.5 million compared to the three months ended March 31, 2014. There was also a $0.5 million increase in legal fees, a $0.1 million increase in consulting fees, and a $0.1 million increase in hardware and software maintenance costs. These increases were offset by a $1.2 million decrease in stock-based compensation expense, primarily due to the departure of a key executive.

Legal Settlement Expenses. Legal settlement expenses for the three months ended March 31, 2015 were $3.6 million and were associated with the Sensory Settlement Agreement (see Note 10 to the Condensed Consolidated Financial Statements and Part II, Item 1 entitled “Legal Proceedings”).

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $0.2 million and $0.3 million for the three months ended March 31, 2014 and 2015, respectively. The increase in amortization of acquired intangibles is primarily related to the intangible assets acquired in the Ionia acquisition in March 2014.

Interest and Other Income, Net. Interest and other income, net was approximately $0.1 million and $1.4 million for the three months ended March 31, 2014 and 2015, respectively. The increase was primarily due to an increase in realized and unrealized foreign currency gains resulting from multi-currency settlements occurring during the quarter, and, to a lesser extent, an increase in interest income earned on marketable securities.

Income Taxes. We recorded a provision for federal, state and foreign income taxes of approximately $0.7 million and $0.1 million for the three months ended March 31, 2014 and 2015, respectively. The decrease in the tax provision recorded for the three months ended March 31, 2015 is primarily due to a decrease in pre-tax income as compared to the three months ended March 31, 2014. Our effective income tax rates were approximately 40% and 15% for the three months ended March 31, 2014 and 2015, respectively. The effective tax rate decreased due to an increase in forecasted pre-tax income to foreign jurisdictions primarily our Irish subsidiaries, which have lower statutory tax rates than the 35% U.S statutory rate. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2014 and March 31, 2015, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary. This entity has historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

Net Income. We recognized net income of approximately $1.0 million for the three months ended March 31, 2014 compared to net income of $0.4 million for the three months ended March 31, 2015.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods below (in thousands):

	Three Months Ended March 31,
	2014	2015
Net cash provided by operations	$24,373	$39,978
Net cash used in investing activities	(9,705)	(4,965)
Net cash (used in) provided by financing activities	(37)	1,242
Effect of exchange rate changes	(152)	(5,055)

Net increase in cash	$14,479	$31,200

At March 31, 2015, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $232.5 million.

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

Net cash inflows from operating activities during the three months ended March 31, 2015 were mainly attributable to a $27.5 million increase in deferred revenue associated with upfront payments received from our customers for services. The net cash inflows from operating activities were also attributable to a $5.0 million decrease in accounts receivable, a $3.9 million increase in accrued liabilities, and a $3.8 million increase in accounts payable. The net cash inflows from operating activities were offset by an $8.7 million increase in prepaid expenses and other current assets. The increase in accrued liabilities is primarily driven by an $8.3 million increase in accrued legal settlements in connection with the Sensory Settlement Agreement (see Note 10 to the Condensed Consolidated Financial Statements and Part II, Item 1 entitled “Legal Proceedings”). The increase in accrued liabilities is also attributable to a $1.0 million increase in accrued fixed assets and a $0.6 million increase in accrued legal fees. The increase in accrued liabilities is offset by $5.2 million of bonus payments made in January 2015, which were accrued at December 31, 2014, and a $1.3 million decrease in accrued contingent bonuses due to the bonus payouts made in the first quarter of 2015 related to the Ionia and Meldium acquisitions. The increase in prepaid expenses and other current assets is primarily driven by a $4.7 million increase in other receivables in connection with the Sensory Settlement Agreement. The increase in prepaid expenses and other current assets is also attributable to a $2.0 million increase in prepaid software subscription fees, a $0.4 million increase in prepaid tax, and a $0.3 million increase in prepaid marketing. Additionally, included in net cash inflows from operating activities are add-backs of non-cash charges, including $4.9 million for stock-based compensation expense and $3.0 million for depreciation and amortization. We expect that our future cash flows from operating activities will be impacted by the contingent payments associated with our Ionia, Meldium and San Francisco, California-based collaboration software company acquisitions (see Note 4 to the Condensed Consolidated Financial Statements). Future cash flows from operating activities may also be impacted by the payment of litigation related costs associated with our defense against the claims described in Note 10 to the Condensed Consolidated Financial Statements and Part II, Item 1 entitled “Legal Proceedings”.

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

Net cash used in investing for the three months ended March 31, 2015 was primarily attributable to payments totaling $3.9 million in property and equipment related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure, and the expansion of our offices. Net cash used in investing activities also related to $1.0 million in intangible asset additions for capitalized costs related to internally developed computer software to be sold as a service which were incurred during the application development stage.

Cash Flows From Financing Activities

Net cash used in financing activities for the three months ended March 31, 2014 was primarily related to $4.9 million for the purchase of treasury stock as well as $0.9 million for payroll taxes paid related to vesting of restricted stock units, offset by $5.8 million in proceeds received from the issuance of common stock upon exercise of stock options.

Net cash provided by financing activities for the three months ended March 31, 2015 related to $8.9 million in proceeds received from the issuance of common stock upon exercise of stock options, offset by the purchase of $5.1 million of treasury stock pursuant to our share repurchase program, the payment of $1.6 million for payroll taxes related to vesting of restricted stock units, as well as the payment of $0.7 million in deferred financing costs.

                On February 18, 2015, we entered into a multi-currency credit agreement with a syndicate of banks, financial institutions and other lending entities (the “Credit Facility”). The Credit Facility provides for a secured revolving credit facility of up to $100 million, and may be increased by an additional $50 million subject to further commitment from the lenders. The Credit Facility matures on February 18, 2020 and includes certain financial covenants with which we must comply. As of March 31, 2015, we did not have outstanding borrowings under the Credit Facility. We expect to use the Credit Facility for general corporate purposes, including the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital. See Note 12 to our Condensed Consolidated Financial Statements for additional details.

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

In addition to our condensed consolidated financial statements prepared in accordance with GAAP, to date, we have considered the following non-GAAP financial measures to be key indicators of our financial performance:

•	“Non-GAAP operating income,” which we define as GAAP income (loss) from operations less acquisition related costs and amortization, stock-based compensation expense, and litigation related expenses;

•	“Adjusted EBITDA,” which we define as GAAP net income, less interest income and other expense (net), provision for income taxes, depreciation and amortization expenses, acquisition related costs, stock-based compensation expense, and litigation related expenses;

•	“Non-GAAP provision for income taxes,” which we define as GAAP provision for income taxes less the tax impact from acquisition related costs and amortization, stock compensation expense, and litigation related expenses.

•	“Non-GAAP net income,” which we define as GAAP net income excluding stock-based compensation expense, litigation related expense, and acquisition related costs and amortization, less the tax effect of the non-GAAP items; and

•	“Non-GAAP earnings per share,” which we define as non-GAAP net income divided by diluted average weighted shares outstanding.

The expenses described below have been excluded from our GAAP results to arrive at our non-GAAP measures, as outlined above:

Acquisition related costs and amortization relate to costs associated with acquisitions of intellectual property and businesses and include legal costs, audit and accounting fees, contingent retention bonuses and the amortization of acquired intangible assets.

Acquisition related costs relate to costs associated with the acquisitions of intellectual property and businesses and include legal costs, audit and accounting fees and contingent retention bonuses.

Stock-based compensation expense relates to stock-based compensation awards granted to our executive officers, employees, and outside directors.

Litigation related expenses relate to costs associated with the defense and settlement of claims brought against us including intellectual property infringement claims and other material litigation (see Note 10 to the Condensed Consolidated Financial Statements).

Depreciation and amortization expenses relate to costs associated with the depreciation and amortization of fixed and intangible assets.

Interest income and other income, net relates to the interest earned on outstanding cash balances and marketable securities as well as realized and unrealized foreign currency gains and losses resulting from multi-currency settlements occurring during the period and period end translation adjustments.

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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows (in thousands, except share and per share data):

	For the Three Months Ended March 31,
Non-GAAP Operating income	2014	2015
GAAP Income (loss) from operations	$1,598	$(964)
Add Back:
Stock-based compensation expense	5,438	4,853
Litigation related expenses	63	4,259
Acquisition related costs and amortization	1,140	2,513

Non-GAAP Operating income	$8,239	$10,661

	For the Three Months Ended March 31,
Adjusted EBITDA	2014	2015
GAAP Net income	$1,004	$372
Add Back:
Stock-based compensation expense	5,438	4,853
Litigation related expenses	63	4,259
Acquisition related costs	299	1,528
Interest income and other income, net	(83)	(1,399)
Income tax expense	677	63
Depreciation and amortization expense	2,472	2,877

Adjusted EBITDA	$9,870	$12,553

	For the Three Months Ended March 31,
Non-GAAP Net income	2014	2015
GAAP Net income	$1,004	$372
Add Back:
Stock-based compensation expense	5,438	4,853
Litigation related expenses	63	4,259
Acquisition related costs and amortization	1,140	2,513
Less:
Income tax effect of non-GAAP items	(2,148)	(3,484)

Non-GAAP Net income	$5,497	$8,513

	For the Three Months Ended March 31,
Non-GAAP Earnings per share	2014	2015
GAAP Diluted earnings per share	$0.04	$0.01
Add Back:
Stock-based compensation expense	0.22	0.19
Litigation related expenses	0.00	0.17
Acquisition related costs and amortization	0.05	0.10
Less:
Income tax effect of non-GAAP items	(0.09)	(0.14)

Non-GAAP Earnings per share	$0.22	$0.33

Shares used in computing diluted net income per share	24,749,511	25,557,184

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)(1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$97,353	$6,861	$18,897	$19,911	$51,684
Hosting service agreements	4,014	3,270	744	—	—

Total	$101,367	$10,131	$19,641	$19,911	$51,684

(1)	Excluded from the table above is $ 738,000 related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.

The commitments under our operating leases shown above consist primarily of lease payments for our corporate headquarters located in Boston, Massachusetts (see Note 10 to the Condensed Consolidated Financial Statements), our research and development offices in Hungary, our international sales and marketing offices located in Australia, the United Kingdom, Ireland, and India, and contractual obligations related to our data centers.

In March 2015, we entered into a lease for new office space in Bangalore, India. The term of the new office space begins in March 2015 and extends through April 2020. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $569,000 (INR 35.6 million). The lease required a security deposit of approximately $48,500 (INR 3.0 million). The security deposit is classified as a long-term deposit.

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

In December 2014, we entered into a lease for new office space in San Francisco, California. The term of the new office space began in February 2015 and extends through December 2019. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $2.4 million. The lease required a security deposit of approximately $41,000. The security deposit is classified as a long-term deposit.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB

Accounting Standards Codification. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for us on January 1, 2017. The FASB voted on April 1, 2015 to propose a deferral of the effective date of the new revenue standard by one year. The FASB’s proposed deferral is not a final decision. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our condensed consolidated financial statements.

On June 19, 2014, the FASB issued ASU 2014-12, Stock Compensation (“ASU 2014-12”), providing guidance on accounting for share-based payment awards when the terms of an award provide that a performance target could be achieved after the requisite service period. The update clarifies that performance targets that can be achieved after the requisite service period of a share-based payment award be treated as performance conditions that affect vesting. These awards should be accounted for under Accounting Standards Codification Topic 718, Compensation — Stock Compensation, and existing guidance should be applied as it relates to awards with performance conditions that affect vesting. The update is effective for us for the interim and annual periods beginning after December 15, 2015. We are currently evaluating the impact of the adoption of this standard, if any, on our condensed consolidated financial statements.

On August 27, 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern: Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). The standard requires that we evaluate, at each interim and annual reporting period, whether there are conditions or events that raise substantial doubt about our ability to continue as a going concern within one year after the date the financial statements are issued, and provide related disclosures. ASU 2014-15 is effective for annual periods ending after December 15, 2016, and for annual and interim periods thereafter, and early adoption is permitted. We do not expect to early adopt ASU 2014-15, which will be effective for our fiscal year ending December 31, 2016. We do not believe the standard will have a material impact on our condensed consolidated financial statements.

On January 9, 2015, the FASB issued ASU 2015-01, Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items (“ASU 2015-01”). The standard eliminates the requirement of Extraordinary Items to be separately classified on the income statement. ASU 2015-01 is effective for annual periods ending after December 15, 2015, and for annual and interim periods thereafter, and early adoption is permitted. We do not expect to early adopt ASU 2015-01, which will be effective for our fiscal year ending December 31, 2016. We do not believe the standard will have a material impact on our condensed consolidated financial statements.

On February 18, 2015, the FASB issued ASU 2015-02, Consolidation: Amendments to the Consolidation Analysis (“ASU 2015-02”). The standard amends the consolidation requirements in ASC 810. ASU 2015-02 is effective for fiscal periods beginning after December 15, 2015 for public companies, and early adoption is permitted. We do not expect to early adopt ASU 2015-02, which will be effective for our fiscal year ending December 31, 2016. We do not believe the standard will have a material impact on our condensed consolidated financial statements.

On April 7, 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The standard requires an entity to present debt issuance costs on the balance sheets as a direct deduction from the related debt liability rather than as an asset, and the amortization is reported as interest expense. ASU 2015-03 is effective for fiscal periods beginning after December 15, 2015, and interim periods beginning after December 15, 2016. Early adoption is permitted for entities with financial statements that have not been previously issued. We do not expect to early adopt ASU 2015-03, which will be effective for our fiscal year ending December 31, 2016. We do not believe the standard will have a material impact on our condensed consolidated financial statements.

On April 15, 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). The standard clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. ASU 2015-05 is effective for annual periods (and interim periods therein) beginning after December 15, 2015, and interim and annual periods beginning after December 15, 2016, and early adoption is permitted. We do not expect to early adopt ASU 2015-05, which will be effective for our fiscal year ending December 31, 2016. We do not believe the standard will have a material impact on our consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a majority of our non-U.S. sales are recorded by our Irish subsidiary and as we incur significant operating expenses in our foreign subsidiaries including our Hungarian research and development facilities and our sales and marketing operations in Ireland, the United Kingdom, Australia and India. In the three months ended March 31, 2015 and 2014, approximately 30% and 33%, respectively, of our revenues were generated by our Irish subsidiary. In the three months ended March 31, 2015 approximately 10%, 8%, 4%, 2% and 1% of our operating expenses occurred in our operations in Hungary, Ireland, the United Kingdom, Australia and India, respectively, and less than 1% occurred in Brazil. In the three months ended March 31, 2014, approximately 12%, 8%, 6%, 3%, 1%, and less than 1% of our operating expenses occurred in our operations in Hungary, Ireland, the United Kingdom, Australia, India, The Netherlands, Japan and Brazil, respectively.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 26, 2014, Sensory Technologies, LLC, or Sensory, filed a complaint against us in the U.S. District Court for the Southern District of Indiana (Case No. 1:14-cv-1406). The complaint, which was served upon us on August 27, 2014, alleged, among other things, that we infringed upon Sensory’s JOIN® trademark, which was registered to Sensory under U.S. Trademark Registration No. 3622883. The complaint sought damages in an unspecified amount and injunctive relief. On April 24, 2015, we entered into a Settlement Agreement with Sensory, whereby Sensory agreed to assign the JOIN® trademark to us and the parties agreed to mutually release each other from any and all claims related to the case. In connection with the Settlement Agreement, we agreed to pay Sensory a one-time fee of $8.3 million, approximately $4.7 million of which we expect to be reimbursed by our insurance provider. As a result, on April 27, 2015, the parties filed a joint motion with the U.S. District Court for the Southern District of Indiana and the case was dismissed with prejudice.

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

We reported a net loss of $7.7 million for fiscal 2013, primarily due to patent litigation related expenses, and we reported net income of $8.0 million for the year ended December 31, 2014. For the three months ended March 31, 2015 we reported net income of $0.4 million. However, given our operating history, we cannot be certain that we will be able to maintain this profitability in the future. Our growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including, but not limited to, unforeseen expenses, operating difficulties, complications and delays or due to the other risks described in this report. Accordingly, we may not be able to maintain our profitability, and we may incur significant losses for the foreseeable future.

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

Our stock price may be volatile, and the market price of our common stock may drop in the future

Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until April 28, 2015, our common stock has traded as high as $59.50 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended March 31, 2015.

(b)	Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the three months ended March 31, 2015.

(c)	Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(1)
January 1, 2015 — January 31, 2015	—	$—	—	74,429
February 1, 2015 — February 28, 2015	—	—	—	74,429
March 1, 2015 — March 31, 2015	93,400	54.22	93,400	69,365

Total	93,400	$54.22	93,400

(1)	Effective October 20, 2014, our board of directors approved a $75 million share repurchase program, which was in addition to our then-existing $50 million share repurchase program which had previously been approved on August 13, 2013. Share repurchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. During the three months ended March 31, 2015, we repurchased 93,400 shares of our common stock.

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

LOGMEIN, INC.

Date: April 29, 2015	By:	/s/ Michael K. Simon
Michael K Simon
Chief Executive Officer (Principal Executive Officer)

Date: April 29, 2015	By:	/s/ Edward K. Herdiech
Edward K. Herdiech
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.