Form 10-Q
period 2015-06-30
LogMeIn, Inc.
filed 2015-07-24
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of July 21, 2015, there were 24,861,998 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

Part I. Financial Information

Item 1. Financial Statements

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31,	June 30,
	2014	2015
ASSETS
Current assets:
Cash and cash equivalents	$100,960	$136,142
Marketable securities	100,209	100,403
Accounts receivable (net of allowance for doubtful accounts of $301 and $295 as of December 31, 2014 and June 30, 2015, respectively)	18,286	14,215
Prepaid expenses and other current assets	4,545	7,287
Restricted cash, current portion	1,492	1,326
Deferred income tax assets	5,403	5,343

Total current assets	230,895	264,716
Property and equipment, net	13,476	16,437
Restricted cash, net of current portion	2,531	2,473
Intangibles, net	18,983	18,386
Goodwill	37,928	37,928
Other assets	4,756	5,302
Deferred income tax assets	9,280	9,294

Total assets	$317,849	$354,536

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,055	$11,817
Accrued liabilities	29,482	25,030
Deferred revenue, current portion	101,672	132,890

Total current liabilities	138,209	169,737
Deferred revenue, net of current portion	3,578	3,114
Other long-term liabilities	2,218	3,050

Total liabilities	144,005	175,901

Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value - 5,000,000 shares authorized, 0 shares outstanding as of December 31, 2014 and June 30, 2015	—	—
Equity:
Common stock, $0.01 par value - 75,000,000 shares authorized as of December 31, 2014 and June 30, 2015; 26,530,977 and 27,197,899 shares issued as of December 31, 2014 and June 30, 2015, respectively; 24,418,760 and 24,836,282 outstanding as of December 31, 2014 and June 30, 2015, respectively	267	275
Additional paid-in capital	237,203	255,160
Retained earnings	6,516	9,276
Accumulated other comprehensive loss	(3,117)	(4,319)
Treasury stock, at cost - 2,112,217 and 2,361,617 shares as of December 31, 2014 and June 30, 2015, respectively	(67,025)	(81,757)

Total equity	173,844	178,635

Total liabilities and equity	$317,849	$354,536

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenue	$54,975	$64,834	$103,995	$125,943
Cost of revenue	7,397	8,535	13,517	16,517

Gross profit	47,578	56,299	90,478	109,426

Operating expenses
Research and development	7,973	10,256	14,685	19,379
Sales and marketing	31,053	34,604	58,763	68,990
General and administrative	7,448	8,608	14,125	15,314
Legal settlements	—	—	—	3,600
Amortization of acquired intangibles	322	282	525	558

Total operating expenses	46,796	53,750	88,098	107,841

Income from operations	782	2,549	2,380	1,585
Interest income, net	149	179	260	353
Other income	224	144	196	1,369

Income before income taxes	1,155	2,872	2,836	3,307
Benefit from (provision for) income taxes	175	(484)	(502)	(547)

Net income	$1,330	$2,388	$2,334	$2,760

Net income per share:
Basic	$0.05	$0.10	$0.10	$0.11
Diluted	$0.05	$0.09	$0.09	$0.11
Weighted average shares outstanding:
Basic	24,425,081	24,703,206	24,134,686	24,620,383
Diluted	25,159,340	25,673,295	24,889,730	25,614,502

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Net income	$1,330	$2,388	$2,334	$2,760

Other comprehensive income (loss):
Net unrealized (losses) gains on marketable securities, (net of tax benefit of $9 and $8 for the three months ended June 30, 2014 and 2015; and net of tax provision of $3 and $57 for the six months ended June 30, 2014 and 2015)	(15)	(15)	6	99
Net translation gains (losses)	19	231	(116)	(1,301)

Total other comprehensive income (loss)	4	216	(110)	(1,202)

Comprehensive income	$1,334	$2,604	$2,224	$1,558

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2014	2015
Cash flows from operating activities
Net income	$2,334	$2,760
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,499	5,934
Amortization of premium on investments	122	137
Amortization of debt issuance costs	—	78
Provision for bad debts	32	38
Provision for (benefit from) deferred income taxes	268	(21)
Stock-based compensation	12,151	12,567
Other, net	(1)	7
Changes in assets and liabilities:
Accounts receivable	2,575	3,494
Prepaid expenses and other current assets	(1,009)	(2,491)
Other assets	210	207
Accounts payable	433	4,381
Accrued liabilities	(1,327)	(3,772)
Deferred revenue	23,394	34,341
Other long-term liabilities	721	905

Net cash provided by operating activities	45,402	58,565

Cash flows from investing activities
Purchases of marketable securities	(19,984)	(57,170)
Proceeds from sale or disposal of marketable securities	20,000	57,000
Purchases of property and equipment	(4,348)	(6,569)
Intangible asset additions	(1,322)	(1,884)
Cash paid for acquisition, net of cash acquired	(7,434)	—
Increase in restricted cash and deposits	(200)	(51)

Net cash used in investing activities	(13,288)	(8,674)

Cash flows from financing activities
Proceeds from issuance of common stock upon option exercises	10,306	12,284
Payments of withholding taxes in connection with restricted stock unit vesting	(3,557)	(6,885)
Payment of debt issuance costs	—	(774)
Payment of contingent consideration	—	(226)
Purchase of treasury stock	(6,949)	(14,732)

Net cash used in financing activities	(200)	(10,333)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(343)	(4,376)

Net increase in cash and cash equivalents	31,571	35,182
Cash and cash equivalents, beginning of period	89,257	100,960

Cash and cash equivalents, end of period	$120,828	$136,142

Supplemental disclosure of cash flow information
Cash paid for interest	$2	$2
Cash paid for income taxes	$568	$1,094
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$687	$1,221
Debt issuance costs included in accounts payable and accrued liabilities	$—	$215
Fair value of contingent consideration in connection with acquisition included in accrued liabilities and other long term liabilities	$—	$26

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of the Business

LogMeIn, Inc. (the “Company”) simplifies how people connect to each other and the world around them by providing a portfolio of cloud-based service offerings which make it possible for people and businesses to simply and securely connect to their workplace, colleagues, customers and products. The Company’s product line includes AppGuru™, BoldChat® , Cubby™, join.me® , LogMeIn Pro® , LogMeIn® Central™, LogMeIn Rescue®, LogMeIn® Rescue+Mobile™, LogMeIn Backup® , LogMeIn for iOS, LogMeIn Hamachi® , Meldium™, Xively™ and RemotelyAnywhere®. The Company is headquartered in Boston, Massachusetts with wholly-owned subsidiaries located in Hungary, The Netherlands, Australia, the United Kingdom, Brazil, Bermuda, Japan, Ireland, and India.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2014 and June 30, 2015, marketable securities consisted of U.S. government agency securities and corporate bonds that have remaining maturities within two years and have an aggregate amortized cost of $100.3 million and $100.4 million, respectively. The marketable securities have an aggregate fair value of $100.2 million and $100.4 million, including $9,000 and $56,000 of unrealized gains and $138,000 and $29,000 of unrealized losses, respectively.

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

As of December 31, 2014, one customer accounted for 15% of accounts receivable and there were no customers that represented 10% or more of revenue. For the three and six months ended June 30, 2014 and 2015, no customers accounted for more than 10% of revenue. As of June 30, 2015, one customer accounted for more than 10% of accounts receivable.

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of December 31, 2014, the fair value of the Company as a whole significantly exceeded the carrying amount of the Company. Through June 30, 2015, no impairments have occurred.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. The Company did not record any impairments for the six months ended June 30, 2015.

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country, unless otherwise determined that the United States dollar would serve as a more appropriate functional currency given the economic operations of the entity. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency gains of $0.2 million for both the three and six months ended June 30, 2014 and foreign currency gains of $0.3 million and $1.5 million for the three and six months ended June 30, 2015, respectively, included in other income in the condensed consolidated statements of operations.

Stock-Based Compensation — The Company values all stock-based compensation, including grants of stock options and restricted stock units, at fair value on the date of grant and recognizes the expense over the requisite service period, which is generally the vesting period of the award for those awards expected to vest, on a straight-line basis. The Company uses the with-or-without method to determine when it will realize excess tax benefits from stock-based compensation. Under this method, the Company will realize these excess tax benefits only after it realizes the tax benefits of net operating losses from operations.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2014 and June 30, 2015, the Company has provided for liabilities of $0.7 million and $0.8 million for uncertain tax positions. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

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

The Company’s revenue by geography (based on customer address) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenues:
United States	$36,465	$45,844	$68,870	$88,473
United Kingdom	4,918	5,124	9,325	10,009
International—all other	13,592	13,866	25,800	27,461

Total revenue	$54,975	$64,834	$103,995	$125,943

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

In the ordinary course of business, the Company enters into agreements with certain customers that contractually obligate the Company to provide indemnifications of varying scope and terms with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements, from the services provided by the Company or claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is, in many cases, unlimited. Through June 30, 2015, the Company has not experienced any losses related to these indemnification obligations.

Net Income Per Share — Basic net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding during the period and the dilutive effect, if any, of the weighted average number of common shares outstanding from the assumed exercise of stock options and the vesting of restricted stock units.

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net income per share because they had an anti-dilutive impact (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Options to purchase common shares	50	—	457	26
Restricted stock units	71	473	408	489

Total options and restricted stock units	121	473	865	515

Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2014	2015	2014	2015
Basic:
Net income	$1,330	$2,388	$2,334	$2,760

Weighted average common shares outstanding, basic	24,425	24,703	24,135	24,620

Net income per share, basic	$0.05	$0.10	$0.10	$0.11

Diluted:
Net income	$1,330	$2,388	$2,334	$2,760

Weighted average common shares outstanding	24,425	24,703	24,135	24,620
Add: Common stock equivalents	734	970	755	994

Weighted average common shares outstanding, diluted	25,159	25,673	24,890	25,615

Net income per share, diluted	$0.05	$0.09	$0.09	$0.11

Recently Issued Accounting Pronouncements — On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for the Company on January 1, 2018, with early adoption permitted, but not earlier than January 1, 2017. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements.

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

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

	Fair Value Measurements at December 31, 2014 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents — money market funds	$13,139	$—	$—	$13,139
Cash equivalents — bank deposits	—	5,003	—	5,003
Short-term marketable securities — U.S. government agency securities	59,903	19,950	—	79,853
Corporate bond securities	—	20,356	—	20,356
Contingent consideration liability	—	—	249	249

Total	$73,042	$45,309	$249	$118,600

	Fair Value Measurements at June 30, 2015 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents — money market funds	$15,817	$—	$—	$15,817
Cash equivalents — bank deposits	—	5,060	—	5,060
Short-term marketable securities — U.S. government agency securities	68,166	10,002	—	78,168
Corporate bond securities	—	22,235	—	22,235
Contingent consideration liability	—	—	26	26

Total	$83,983	$37,297	$26	$121,306

Bank deposits, corporate bonds, and certain U.S. government agency securities are classified within the second level of the fair value hierarchy as the fair value of those assets are determined based upon quoted prices for similar assets.

The Level 3 liability consists of contingent consideration related to the August 27, 2014 acquisition of BBA, Inc., d/b/a Meldium, and the September 5, 2014 acquisition of Zamurai Corporation each described in Note 4 below. The fair value of the contingent consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 12% discount rate and an assumption that the earn-out will be achieved. A reconciliation of the beginning and ending Level 3 liability is as follows:

Six months ended June 30, 2015
Balance beginning of period	$249
Additions to Level 3	—
Payments	(226)
Change in fair value of contingent consideration liability	3

Balance end of period	$26

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

The Company recorded a long-term deferred tax liability of approximately $0.7 million related to the amortization of intangible assets which cannot be deducted for tax purposes and is included in the accompanying table above as Other liabilities.

On August 27, 2014, the Company acquired BBA, Inc., d/b/a Meldium, or Meldium, a San Francisco, California-based provider of single sign-on password management software, through a merger transaction for a cash purchase price of $10.6 million plus contingent bonuses totaling up to $4.6 million, which are expected to be paid over a two-year period from the date of acquisition. The Company paid approximately $1.0 million of contingent bonus payments during the six months ended June 30, 2015.

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

The Company recorded both a current and a long-term deferred tax asset of $0.1 million and $0.4 million, respectively, primarily related to net operating losses that were acquired as a part of the acquisition and are shown in the accompanying table above as Current assets and Other assets, respectively. The Company also recorded a long-term deferred tax liability of $0.7 million related to the amortization of intangible assets which cannot be deducted for tax purposes and are included in the accompanying table above as Other liabilities.

On September 5, 2014, the Company acquired all of the outstanding capital stock of Zamurai Corporation, or Zamurai, a San Francisco, California-based collaboration software provider, for a cash purchase price of $4.5 million plus contingent bonuses totaling up to $1.5 million, which are expected to be paid two years from the date of acquisition.

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

The Company recorded a long-term deferred tax asset of $0.4 million related to net operating losses that were acquired as a part of the acquisition, which is included in the accompanying table above as Other assets. The Company also recorded a long-term deferred tax liability of $0.4 million related to the amortization of intangible assets which cannot be deducted for tax purposes and is included in the accompanying table above as Other liabilities.

The Company incurred $0.1 million of acquisition-related costs which are included in general and administrative expense for the three and six months ended June 30, 2014.

5. Goodwill and Intangible Assets

There was no change in the carrying amount of goodwill for the six months ended June 30, 2015.

Intangible assets consist of the following (in thousands):

		December 31, 2014			June 30, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	1-5 years	$806	$682	$124	$806	$744	$62
Customer relationships	5-8 years	5,229	2,546	2,683	5,229	2,929	2,300
Customer backlog	4 months	120	120	—	120	120	—
Domain names	5 years	907	507	400	903	589	314
Software	4 years	299	299	—	299	299	—
Completed technology	3-8 years	16,903	3,981	12,922	17,103	5,370	11,733
Technology and know-how	3 years	3,176	3,176	—	3,176	3,176	—
Documented know-how	4 years	280	57	223	280	92	188
Non-Compete agreements	5 years	162	71	91	162	93	69
Internally developed software	3 years	4,591	2,051	2,540	6,275	2,555	3,720

		$32,473	$13,490	$18,983	$34,353	$15,967	$18,386

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

The Company capitalized $0.4 million and $0.7 million during the three months ended June 30, 2014 and 2015, respectively, and $0.9 million and $1.7 million during the six months ended June 30, 2014 and 2015, respectively, of costs related to internally developed computer software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services. The Company also acquired $0.2 million of intellectual property during the three months ended June 30, 2015.

The Company is amortizing its intangible assets over the estimated lives noted above. Amortization expense for intangible assets was $1.5 million and $1.3 million for the three months ended June 30, 2014 and 2015, respectively and $2.5 million for both the six months ended June 30, 2014 and 2015. Amortization relating to software, technology and know-how, documented know-how, and internally developed software is recorded within cost of revenues and the amortization of trade name and trademark, customer base, customer backlog, domain names, and non-compete agreements is recorded within operating expenses. Future estimated amortization expense for intangible assets at June 30, 2015 is as follows (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2015 (Six months ending December 31)	$2,780
2016	5,210
2017	4,869
2018	3,842
2019	1,136
Thereafter	549

Total	$18,386

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2014	June 30, 2015
Marketing programs	$7,626	$6,268
Payroll and payroll related	14,873	10,506
Professional fees	1,961	2,024
Other accrued liabilities	5,022	6,232

Total accrued liabilities	$29,482	$25,030

7. Income Taxes

For the three months ended June 30, 2014 and 2015, the Company’s effective tax rate was a benefit of 15%, or $0.2 million, on pre-tax earnings of $1.2 million and a provision of 17%, or $0.5 million, on pre-tax earnings of $2.9 million, respectively. For the six months ended June 30, 2014 and 2015, the effective tax rate was 18%, or $0.5 million, on pre-tax earnings of $2.8 million and 17%, or $0.5 million, on pre-tax earnings of $3.3 million, respectively. The effective income tax rates for the six months ended June 30, 2014 and 2015 are lower than the U.S. federal statutory rate of 35% primarily due to profits earned in certain foreign jurisdictions, primarily the Company’s Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate.

As of December 31, 2014 and June 30, 2015, the Company maintained a full valuation allowance related to the deferred tax assets of its Hungarian subsidiary. This entity has historical losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns from 2007 are open to examination by federal, state, and foreign tax authorities. In the normal course of business, the Company and its subsidiaries are examined by various taxing authorities. The Company regularly assesses the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Audits by tax authorities typically involve examination of the deductibility of certain permanent items, limitations on net operating losses and tax credits. Although the Company believes its tax estimates are appropriate, the final determination of tax audits could result in material changes in its estimates. The Company has recorded a liability related to uncertain tax positions of $0.7 million and $0.8 million as of December 31, 2014 and June 30, 2015, respectively. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company recognized $1,000 and $7,000 of interest expense for the six months ended June 30, 2014 and 2015, respectively.

8. Common Stock and Equity

In February 2013, the Company’s Board of Directors approved a $25 million share repurchase program. On August 13, 2013, the Board of Directors approved a new $50 million share repurchase program, which replaced the previous $25 million share repurchase program. On October 20, 2014, the Board of Directors approved an additional $75 million share repurchase program in addition to the Company’s preexisting $50 million share repurchase program. Share repurchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. The timing and amount of any share repurchases are determined by the Company’s management based on its evaluation of market conditions, the trading price of the stock, regulatory requirements and other factors. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

For the three months ended June 30, 2014 and 2015, the Company repurchased 46,511 and 156,000 shares of its common stock at an average price of $43.86 and $61.97 per share for a total cost of $2.0 million and $9.7 million, respectively. For the six months ended June 30, 2014 and 2015, the Company repurchased 195,011 and 249,400 shares of its common stock at an average price of $35.63 and $59.07 per share for a total cost of $6.9 million and $14.7 million, respectively. At June 30, 2015, approximately $59.7 million remained available under the Company’s share repurchase program.

9. Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Restricted stock units with time-based vesting conditions generally vest over a three-year period while restricted stock units with market-based vesting conditions generally vest over two or three-year periods. Certain stock-based awards provide for accelerated vesting if the Company experiences a change in control. On May 21, 2015, the Company’s stockholders approved an amendment to the 2009 Plan that increased the shares available for grant under the plan by 1,300,000 shares. As of June 30, 2015, there were 2,731,949 shares available for grant under the 2009 Plan.

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

The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014(1)	2015(2)	2014	2015(2)
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	—%	—%	1.48%	—%
Expected term (in years)	—	—	6.25	—
Volatility	—%	—%	55%	—%

(1)	There were no stock options granted during the three months ended June 30, 2014
(2)	There were no stock options granted during the three and six months ended June 30, 2015.

The following table summarizes stock option activity (shares and intrinsic value in thousands):

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,407	$30.02	6.2	$27,186

Granted	—	—
Exercised	(382)	32.19		$9,309

Forfeited	(19)	33.21

Outstanding at June 30, 2015	1,006	$29.13	5.7	$35,572

Exercisable at December 31, 2014	957	$28.24	5.7	$20,190

Exercisable at June 30, 2015	791	$28.67	5.3	$28,346

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $49.34 per share on December 31, 2014 and $64.49 per share on June 30, 2015, or at time of exercise, and the exercise price of the options.

During the three and six months ended June 30, 2015, the Company granted 409,104 and 651,230 restricted stock units, which contained time-based vesting conditions. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date closing price of the underlying shares. The Company recognizes the expense on a straight-line basis over the requisite service period of the restricted stock unit, which is generally three years.

In August 2013, May 2014 and May 2015, the Company granted 74,000, 71,000 and 85,000 restricted stock units with market-based vesting conditions, respectively, which were tied to the Company’s achievement of a relative total shareholder return target measured over an applicable performance period which ranges from two to three years (the “TSR Units”). The number of shares underlying these TSR Units that will vest upon the conclusion of the applicable performance periods can range from 0% of the shares awarded to 200% of the shares awarded, or up to 148,000, 142,000 shares and 170,000 shares for the August 2013, May 2014 and May 2015 grant, respectively. Vesting of such shares is also contingent upon the continued employment of the participant throughout the vesting period. All TSR Units granted by the Company are valued using a Monte Carlo simulation model. The number of awards expected to be earned is factored into the grant date Monte Carlo valuation for the TSR Unit. Compensation cost is recognized regardless of the actual number of awards that are earned based on the market condition. Expected volatility is based on the Company’s historical volatility. The risk-free interest rate is based upon U.S. Treasury securities with a term similar to the vesting term of the TSR Units.

The assumptions used in the Monte Carlo simulation model include (but are not limited to) the following:

	August 2013 Grant	May 2014 Grant	May 2015 Grant
Risk-free interest rate	0.62%	0.78%	0.93%
Volatility	54%	54%	50%

Compensation cost is recognized on a straight-line basis over the requisite service period. In the six months ended June 30, 2015, 20,000 shares from the August 2013 grant and 25,000 shares from the May 2014 grant were forfeited, respectively. At June 30, 2015, 185,000 shares of the TSR Units granted in August 2013, May 2014 and May 2015 remain outstanding.

The following table summarizes restricted stock unit activity, including performance-based restricted stock units (shares in thousands):

	Number of shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2015	1,279	$37.42
Restricted stock units granted	736	62.05
Restricted stock units vested	(397)	33.80
Restricted stock units forfeited	(169)	42.18

Unvested as of June 30, 2015	1,449	$50.37

The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Cost of revenue	$274	$464	$509	$818
Research and development	1,008	1,530	1,784	2,858
Sales and marketing	2,796	2,825	4,857	4,855
General and administrative	2,635	2,895	5,001	4,036

	$6,713	$7,714	$12,151	$12,567

As of June 30, 2015, there was approximately $58.8 million of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock awards which are expected to be recognized over a weighted average period of 2.3 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

10. Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in the United States, Hungary, Australia, the United Kingdom, Ireland and India that expire through 2028.

In December 2014, the Company entered into a lease for new office space in Boston, Massachusetts. The landlord is obligated to rehabilitate the existing building and the Company expects that the lease term will begin in November 2015 and extend through April 2028. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $47 million. Pursuant to the terms of the lease, the landlord is responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements will be billed by the landlord to the Company as additional rent. The Company estimates these excess costs to be approximately $7 million. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable, unsecured standby letter of credit. The lease includes an option to extend the original term of the lease for two successive five year periods.

In May 2015, the Company entered into an agreement to sublease a portion of the office space it currently leases in its Dublin, Ireland office. The sublease term began in May 2015 and extends to August 2017 which aligns with the non-cancelable term of the Company’s head lease. The tenant will pay $0.2 million per year, which recovers the Company’s costs under the remaining term.

Rent expense under all leases was $1.7 million and $1.9 million for the three months ended June 30, 2014 and 2015, respectively, and $3.4 million and $3.8 million for the six month ended June 30, 2014 and 2015, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $1.2 million and $1.6 million for the three months ended June 30, 2014 and 2015, respectively, and $2.4 million and $3.0 million for the six months ended June 30, 2014 and 2015, respectively.

Future minimum lease payments at June 30, 2015 under non-cancelable operating leases, including one year commitments associated with the Company’s hosting services arrangements, are approximately as follows (in thousands):

Years Ending December 31
2015 (Six months ending December 31)	$5,820
2016	10,701
2017	10,348
2018	10,381
2019	9,829
Thereafter	53,267

Total minimum lease payments	100,346
Less: Sublease income	500

Total minimum lease payments, net	$99,846

Litigation — The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

On April 24, 2015, the Company entered into a Settlement Agreement with Sensory Technologies, LLC, or Sensory, whereby Sensory agreed to assign its JOIN ® trademark to the Company and the parties agreed to mutually release each other from any and all claims related to the complaint filed by Sensory against the Company in the U.S. District Court for the Southern District of Indiana on August 26, 2014. In the second quarter of 2015, the Company paid Sensory a one-time fee of $8.3 million, $4.7 million of which was reimbursed by the Company’s insurance provider, in connection with the Settlement Agreement. The Company believed that the JOIN ® trademark had de minimis value and therefore expensed $3.6 million in the first quarter of 2015 as legal settlement expense.

On August 28, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Eastern District of California (Case No. 1:14-cv-01355) by an individual on behalf of himself and on behalf of all other similarly situated individuals, or collectively, the Ignition Plaintiffs. The Ignition Plaintiffs filed a first amended complaint on February 17, 2015, which included claims made under California’s False Advertising Act and Unfair Competition Law relating to the Company’s sale of its Ignition for iOS application, or the App, and the Ignition Plaintiffs’ continued use of the App. On May 6, 2015, the Ignition Plaintiffs filed a second amended complaint. The Ignition Plaintiffs’ second amended complaint seeks restitution, damages in an unspecified amount, attorney’s fees and costs, and unspecified equitable and injunctive relief. The Company believes it has meritorious defenses to the claims and intends to defend the lawsuit vigorously. Given the inherent unpredictability of litigation and the fact that this litigation is still in its early stages, the Company is unable to predict the outcome of this litigation or reasonably estimate a possible loss or range of loss associated with this litigation at this time.

On June 29, 2015, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California (Case No. 5:15-cv-01258) by an individual on behalf of himself and on behalf of all other similarly situated individuals, or collectively, the Central Plaintiffs, under California’s Automatic Purchase Renewal Statute and Unfair Competition Law related to pricing changes and billing practices for subscriptions to the Company’s LogMeIn Central service. The Plaintiffs’ complaint seeks restitution, damages in an unspecified amount, attorney’s fees and costs, and unspecified equitable and injunctive relief. The Company believes it has meritorious defenses to the claims and intends to defend the lawsuit vigorously. Given the inherent unpredictability of litigation and the fact that this litigation is still in its early stages, the Company is unable to predict the outcome of this litigation or reasonably estimate a possible loss or range of loss associated with this litigation at this time.

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

11. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income for the six months ended June 30, 2015 consisted of the following (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2014	$(82)	$(3,035)	$(3,117)
Other comprehensive income (loss)	114	(1,532)	(1,418)

Balance at March 31, 2015	32	(4,567)	(4,535)
Other comprehensive income (loss)	(15)	231	216

Balance at June 30, 2015	$17	$(4,336)	$(4,319)

There were no material reclassifications as of June 30, 2015.

12. Credit Facility

On February 18, 2015, the Company entered into a multi-currency credit agreement with a syndicate of banks, financial institutions and other lending entities (the “Credit Facility”), pursuant to which a secured revolving credit facility up to $100 million in the aggregate shall be available to the Company. The Credit Facility may be increased by up to an additional $50 million if the existing or additional lenders are willing to make such increased commitments. The Credit Facility shall be available to the Company on a revolving basis during the period commencing on February 18, 2015 through February 18, 2020. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and costs in the case of Eurodollar rate loans. The Company and its subsidiaries expect to use the Credit Facility for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital. As of June 30, 2015, no amounts had been drawn against the Credit Facility.

The currencies that are currently available for borrowing under the Credit Facility are U.S Dollars, Euros, and British Pound Sterling. Additional currencies may be added with the approval of all lenders under the Credit Facility. The maximum amount of borrowings in currencies other than U.S. Dollars is $20 million. Interest rates for U.S. Dollar loans under the Credit Facility are determined, at the option of the Company, by reference to a Eurodollar rate or a base rate, and range from 1.50% to 2.00% above the Eurodollar rate for Eurodollar-based borrowings or from 0.50% to 1.00% above the defined base rate for base rate borrowings, in each case based upon the Company’s total leverage ratio. Interest rates for loans in currencies other than U.S. Dollars range from 1.50% to 2.00% above the respective London Interbank Offered Rates, or LIBOR, for those currencies, also based on the Company’s total leverage ratio. The quarterly commitment fee on the undrawn portion of the Credit Facility ranges from 0.20% to 0.30% per annum, based upon the Company’s total leverage ratio.

The Credit Facility contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, change the nature of its business, make investments and acquisitions, pay dividends or make distributions, or enter into certain transactions with affiliates, in each case subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Credit Facility. The Credit Facility also imposes limits on capital expenditures of the Company and its subsidiaries and requires the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio, each as further defined in the Credit Facility. As of June 30, 2015, the Company was in compliance with all financial and operating covenants of the Credit Facility.

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

Overview

LogMeIn simplifies how people connect to each other and the world around them by providing a portfolio of cloud-based service offerings which make it possible for people and businesses to simply and securely connect to their workplace, colleagues, customers and products. Our services free millions of people to work from virtually anywhere on any Internet enabled device, empower IT professionals to securely embrace today’s mobile and cloud-centric workplace, transform how companies engage and support their customers, and help businesses bring the next generation of connected products to market. These services range from free downloadable mobile and web-based collaboration apps to enterprise grade professional helpdesk solutions to a cloud-based platform for the Internet of Things, all of which are accessible from anywhere with an Internet connection.

We offer both free and fee-based, or premium, services. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, online search, off-line advertising, broadcast advertising, the conversion of free users and expiring free trials to paid subscriptions and direct marketing to new and existing customers. We complement our free services with our fee-based, or premium, services that can be easily accessed by users via time-bound free trials. The majority of these premium services are sold on an annual or monthly subscription basis.

We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers, customer service centers, original equipment manufacturers, or OEMs, and consumers and, to a lesser extent, from the delivery of professional services primarily related to our Xively business. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the six months ended June 30, 2014, we generated revenues of $104.0 million, compared to $125.9 million for the six months ended June 30, 2015, an increase of 21%. In the fiscal year 2014, we generated revenues of $222.0 million.

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

Sources of Revenue

We derive our revenue primarily from subscription fees for our premium services from SMBs, IT service providers, mobile carriers, customer service centers, original equipment manufacturers, or OEMs, and consumers and to a lesser extent, from the delivery of professional services primarily related to our Xively business. The majority of our customers subscribe to our services on an annual basis and pay in advance, typically with a credit card, for their subscription. A smaller percentage of our customers subscribe to our services on a monthly basis through either month-to-month commitments or annual commitments that are then paid monthly with a credit card. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period. For the three and six months ended June 30, 2015, our gross annualized renewal rate was approximately 80%. We calculate our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. We expect our gross renewal rate to remain relatively consistent as we continue to invest in our products, customer support organization, and related retention programs.

Employees

We have increased our number of full-time employees to 916 at June 30, 2015 as compared to 804 at December 31, 2014 and 748 at June 30, 2014.

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

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, rent expense primarily related to our offices in Hungary, consulting fees associated with outsourced development projects, travel-related costs, and depreciation of assets. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Hungary. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized costs of $0.9 million and $1.7 million for the six months ended June 30, 2014 and 2015, respectively, related to internally developed computer software to be sold as a service, which were incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our services but will remain relatively constant as a percentage of revenue.

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

General and Administrative. General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, legal, finance and accounting personnel, professional fees, insurance and other corporate expenses. We expect general and administrative expenses related to personnel, recruiting, internal information systems, audit, accounting and insurance costs will increase as we continue to support the growth of our business. Additionally, general and administrative expenses related to litigation may increase in connection with our defense against the legal claims described in Part II, Item 1 and Note 10 to the Condensed Consolidated Financial Statements. We expect that general and administrative expenses will increase in absolute dollars but remain relatively constant as a percentage of revenue.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•	Revenue recognition;

•	Income taxes;

•	Goodwill and acquired intangible assets;

•	Stock-based compensation; and

•	Loss contingencies.

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2015	2014	2015
Revenue	100%	100%	100%	100%
Cost of revenue	13	13	13	13

Gross profit	87	87	87	87

Operating expenses:
Research and development	15	16	14	15
Sales and marketing	56	54	57	55
General and administrative	14	13	14	12
Legal settlements	—	—	—	3
Amortization of acquired intangibles	—	—	—	1

Total operating expenses	85	83	85	86

Income from operations	2	4	2	1
Interest and other income, net	—	—	—	1

Income before income taxes	2	4	2	2
Benefit from (provision for) income taxes	—	—	—	—

Net income	2%	4%	2%	2%

Three Months Ended June 30, 2014 and 2015

Revenue. Revenue increased $9.9 million, or 18%, from $55.0 million for the three months ended June 30, 2014 to $64.8 million for the three months ended June 30, 2015. This increase was primarily attributable to new customer purchases of join.me, existing customers who previously purchased LogMeIn Pro at introductory prices and subsequently have renewed at higher price points, and from new customers who purchased, and existing customers who upgraded to, our improved LogMeIn Central offering.

Cost of Revenue. Cost of revenue increased $1.1 million, or 15%, from $7.4 million for the three months ended June 30, 2014 to $8.5 million for the three months ended June 30, 2015. As a percentage of revenue, cost of revenue was 13% for the three months ended June 30, 2014 and 2015. The increase in absolute dollars was primarily due to a $0.9 million increase in hosting costs associated with managing our data centers and hosting our services as a result of an increase in both the number of customers using our services and the total number of devices that connected to our services. The total increase was also due to a $0.4 million increase in personnel-related costs, including salary, wages, bonus and benefits and taxes, recruiting and relocation expense, as we increased the number of customer support employees to support our overall growth, and a $0.3 million increase in consulting fees. These costs were partially offset by a $0.5 million decrease in contingent retention-based bonuses incurred in connection with the Ionia acquisition and a $0.2 million decrease in amortization expense of intangible assets. Included in the increase in personnel-related costs is a $0.2 million increase in stock-based compensation expense.

Research and Development Expenses. Research and development expenses increased $2.3 million, or 29%, from $8.0 million for the three months ended June 30, 2014 to $10.3 million for the three months ended June 30, 2015. As a percentage of revenue, research and development expenses were 15% and 16% for the three months ended June 30, 2014 and 2015, respectively. The increase in absolute dollars was primarily due to a $1.5 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes, as we increased the number of research and development employees to support our overall growth. The total increase was also due to a $0.4 million increase in contingent bonus expense, primarily related to the Meldium acquisition, a $0.3 million increase in consulting fees, and a $0.2 million increase in travel-related and department meetings costs. These costs were partially offset by a $0.3 million increase in costs related to internally developed computer software to be sold as a service which were incurred during the application development stage and therefore capitalized rather than expensed. Included in the increase in personnel-related costs is a $0.5 million increase in stock-based compensation expense.

Sales and Marketing Expenses. Sales and marketing expenses increased $3.6 million, or 11%, from $31.1 million for the three months ended June 30, 2014 to $34.6 million for the three months ended June 30, 2015. As a percentage of revenue, sales and marketing expenses were 56% and 54% for the three months ended June 30, 2014 and 2015, respectively. The increase in absolute dollars was primarily due to a $2.1 million increase in personnel-related and recruiting costs, including salary, wages, commissions, bonus, and benefits and taxes, from the hiring of additional employees to support our growth in sales and to expand our marketing efforts. The total increase was also due to a $0.5 million increase in consulting fees, a $0.3 million increase in credit card transaction fees related to an increase in e-commerce sales, a $0.3 million increase in hardware and software maintenance costs, and a $0.3 million increase in contingent bonus expense, primarily related to the Meldium and Zamurai acquisitions. These costs were partially offset by a $0.3 million decrease in marketing program costs.

General and Administrative Expenses. General and administrative expenses increased $1.2 million, or 16%, from $7.4 million for the three months ended June 30, 2014 to $8.6 million for the three months ended June 30, 2015. As a percentage of revenue, general and administrative expenses were 14% and 13% for the three months ended June 30, 2014 and 2015, respectively. The increase in absolute dollars was primarily due to a $0.7 million increase in personnel-related and recruiting costs, including salary, wages, bonus, and benefits and taxes, as we increased the number of general and administrative employees to support our overall growth. The total increase was also due to a $0.3 million increase in both legal and consulting fees. Included in the increase in personnel-related costs is a $0.3 million increase in stock-based compensation expense.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $0.3 million for the three months ended June 30, 2014 and 2015, respectively, primarily related to the intangible assets acquired in the Ionia and Bold acquisitions.

Interest and Other Income, Net. Interest and other income, net was $0.4 million and $0.3 million for the three months ended June 30, 2014 and 2015, respectively. The decrease was primarily due to the amortization of financing fees related to our Credit Facility.

Income Taxes. For the three months ended June 30, 2014 and 2015, our effective tax rate was a benefit of 15%, or $0.2 million, on pre-tax earnings of $1.2 million and a provision of 17%, or $0.5 million, on pre-tax earnings of $2.9 million, respectively. Our effective income tax rates are lower than the U.S. federal statutory rate of 35% primarily due to profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2014 and June 30, 2015, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary. This entity has historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

Net Income. We recognized net income of $1.3 million for the three months ended June 30, 2014 compared to net income of $2.4 million for the three months ended June 30, 2015.

Six Months Ended June 30, 2014 and 2015

Revenue. Revenue increased $21.9 million, or 21%, from $104.0 million for the six months ended June 30, 2014 to $125.9 million for the six months ended June 30, 2015. This increase was primarily attributable to new customer purchases of join.me, existing customers who previously purchased LogMeIn Pro at introductory prices and subsequently have renewed at higher price points, and from new customers that purchased and existing customers that upgraded to our new LogMeIn Central offering.

Cost of Revenue. Cost of revenue increased $3.0 million, or 22%, from $13.5 million for the six months ended June 30, 2014 to $16.5 million for the six months ended June 30, 2015. As a percentage of revenue, cost of revenue was 13% for the six months ended June 30, 2014 and 2015, respectively. The increase in absolute dollars was primarily due to a $1.3 million increase in hosting costs associated with managing our data centers and hosting our services as a result of an increase in both the number of customers using our services and the total number of devices that connected to our services. The increase was also due to a $0.9 million increase in personnel-related costs, including salary, wages, bonus and benefits and taxes, recruiting and relocation expense, as we retained professional services employees from the Ionia acquisition and increased the number of customer support employees to support our overall growth, a $0.6 million increase in consulting fees, and a $0.2 million increase in rent expense. Included in the increase in personnel-related costs is a $0.3 million increase in stock-based compensation expense.

Research and Development Expenses. Research and development expenses increased $4.7 million, or 32%, from $14.7 million for the six months ended June 30, 2014 to $19.4 million for the six months ended June 30, 2015. As a percentage of revenue, research and development expenses were 14% and 15% for the six months ended June 30, 2014 and 2015, respectively. The increase in absolute dollars was primarily due to a $3.4 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes, as we increased the number of research and development employees to support our overall growth. The increase was also due to a $1.0 million increase in contingent bonus expense, primarily related to the Meldium acquisition, a $0.4 million increase in travel-related and department meetings costs, a $0.3 million increase in consulting fees and a $0.2 million increase in rent expense. These costs were partially offset by a $0.8 million increase in costs related to internally developed computer software to be sold as a service which were incurred during the application development stage and therefore capitalized rather than expensed. Included in the increase in personnel-related costs is a $1.1 million increase in stock-based compensation expense.

Sales and Marketing Expense. Sales and marketing expenses increased $10.2 million, or 17%, from $58.8 million for the six months ended June 30, 2014 to $69.0 million for the six months ended June 30, 2015. As a percentage of revenue, sales and marketing expenses were 57% and 55% for the six months ended June 30, 2014 and 2015, respectively. The increase in absolute dollars was primarily due to a $4.4 million increase in personnel-related and recruiting costs, including salary, wages, commissions, bonus, and benefits and taxes, from the hiring of additional employees to support our growth in sales and to expand our marketing efforts. The total increase in sales and marketing expense was also due to a $1.5 million increase in consulting fees, a $1.2 million increase in credit card transaction fees related to an increase in e-commerce sales, a $1.1 million increase in marketing program costs, a $0.7 million increase in contingent bonus expense, primarily related to the Meldium and Zamurai acquisitions, a $0.7 million increase in hardware and software maintenance costs, a $0.3 million increase in travel-related and department meetings costs and a $0.2 million increase in rent expense.

General and Administrative Expenses. General and administrative expenses increased $1.2 million, or 9%, from $14.1 million for the six months ended June 30, 2014 to $15.3 million for the six months ended June 30, 2015. As a percentage of revenue, general and administrative expenses were 14% and 12% for the six months ended June 30, 2014 and 2015, respectively. The increase in absolute dollars was primarily due to a $1.0 million increase in personnel-related and recruiting costs, including salary, wages, bonus, and benefits and taxes, as we increased the number of general and administrative employees to support our overall growth. The total increase in general and administrative expense was also due to a $0.6 million increase in legal fees, a $0.2 million increase in consulting fees, a $0.1 million increase in hardware and software maintenance costs, and a $0.1 million increase in travel-related and department meetings costs. These increases were partially offset by a $1.0 million decrease in stock-based compensation expense, primarily due to the departure of a key executive.

Legal Settlement Expenses. Legal settlement expenses for the six months ended June 30, 2015 were $3.6 million and were associated with the Sensory Settlement Agreement (see Note 10 to the Condensed Consolidated Financial Statements and Part II, Item 1 entitled “Legal Proceedings”).

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $0.5 million and $0.6 million for the six months ended June 30, 2014 and 2015, respectively, primarily related to the intangible assets acquired in the Ionia and Bold acquisitions.

Interest and Other Income, Net. Interest and other income, net was $0.5 million and $1.7 million for the six months ended June 30, 2014 and 2015, respectively. The increase was primarily due to an increase in realized and unrealized foreign currency gains resulting from multi-currency settlements occurring during the period, and, to a lesser extent, an increase in interest income earned on marketable securities. These increases were offset by the amortization of financing fees related to our Credit Facility.

Income Taxes. For the six months ended June 30, 2014 and 2015, our effective tax rate was 18%, or $0.5 million, on pre-tax earnings of $2.8 million and 17% or $0.5 million, on pre-tax earnings of $3.3 million, respectively. Our effective income tax rates for the six months ended June 30, 2014 and 2015 are lower than the U.S. federal statutory rate of 35% primarily due to profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2014 and June 30, 2015, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary. This entity has historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

Net Income. We recognized net income of approximately $2.3 million for the six months ended June 30, 2014 compared to net income of $2.8 million for the six months ended June 30, 2015.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods below (in thousands):

	Six Months Ended June 30,
	2014	2015
Net cash provided by operations	$45,402	$58,565
Net cash used in investing activities	(13,288)	(8,674)
Net cash used in financing activities	(200)	(10,333)
Effect of exchange rate changes	(343)	(4,376)

Net increase in cash	$31,571	$35,182

At June 30, 2015, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $236.5 million, of which $166.2 million was in the United States and $70.3 million was held by our international subsidiaries.

Cash Flows From Operating Activities

Net cash inflows from operating activities during the six months ended June 30, 2014 were attributable to a $23.4 million increase in deferred revenue associated with upfront payments received from our customers, a $2.6 million decrease in accounts receivable and net income of $2.3 million. Additionally, included in cash inflows from operating activities are add-backs of noncash expense items, including $12.2 million for stock compensation and $5.5 million for depreciation and amortization.

Net cash inflows from operating activities during the six months ended June 30, 2015 were mainly attributable to a $34.3 million increase in deferred revenue associated with upfront payments received from our customers, a $4.4 million increase in accounts payable, a $3.5 million decrease in accounts receivable and net income of $2.8 million. These cash inflows are partially offset by a $3.8 million decrease in accrued liabilities and a $2.5 million increase in prepaid expenses and other current assets. The decrease in accrued liabilities is primarily driven by bonus payments made in January 2015, which were accrued at December 31, 2014. The increase in prepaid expenses and other current assets is primarily driven by a $1.4 million increase in prepaid software subscription and maintenance fees and a $0.8 million increase in prepaid tax. Additionally, included in net cash inflows from operating activities are add-backs of non-cash charges, including $12.6 million for stock-based compensation expense and $5.9 million for depreciation and amortization. We expect that our future cash flows from operating activities will be impacted by the contingent payments associated with our Ionia, Meldium and Zamurai acquisitions. Future cash flows from operating activities may also be impacted by the payment of litigation related costs associated with our defense against the claims described in Note 10 to the Condensed Consolidated Financial Statements and Part II, Item 1 entitled “Legal Proceedings”.

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

Net cash used in investing for the six months ended June 30, 2015 was primarily attributable to payments totaling $6.6 million in property and equipment related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure, and the expansion of our offices. Net cash used in investing activities also related to $1.9 million in intangible asset additions for capitalized costs related to internally developed computer software to be sold as a service which were incurred during the application development stage.

Cash Flows From Financing Activities

Net cash used in financing activities for the six months ended June 30, 2014 was primarily related to $6.9 million for the purchase of treasury stock as well as $3.6 million for payroll taxes paid related to vesting of restricted stock units, offset by $10.3 million in proceeds received from the issuance of common stock upon exercise of stock options.

Net cash used by financing activities for the six months ended June 30, 2015 was primarily related to $14.7 million for the purchase of treasury stock pursuant to our share repurchase program, the payment of $6.9 million for payroll taxes related to vesting of restricted stock units, and the payment of $0.8 million in deferred financing costs. These payments were offset by $12.3 million in proceeds received from the issuance of common stock upon exercise of stock options.

We also have available a multi-currency Credit Facility with a syndicate of banks, financial institutions and other lending entities that provides for a secured revolving line of credit of up to $100 million, and may be increased by an additional $50 million subject to further commitment from the lenders. The Credit Facility matures on February 18, 2020 and includes certain financial covenants with which we must comply. As of June 30, 2015, we did not have outstanding borrowings under the Credit Facility. We expect to use the Credit Facility for general corporate purposes, including the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital. See Note 12 to our Condensed Consolidated Financial Statements for additional details.

Future Expectations

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

In addition to our condensed consolidated financial statements prepared in accordance with GAAP, to date, we have considered the following non-GAAP financial measures to be key indicators of our financial performance:

•	“Non-GAAP operating income,” which we define as GAAP income (loss) from operations less acquisition related costs and amortization, stock-based compensation expense, and litigation related expenses;

•	“Adjusted EBITDA,” which we define as GAAP net income, less interest income and other expense (net), provision for (benefit from) income taxes, depreciation and amortization expenses, acquisition related costs, stock-based compensation expense, and litigation related expenses;

•	“Non-GAAP net income,” which we define as GAAP net income excluding stock-based compensation expense, litigation related expense, and acquisition related costs and amortization, less the tax effect of the non-GAAP items; and

•	“Non-GAAP earnings per share,” which we define as non-GAAP net income divided by diluted average weighted shares outstanding.

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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Non-GAAP Operating income	2014	2015	2014	2015
GAAP Income from operations	$782	$2,549	$2,380	$1,585
Add Back:
Stock-based compensation expense	6,713	7,714	12,151	12,567
Litigation related expenses	181	326	244	4,585
Acquisition related costs and amortization	2,012	1,991	3,152	4,504

Non-GAAP Operating income	$9,688	$12,580	$17,927	$23,241

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Adjusted EBITDA	2014	2015	2014	2015
GAAP Net income	$1,330	$2,388	$2,334	$2,760
Add Back:
Stock-based compensation expense	6,713	7,714	12,151	12,567
Litigation related expenses	181	326	244	4,585
Acquisition related costs	756	1,001	1,055	2,529
Interest income and other income, net	(373)	(323)	(456)	(1,722)
Income tax (benefit) expense	(175)	484	502	547
Depreciation and amortization expense	3,027	3,057	5,499	5,934

Adjusted EBITDA	$11,459	$14,647	$21,329	$27,200

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Non-GAAP Net income	2014	2015	2014	2015
GAAP Net income	$1,330	$2,388	$2,334	$2,760
Add Back:
Stock-based compensation expense	6,713	7,714	12,151	12,567
Litigation related expenses	181	326	244	4,585
Acquisition related costs and amortization	2,012	1,991	3,152	4,504
Less:
Income tax effect of non-GAAP items	(2,924)	(3,358)	(5,072)	(6,842)

Non-GAAP Net income	$7,312	$9,061	$12,809	$17,574

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Non-GAAP Earnings per share	2014	2015	2014	2015
GAAP Diluted earnings per share	$0.05	$0.09	$0.09	$0.11
Add Back:
Stock-based compensation expense	0.27	0.30	0.49	0.49
Litigation related expenses	0.01	0.01	0.01	0.18
Acquisition related costs and amortization	0.08	0.08	0.13	0.18
Less:
Income tax effect of non-GAAP items	(0.12)	(0.13)	(0.21)	(0.27)

Non-GAAP Earnings per share	$0.29	$0.35	$0.51	$0.69

Shares used in computing diluted net income per share	25,159	25,673	24,890	25,615

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)(1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$96,128	$7,577	$19,093	$20,785	$48,673
Hosting service agreements	4,218	3,589	629	—	—

Total	$100,346	$11,166	$19,722	$20,785	$48,673

(1)	Excluded from the table above is $0.8 million related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.

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

In December 2014, we entered into a lease for new office space in Boston, Massachusetts. The landlord is obligated to rehabilitate the existing building and we expect that the lease term will begin in November 2015 and extend through April 2028. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $47 million. Pursuant to the terms of the lease, the landlord is responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements will be billed by the landlord to us as additional rent. We estimate these excess costs to be approximately $7 million. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable, unsecured standby letter of credit. The lease includes an option to extend the original term of the lease for two successive five year periods.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment; real estate; or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for us on January 1, 2018 with early adoption permitted, but not earlier than January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our condensed consolidated financial statements.

On June 19, 2014, the FASB issued ASU 2014-12, Stock Compensation (“ASU 2014-12”), providing guidance on accounting for share-based payment awards when the terms of an award provide that a performance target could be achieved after the requisite service period. The update clarifies that performance targets that can be achieved after the requisite service period of a share-based payment award be treated as performance conditions that affect vesting. These awards should be accounted for under Accounting Standards Codification Topic 718, Compensation — Stock Compensation , and existing guidance should be applied as it relates to awards with performance conditions that affect vesting. The update is effective for us for the interim and annual periods beginning after December 15, 2015. We are currently evaluating the impact of the adoption of this standard, if any, on our condensed consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a majority of our non-U.S. sales are recorded by our Irish subsidiary and as we incur significant operating expenses in our foreign subsidiaries including our Hungarian research and development facilities and our sales and marketing operations in Ireland, the United Kingdom, Australia and India. For the six months ended June 30, 2014 and 2015, approximately 33% and 30%, respectively, of our revenues were generated by our Irish subsidiary and approximately 30% and 25%, respectively, of our operating expenses occurred in our international operations in Hungary, Ireland, the United Kingdom, Australia, India and Brazil.

Currently, our largest exposure to foreign currency exchange rate risk relates to the Euro, British Pound and the Hungarian Forint. To date, changes in foreign currency exchange rates have not had a material impact on our operations, and we estimate that a change of 20% or less in foreign currency exchange rates would not materially affect our operations. At this time we do not, but may in the future, enter into any foreign currency hedging programs or instruments that would hedge or help offset such foreign currency exchange rate risk.

At June 30, 2015, cash and cash equivalents and short-term marketable securities totaled $236.5 million, of which $166.2 million was held in the United States and $70.3 million was held by our international subsidiaries.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 26, 2014, Sensory Technologies, LLC, or Sensory, filed a complaint against us in the U.S. District Court for the Southern District of Indiana (Case No. 1:14-cv-1406). The complaint, which was served upon us on August 27, 2014, alleged, among other things, that we infringed upon Sensory’s JOIN ® trademark, which was registered to Sensory under U.S. Trademark Registration No. 3622883. The complaint sought damages in an unspecified amount and injunctive relief. On April 24, 2015, we entered into a Settlement Agreement with Sensory, whereby Sensory agreed to assign the JOIN ® trademark to us and the parties agreed to mutually release each other from any and all claims related to the case. In the second quarter of 2015, we agreed to pay Sensory a one-time fee of $8.3 million, $4.7 million of which was reimbursed by our insurance provider, in connection with the Settlement Agreement. As a result, on April 27, 2015, the parties filed a joint motion with the U.S. District Court for the Southern District of Indiana and the case was dismissed with prejudice.

On August 28, 2014, a putative class action complaint was filed against us in the U.S. District Court for the Eastern District of California (Case No. 1:14-cv-01355) by an individual on behalf of himself and on behalf of all other similarly situated individuals, or collectively, the Ignition Plaintiffs. The Ignition Plaintiffs filed a first amended complaint on February 17, 2015, which included claims made under California’s False Advertising Act and Unfair Competition Law relating to our sale of the Ignition for iOS application, or the App, and the Ignition Plaintiffs’ continued use of the App. On May 6, 2015, the Ignition Plaintiffs filed a second amended complaint. The Ignition Plaintiffs’ second amended complaint seeks restitution, damages in an unspecified amount, attorney’s fees and costs, and unspecified equitable and injunctive relief. We believe we have meritorious defenses to the claims and intend to defend the lawsuit vigorously.

On June 29, 2015, a putative class action complaint was filed against us in the U.S. District Court for the Central District of California (Case No. 5:15-cv-01258) by an individual on behalf of himself and on behalf of all other similarly situated individuals, or collectively, the Central Plaintiffs, under California’s Automatic Purchase Renewal Statute and Unfair Competition Law related to pricing changes and billing practices for subscriptions to our LogMeIn Central service. The Plaintiffs’ complaint seeks restitution, damages in an unspecified amount, attorney’s fees and costs, and unspecified equitable and injunctive relief. We believe we have meritorious defenses to the claims and intend to defend the lawsuit vigorously.

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

We reported a net loss of $7.7 million for fiscal 2013, primarily due to patent litigation related expenses, and we reported net income of $8.0 million for the year ended December 31, 2014. For the six months ended June 30, 2015 we reported net income of $2.8 million. However, given our operating history, we cannot be certain that we will be able to maintain this profitability in the future. Our growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including, but not limited to, unforeseen expenses, operating difficulties, complications and delays or due to the other risks described in this report. Accordingly, we may not be able to maintain our profitability, and we may incur significant losses for the foreseeable future.

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

We compete with larger, more established competitors like Citrix Systems, WebEx (a division of Cisco Systems), Microsoft, IBM, Apple, Google and Adobe. Certain of our services also compete directly with competitors such as GFI, TeamViewer, Splashtop, OKTA, BlueJeans, LivePerson, Dropbox, BOX, SugarSync and PTC. Many of our actual and potential competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied services and larger marketing budgets, as well as greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships and access to larger customer bases, and have major distribution agreements with consultants, system integrators and resellers. If we are not able to compete effectively, our operating results will be harmed.

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

Our stock price may be volatile, and the market price of our common stock may drop in the future

Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until July 23, 2015, our common stock has traded as high as $70.00 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended June 30, 2015.

(b)	Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the three months ended June 30, 2015.

(c)	Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(1)
April 1, 2015 — April 30, 2015	63,000	$58.09	63,000	$65,705,174
May 1, 2015 — May 31, 2015	60,000	$64.74	60,000	$61,820,876
June 1, 2015 — June 30, 2015	33,000	$64.33	33,000	$59,698,115

Total	156,000	$61.97	156,000

(1)	Effective October 20, 2014, our board of directors approved a $75 million share repurchase program, which was in addition to our preexisting $50 million share repurchase program which had previously been approved on August 13, 2013. Share repurchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. During the six months ended June 30, 2015, we repurchased 249,400 shares of our common stock.

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

LOGMEIN, INC.

Date: July 24, 2015	By:	/s/ Michael K. Simon
Michael K. Simon
Chief Executive Officer (Principal Executive Officer)

Date: July 24, 2015	By:	/s/ Edward K. Herdiech
Edward K. Herdiech
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.