Form 10-Q
period 2015-09-30
LogMeIn, Inc.
filed 2015-10-23
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October 19, 2015, there were 25,061,209 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

Part I. Financial Information

Item 1.	Financial Statements

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2014	September 30, 2015
ASSETS
Current assets:
Cash and cash equivalents	$100,960	$160,412
Marketable securities	100,209	85,280
Accounts receivable (net of allowance for doubtful accounts of $301 and $295 as of December 31, 2014 and September 30, 2015, respectively)	18,286	15,892
Prepaid expenses and other current assets	4,545	8,590
Restricted cash, current portion	1,492	—
Deferred income tax assets	5,403	5,372

Total current assets	230,895	275,546
Property and equipment, net	13,476	18,742
Restricted cash, net of current portion	2,531	2,474
Intangibles, net	18,983	17,622
Goodwill	37,928	37,928
Other assets	4,756	5,632
Deferred income tax assets	9,280	9,218

Total assets	$317,849	$367,162

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,055	$10,977
Accrued liabilities	29,482	27,817
Deferred revenue, current portion	101,672	133,815

Total current liabilities	138,209	172,609
Deferred revenue, net of current portion	3,578	3,227
Other long-term liabilities	2,218	1,570

Total liabilities	144,005	177,406

Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value — 5,000,000 shares authorized, 0 shares outstanding as of December 31, 2014 and September 30, 2015	—	—
Equity:
Common stock, $0.01 par value - 75,000,000 shares authorized as of December 31, 2014 and September 30, 2015; 26,530,977 and 27,411,488 shares issued as of December 31, 2014 and September 30, 2015, respectively; 24,418,760 and 25,049,871 outstanding as of December 31, 2014 and September 30, 2015, respectively	267	278
Additional paid-in capital	237,203	260,746
Retained earnings	6,516	14,839
Accumulated other comprehensive loss	(3,117)	(4,350)
Treasury stock, at cost - 2,112,217 and 2,361,617 shares as of December 31, 2014 and September 30, 2015, respectively	(67,025)	(81,757)

Total equity	173,844	189,756

Total liabilities and equity	$317,849	$367,162

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenue	$58,062	$69,573	$162,057	$195,516
Cost of revenue	7,334	8,678	20,851	25,195

Gross profit	50,728	60,895	141,206	170,321

Operating expenses
Research and development	9,751	10,379	24,436	29,758
Sales and marketing	30,091	33,929	88,854	102,919
General and administrative	7,887	8,457	22,012	23,771
Legal settlements	—	—	—	3,600
Amortization of acquired intangibles	228	286	753	844

Total operating expenses	47,957	53,051	136,055	160,892

Income from operations	2,771	7,844	5,151	9,429
Interest income, net	167	177	427	529
Other income (expense)	6	(649)	202	720

Income before income taxes	2,944	7,372	5,780	10,678
Provision for income taxes	(636)	(1,809)	(1,138)	(2,355)

Net income	$2,308	$5,563	$4,642	$8,323

Net income per share:
Basic	$0.09	$0.22	$0.19	$0.34
Diluted	$0.09	$0.22	$0.18	$0.32
Weighted average shares outstanding:
Basic	24,592,053	24,954,935	24,381,859	24,733,126
Diluted	25,203,594	25,768,488	25,105,164	25,678,198

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Net income	$2,308	$5,563	$4,642	$8,323

Other comprehensive income (loss):
Net unrealized (losses) gains on marketable securities, (net of tax benefit of $43 and tax provision of $5 for the three months ended September 30, 2014 and 2015; and net of tax benefit of $40 and tax provision of $62 for the nine months ended September 30, 2014 and 2015)	(76)	10	(70)	109
Net translation losses	(939)	(41)	(1,055)	(1,342)

Total other comprehensive loss	(1,015)	(31)	(1,125)	(1,233)

Comprehensive income	$1,293	$5,532	$3,517	$7,090

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2014	2015
Cash flows from operating activities
Net income	$4,642	$8,323
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,281	9,232
Amortization of premium on investments	178	239
Amortization of debt issuance costs	—	132
Provision for bad debts	52	52
Provision for deferred income taxes	516	14
Income tax benefit form the exercise of stock options	—	(216)
Stock-based compensation	18,421	19,235
Other, net	29	1
Changes in assets and liabilities:
Accounts receivable	1,824	1,931
Prepaid expenses and other current assets	(1,429)	(2,873)
Other assets	311	(282)
Accounts payable	584	3,021
Accrued liabilities	3,607	(2,822)
Deferred revenue	20,745	34,850
Other long-term liabilities	1,125	1,177

Net cash provided by operating activities	58,886	72,014

Cash flows from investing activities
Purchases of marketable securities	(49,973)	(57,170)
Proceeds from sale or disposal or maturity of marketable securities	50,000	72,042
Purchases of property and equipment	(5,697)	(10,922)
Intangible asset additions	(1,767)	(2,435)
Cash paid for acquisition, net of cash acquired	(22,449)	—
(Increase) decrease in restricted cash and deposits	(199)	1,488

Net cash (used in) provided by investing activities	(30,085)	3,003

Cash flows from financing activities
Proceeds from issuance of common stock upon option exercises	12,987	15,251
Income tax benefit form the exercise of stock options	6	216
Common stock withheld to satisfy income tax withholdings for restricted stock unit vesting	(5,290)	(11,148)
Payment of debt issuance costs	—	(977)
Payment of contingent consideration	—	(226)
Purchase of treasury stock	(26,042)	(14,732)

Net cash used in financing activities	(18,339)	(11,616)

Effect of exchange rate changes on cash and cash equivalents and restricted cash	(3,378)	(3,949)

Net increase in cash and cash equivalents	7,084	59,452
Cash and cash equivalents, beginning of period	89,257	100,960

Cash and cash equivalents, end of period	$96,341	$160,412

Supplemental disclosure of cash flow information
Cash paid for interest	$2	$2
Cash paid for income taxes	$887	$1,468
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,026	$2,269
Debt issuance costs included in accounts payable and accrued liabilities	$—	$11
Fair value of contingent consideration in connection with acquisition included in accrued liabilities and other long term liabilities	$242	$27

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of the Business

LogMeIn, Inc. (the “Company”) simplifies how people connect to each other and the world around them by providing a portfolio of cloud-based service offerings which makes it possible for people and businesses to simply and securely connect to their workplace, colleagues, customers and products. The Company’s product line includes AppGuru™, LogMeIn Backup®, BoldChat®, LogMeIn® Central™, Cubby™, LogMeIn Hamachi®, LogMeIn for iOS, join.me®, LastPass®, Meldium™, LogMeIn Pro®, RemotelyAnywhere®, LogMeIn Rescue®, LogMeIn® Rescue+Mobile™ and Xively™. The Company is headquartered in Boston, Massachusetts with wholly-owned subsidiaries located in Hungary, The Netherlands, Australia, the United Kingdom, Brazil, Bermuda, Japan, Ireland, and India.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2014 and September 30, 2015, marketable securities consisted of U.S. government agency securities and corporate bonds that have remaining maturities within two years and have an aggregate amortized cost of $100.3 million and $85.2 million, respectively. The marketable securities have an aggregate fair value of $100.2 million and $85.3 million, including $9,000 and $54,000 of unrealized gains and $138,000 and $12,000 of unrealized losses, respectively.

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

The Company’s multi-element arrangements typically include subscription and professional services, which may include development services. The Company evaluates each element within the arrangement to determine if they can be accounted for as separate units of accounting. If the delivered item or items have value to the customer on a standalone basis, either because they are sold separately by any vendor or the customer could resell the delivered item or items on a standalone basis, the Company has determined that the deliverables within these arrangements qualify for treatment as separate units of accounting. Accordingly, the Company recognizes revenue for each delivered item or items as a separate earnings process commencing when all of the significant performance obligations have been performed and when all of the revenue recognition criteria have been met. Professional services revenue recognized as a separate earnings process under multi-element arrangements has been immaterial to date. In cases where the Company has determined that the delivered items within its multi-element arrangements do not have value to the customer on a stand-alone basis, the arrangement is accounted for as a single unit of accounting and the related consideration is recognized ratably over the estimated customer life, commencing when all of the significant performance obligations have been delivered and when all of the revenue recognition criteria have been met. Revenue from arrangements that are accounted for as a single unit of accounting has been immaterial to date.

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

As of December 31, 2014, one customer accounted for 15% of accounts receivable and there were no customers that represented 10% or more of revenue. For the three and nine months ended September 30, 2014 and 2015, no customers accounted for more than 10% of revenue. As of September 30, 2015, no customers accounted for more than 10% of accounts receivable.

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of December 31, 2014, the fair value of the Company as a whole significantly exceeded the carrying amount of the Company. Through September 30, 2015, no impairments have occurred.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. The Company did not record any impairments for the nine months ended September 30, 2015.

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country, unless otherwise determined that the United States dollar would serve as a more appropriate functional currency given the economic operations of the entity. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency gains of $5,000 and $0.2 million for the three and nine months ended September 30, 2014, respectively, and foreign currency losses of $0.5 million and gains of $1.0 million for the three and nine months ended September 30, 2015, respectively, included in other income in the condensed consolidated statements of operations.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of both December 31, 2014 and September 30, 2015, the Company has provided for a liability of $0.7 million for uncertain tax positions. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

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

The Company’s revenue by geography (based on customer address) and by service cloud (product grouping) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
United States	$38,831	$48,721	$107,701	$137,194
United Kingdom	5,028	5,683	14,353	15,692
International—all other	14,203	15,169	40,003	42,630

Total revenue	$58,062	$69,573	$162,057	$195,516

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Collaboration cloud	$16,840	$22,930	$44,873	$63,148
IT Management cloud	19,501	23,718	54,193	65,718
Customer Engagement cloud	20,953	22,363	61,345	64,783
Other	768	562	1,646	1,867

Total revenue	$58,062	$69,573	$162,057	$195,516

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

In the ordinary course of business, the Company enters into agreements with certain customers that contractually obligate the Company to provide indemnifications of varying scope and terms with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements, from the services provided by the Company or claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is, in many cases, unlimited. Through September 30, 2015, the Company has not experienced any losses related to these indemnification obligations.

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

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net income per share because they had an anti-dilutive impact (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Options to purchase common shares	55	—	418	—
Restricted stock units	146	238	75	238

Total options and restricted stock units	201	238	493	238

Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2015	2014	2015
Basic:
Net income	$2,308	$5,563	$4,642	$8,323

Weighted average common shares outstanding, basic	24,592	24,955	24,382	24,733

Net income per share, basic	$0.09	$0.22	$0.19	$0.34

Diluted:
Net income	$2,308	$5,563	$4,642	$8,323

Weighted average common shares outstanding	24,592	24,955	24,382	24,733
Add: Common stock equivalents	612	813	723	945

Weighted average common shares outstanding, diluted	25,204	25,768	25,105	25,678

Net income per share, diluted	$0.09	$0.22	$0.18	$0.32

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

On April 7, 2015, the FASB issued ASU 2015-03, Interest- Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The standard requires an entity to present debt issuance costs on the balance sheets as a direct deduction from the related debt liability rather than as an asset, and the amortization is reported as interest expense. ASU 2015-03 is effective for fiscal periods beginning after December 15, 2015 (and interim periods therein). The Company does not believe the standard will have a material impact on its consolidated financial statements.

On April 15, 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). The standard clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. ASU 2015-05 is effective for annual periods (and interim periods therein) beginning after December 15, 2015, and early adoption is permitted. The Company does not expect to early adopt ASU 2015-05, which will be effective for its fiscal year ending December 31, 2016. The Company does not believe the standard will have a material impact on its consolidated financial statements.

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

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

	Fair Value Measurements at December 31, 2014 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents — money market funds	$13,139	$—	$—	$13,139
Cash equivalents — bank deposits	—	5,003	—	5,003
Short-term marketable securities:
U.S. government agency securities	59,903	19,950	—	79,853
Corporate bond securities	—	20,356	—	20,356
Contingent consideration liability	—	—	249	249

Total	$73,042	$45,309	$249	$118,600

	Fair Value Measurements at September 30, 2015 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents — money market funds	$6,129	$—	$—	$6,129
Cash equivalents — bank deposits	—	60	—	60
Short-term marketable securities:
U.S. government agency securities	30,145	38,005	—	68,150
Corporate bond securities	—	17,130	—	17,130
Contingent consideration liability	—	—	27	27

Total	$36,274	$55,195	$27	$91,496

Bank deposits, corporate bonds, and certain U.S. government agency securities are classified within the second level of the fair value hierarchy as the fair value of those assets are determined based upon quoted prices for similar assets.

The Level 3 liability consists of contingent consideration related to the August 27, 2014 acquisition of BBA, Inc., d/b/a Meldium, and the September 5, 2014 acquisition of Zamurai Corporation, each described in Note 4 below. The fair value of the contingent consideration was estimated by applying a probability based model, which utilizes significant inputs that are unobservable in the market. Key assumptions include a 12% discount rate and an assumption that the earn-out will be achieved. A reconciliation of the beginning and ending Level 3 liability is as follows:

Nine months ended September 30, 2015
Balance beginning of period	$249
Additions to Level 3	—
Payments	(226)
Change in fair value of contingent consideration liability	4

Balance end of period	$27

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

On August 27, 2014, the Company acquired BBA, Inc., d/b/a Meldium, or Meldium, a San Francisco, California-based provider of single sign-on password management software, through a merger transaction for a cash purchase price of $10.6 million plus contingent bonuses totaling up to $4.6 million, which are expected to be paid over a two-year period from the date of acquisition. The Company paid approximately $2.0 million of contingent payments during the nine months ended September 30, 2015.

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

The Company incurred $0.3 million and $0.4 million of acquisition-related costs which are included in general and administrative expense for the three and nine months ended September 30, 2014.

5. Goodwill and Intangible Assets

There was no change in the carrying amount of goodwill for the nine months ended September 30, 2015.

Intangible assets consist of the following (in thousands):

		December 31, 2014			September 30, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Trade names and trademarks	1-5 years	$806	$682	$124	$806	$775	$31
Customer relationships	5-8 years	5,229	2,546	2,683	5,229	3,120	2,109
Customer backlog	4 months	120	120	—	120	120	—
Domain names	5 years	907	507	400	915	632	283
Software	4 years	299	299	—	299	299	—
Completed technology	3-8 years	16,903	3,981	12,922	17,104	6,072	11,032
Technology and know-how	3 years	3,176	3,176	—	3,176	3,176	—
Documented know-how	4 years	280	57	223	280	110	170
Non-Compete agreements	5 years	162	71	91	162	104	58
Internally developed software	3 years	4,591	2,051	2,540	6,815	2,876	3,939

		$32,473	$13,490	$18,983	$34,906	$17,284	$17,622

The Company is amortizing the intangible assets based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. The intangible assets have estimated useful lives which range from four months to eight years.

The Company capitalized $0.4 million and $0.5 million during the three months ended September 30, 2014 and 2015, respectively, and $1.3 million and $2.2 million during the nine months ended September 30, 2014 and 2015, respectively, of costs related to internally developed computer software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services. The Company also acquired $0.2 million of intellectual property during the nine months ended September 30, 2015.

The Company is amortizing its intangible assets over the estimated lives noted above. Amortization expense for intangible assets was $1.2 million and $1.3 million for the three months ended September 30, 2014 and 2015, respectively, and $3.7 million and $3.8 million for the nine months ended September 30, 2014 and 2015, respectively. Amortization relating to software, technology and know-how, documented know-how, and internally developed software is recorded within cost of revenues and the amortization of trade name and trademark, customer base, customer backlog, domain names, and non-compete agreements is recorded within operating expenses. Future estimated amortization expense for intangible assets at September 30, 2015 is as follows (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2015 (Three months ending December 31)	$1,430
2016	5,388
2017	5,047
2018	4,069
2019	1,138
Thereafter	550

Total	$17,622

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2014	September 30, 2015
Marketing programs	$7,626	$4,862
Payroll and payroll related	14,873	12,939
Professional fees	1,961	2,521
Other accrued liabilities	5,022	7,495

Total accrued liabilities	$29,482	$27,817

7. Income Taxes

For the three months ended September 30, 2014 and 2015, the Company’s effective tax rate was 22%, or $0.6 million, on pre-tax earnings of $2.9 million and 25%, or $1.8 million, on pre-tax earnings of $7.4 million, respectively. For the nine months ended September 30, 2014 and 2015, the effective tax rate was 20%, or $1.1 million, on pre-tax earnings of $5.8 million and 22%, or $2.4 million, on pre-tax earnings of $10.7 million, respectively. The effective income tax rates for the nine months ended September 30, 2014 and 2015 are lower than the U.S. federal statutory rate of 35% primarily due to profits earned in certain foreign jurisdictions, primarily the Company’s Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate.

As of December 31, 2014 and September 30, 2015, the Company maintained a full valuation allowance related to the deferred tax assets of its Hungarian subsidiary. This entity has historical losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns from 2009 are open to examination by federal, state, and foreign tax authorities. In the normal course of business, the Company and its subsidiaries are examined by various taxing authorities. The Company regularly assesses the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Audits by tax authorities typically involve examination of the deductibility of certain permanent items, limitations on net operating losses and tax credits. Although the Company believes its tax estimates are appropriate, the final determination of tax audits could result in material changes in its estimates. The Company has recorded a liability related to uncertain tax positions of $0.7 million as of both December 31, 2014 and September 30, 2015. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company recognized $1,000 and $0 of interest expense for the nine months ended September 30, 2014 and 2015, respectively.

8. Common Stock and Equity

On August 13, 2013, the Board of Directors approved a $50 million share repurchase program and approved an additional $75 million share repurchase program on October 20, 2014. Share repurchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. The timing and amount of any share repurchases are determined by the Company’s management based on its evaluation of market conditions, the trading price of the stock, regulatory requirements and other factors. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

For the three months ended September 30, 2014, the Company repurchased 432,832 shares of its common stock at an average price of $44.11 and per share for a total cost of $19.1 million. There were no shares repurchased during the three months ended September 30, 2015. For the nine months ended September 30, 2014 and 2015, the Company repurchased 627,843 and 249,400 shares of its common stock at an average price of $41.48 and $59.07 per share for a total cost of $26.0 million and $14.7 million, respectively. At September 30, 2015, approximately $59.7 million remained available under the Company’s share repurchase program.

9. Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Restricted stock units with time-based vesting conditions generally vest over a three-year period while restricted stock units with market-based vesting conditions generally vest over two or three-year periods. Certain stock-based awards provide for accelerated vesting if the Company experiences a change in control. On May 21, 2015, the Company’s stockholders approved an amendment to the 2009 Plan that increased the shares available for grant under the plan by 1,300,000 shares. As of September 30, 2015, there were 2,569,555 shares available for grant under the 2009 Plan.

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

The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014(1)	2015(2)	2014	2015(2)
Expected dividend yield	—%	—%	—%	—%
Risk-free interest rate	—%	—%	1.48%	—%
Expected term (in years)	—	—	6.25	—
Volatility	—%	—%	55%	—%

(1)	There were no stock options granted during the three months ended September 30, 2014
(2)	There were no stock options granted during the three and nine months ended September 30, 2015.

The following table summarizes stock option activity (shares and intrinsic value in thousands):

	Number of shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2015	1,407	$30.02	6.2	$27,186

Granted	—	—
Exercised	(499)	30.56		$14,419

Forfeited	(21)	32.78

Outstanding at September 30, 2015	887	$29.65	5.6	$34,160

Exercisable at December 31, 2014	957	$28.24	5.7	$20,190

Exercisable at September 30, 2015	689	$29.18	5.2	$26,858

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $49.34 per share on December 31, 2014 and $68.16 per share on September 30, 2015, or at time of exercise, and the exercise price of the options.

During the three and nine months ended September 30, 2015, the Company granted 153,005 and 804,235 restricted stock units, which contained time-based vesting conditions. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date closing price of the underlying shares. The Company recognizes the expense on a straight-line basis over the requisite service period of the restricted stock unit, which is generally three years.

In August 2013, May 2014 and May 2015, the Company granted to certain key executives restricted stock unit awards with market-based vesting conditions, which are tied to the individual executive’s continued employment with the Company throughout the applicable performance period and the level of the Company’s achievement of a pre-established relative total shareholder return, or TSR, goal, as measured over an applicable performance period ranging from two to three years as compared to the TSR realized for that same period by the Russell 2000 Index (the “TSR Units”). The target number of shares underlying the August 2013, May 2014 and May 2015 TSR Units were a total of 74,000, 71,000 and 85,000 shares, respectively. The number of shares that may be earned under these TSR Units can range from 0% to 200% of the target number of shares awarded, or up to 148,000, 142,000 and 170,000 shares for the August 2013, May 2014 and May 2015 grants, respectively, based on the Company’s level of achievement of its relative TSR goal for the applicable performance period. Compensation cost for TSR Units is recognized on a straight-line basis over the requisite service period and is recognized regardless of the actual number of awards that are earned based on the market condition. As of September 30, 2015, 20,000 shares from the August 2013 TSR Unit grant, 42,000 shares from the May 2014 TSR Unit grant, and 25,000 shares from the May 2015 TSR Unit grant have been forfeited or are expected to be forfeited.

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

In August 2015, the first performance period for the August 2013 grant ended and, based on the Company’s level of achievement of its relative TSR goal, 200% of the shares granted from the August 2013 grant were earned and 54,000 shares were issued as a result.

The following table summarizes restricted stock unit activity, including performance-based TSR Units (shares in thousands):

	Number of shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2015	1,279	$37.42
Restricted stock units granted	889	62.98
Restricted stock units vested	(528)	35.19
Restricted stock units forfeited	(186)	43.11

Unvested as of September 30, 2015	1,454	$53.38

The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Cost of revenue	$295	$314	$804	$1,132
Research and development	863	1,193	2,647	4,051
Sales and marketing	2,202	3,117	7,059	7,972
General and administrative	2,910	2,044	7,911	6,080

	$6,270	$6,668	$18,421	$19,235

As of September 30, 2015, there was approximately $60.2 million of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock awards which are expected to be recognized over a weighted average period of 2.2 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

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

Rent expense under all leases was $1.8 million for both the three months ended September 30, 2014 and 2015, and $5.2 million and $5.7 million for the nine months ended September 30, 2014 and 2015, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated approximately $1.3 million and $1.8 million for the three months ended September 30, 2014 and 2015, respectively, and $3.7 million and $4.8 million for the nine months ended September 30, 2014 and 2015, respectively.

Future minimum lease payments at September 30, 2015 under non-cancelable operating leases, including one year commitments associated with the Company’s hosting services arrangements, are approximately as follows (in thousands):

Years Ending December 31
2015 (Three months ending December 31)	$2,947
2016	10,943
2017	10,361
2018	10,402
2019	9,840
Thereafter	53,305

Total minimum lease payments	97,798
Less: Sublease income	446

Total minimum lease payments, net	$97,352

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

On August 28, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Eastern District of California (Case No. 1:14-cv-01355) by an individual on behalf of himself and purportedly on behalf of all other similarly situated individuals, or collectively, the Ignition Plaintiffs. The Ignition Plaintiffs have since amended their initial complaint on February 17, 2015, May 6, 2015 and September 18, 2015. The amended complaint includes claims made under California’s False Advertising Law and Unfair Competition Law relating to the Company’s sale of its Ignition for iOS application, or the App, and the Ignition Plaintiffs’ continued use of the App and seeks restitution, damages in an unspecified amount, attorney’s fees and costs, and unspecified equitable and injunctive relief. The Company believes it has meritorious defenses to these claims and intends to defend the lawsuit vigorously. Given the inherent unpredictability of litigation and the fact that this litigation is still in its early stages, the Company is unable to predict the outcome of this litigation or reasonably estimate a possible loss or range of loss associated with this litigation at this time.

On June 29, 2015, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California (Case No. 5:15-cv-01258) by an individual on behalf of himself and purportedly on behalf of all other similarly situated individuals, or collectively, the Central Plaintiffs, under California’s Automatic Purchase Renewal Statute and Unfair Competition Law related to pricing changes and billing practices for subscriptions to the Company’s LogMeIn Central service. On October 7, 2015, the Company entered into a Settlement Agreement resolving the matter in exchange for a one-time settlement payment of $25,000. The Company expects the class action complaint to be dismissed by the U.S. District Court for the Central District of California in the fourth quarter of 2015.

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

11. Accumulated Other Comprehensive Loss

The changes in accumulated other comprehensive income for the nine months ended September 30, 2015 consisted of the following (in thousands):

	Unrealized Gain (Loss) on Marketable Securities	Foreign Currency Translation Adjustment	Total
Balance at December 31, 2014	$(82)	$(3,035)	$(3,117)
Other comprehensive income (loss)	114	(1,532)	(1,418)

Balance at March 31, 2015	32	(4,567)	(4,535)
Other comprehensive income (loss)	(15)	231	216

Balance at June 30, 2015	$17	$(4,336)	$(4,319)
Other comprehensive income (loss)	10	(41)	(31)

Balance at September 30, 2015	$27	$(4,377)	$(4,350)

There were no material reclassifications as of September 30, 2015.

12. Credit Facility

On February 18, 2015, the Company entered into a multi-currency credit agreement with a syndicate of banks, financial institutions and other lending entities (the “Credit Facility”), pursuant to which a secured revolving credit facility up to $100 million in the aggregate shall be available to the Company. The Credit Facility may be increased by up to an additional $50 million if the existing or additional lenders are willing to make such increased commitments. The Credit Facility shall be available to the Company on a revolving basis during the period commencing on February 18, 2015 through February 18, 2020. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and costs in the case of Eurodollar rate loans. The Company and its subsidiaries expect to use the Credit Facility for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital. As of September 30, 2015, no amounts had been drawn against the Credit Facility. On October 14, 2015, the Company borrowed $60 million under the Credit Facility in order to partially fund the acquisition described in Note 13 below.

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

The Credit Facility contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, change the nature of its business, make investments and acquisitions, pay dividends or make distributions, or enter into certain transactions with affiliates, in each case subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Credit Facility. The Credit Facility also imposes limits on capital expenditures of the Company and its subsidiaries and requires the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio, each as further defined in the Credit Facility. As of September 30, 2015, the Company was in compliance with all financial and operating covenants of the Credit Facility.

13. Subsequent Events

On October 15, 2015, pursuant to a Stock Purchase Agreement dated October 8, 2015, the Company acquired all of the outstanding equity interests in Marvasol, Inc., a Delaware corporation d/b/a “LastPass” (“LastPass”), providers of an identity and password management service, for approximately $110 million in cash upon close. An additional $15 million in cash is payable in contingent payments which are expected to be paid to equity holders and key employees of LastPass upon their achievement of certain milestone and retention targets over the two-year period following the closing of the transaction. The Company funded the acquisition with a combination of existing cash on hand and with $60 million borrowed under its existing Credit Facility on October 14, 2015.

The Company acquired LastPass to bolster its position in the identity and access management market. At the time of the acquisition, LastPass had approximately 30 employees and calendar year 2014 revenue was $9.6 million. The Company has not yet completed its acquisition accounting for this transaction.

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

Overview

LogMeIn simplifies how people connect to each other and the world around them by providing a portfolio of cloud-based service offerings which makes it possible for people and businesses to simply and securely connect to their workplace, colleagues, customers and products. Our services free millions of people to work from virtually anywhere on any Internet enabled device, empower IT professionals to securely embrace today’s mobile and cloud-centric workplace, transform how companies engage and support their customers, and help businesses bring the next generation of connected products to market. These services range from free downloadable mobile and web-based collaboration apps to enterprise grade professional helpdesk solutions to a cloud-based platform for the Internet of Things, all of which are accessible from anywhere with an Internet connection.

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

We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers, customer service centers, original equipment manufacturers, or OEMs, and consumers and, to a lesser extent, from the delivery of professional services primarily related to our Xively business. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the nine months ended September 30, 2014, we generated revenues of $162.1 million, compared to $195.5 million for the nine months ended September 30, 2015, an increase of 21%. In the fiscal year 2014, we generated revenues of $222.0 million.

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

Sources of Revenue

We derive our revenue primarily from subscription fees for our premium services from SMBs, IT service providers, mobile carriers, customer service centers, original equipment manufacturers, or OEMs, and consumers and to a lesser extent, from the delivery of professional services primarily related to our Xively business. The majority of our customers subscribe to our services on an annual basis and pay in advance, typically with a credit card, for their subscription. A smaller percentage of our customers subscribe to our services on a monthly basis through either month-to-month commitments or annual commitments that are then paid monthly with a credit card. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period. For the three and nine months ended September 30, 2015, our gross annualized renewal rate was approximately 80%. We calculate our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. We expect our gross renewal rate to remain relatively consistent as we continue to invest in our products, customer support organization, and related retention programs.

Our revenue by service cloud (product grouping) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Collaboration cloud	$16,840	$22,930	$44,873	$63,148
IT Management cloud	19,501	23,718	54,193	65,718
Customer Engagement cloud	20,953	22,363	61,345	64,783
Other	768	562	1,646	1,867

Total revenue	$58,062	$69,573	$162,057	$195,516

Employees

We have increased our number of full-time employees to 964 at September 30, 2015 as compared to 804 at December 31, 2014 and 774 at September 30, 2014.

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

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, rent expense primarily related to our offices in Hungary, consulting fees associated with outsourced development projects, travel-related costs, and depreciation of assets. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Hungary. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized costs of $1.3 million and $2.2 million for the nine months ended September 30, 2014 and 2015, respectively, related to internally developed computer software to be sold as a service, which were incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our services but will remain relatively constant as a percentage of revenue.

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

General and Administrative. General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, legal, finance and accounting personnel, professional fees, insurance and other corporate expenses. We expect general and administrative expenses related to personnel, recruiting, internal information systems, audit, accounting and insurance costs will increase as we continue to support the growth of our business and remain relatively constant as a percentage of revenue. Additionally, general and administrative expenses related to litigation may increase in connection with our defense against the legal claims described in Part II, Item 1 and Note 10 to the Condensed Consolidated Financial Statements.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•	Revenue recognition;

•	Income taxes;

•	Goodwill and acquired intangible assets;

•	Stock-based compensation; and

•	Loss contingencies.

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2015	2014	2015
Revenue	100%	100%	100%	100%
Cost of revenue	13	12	13	13

Gross profit	87	88	87	87

Operating expenses:
Research and development	17	15	15	15
Sales and marketing	52	49	55	53
General and administrative	14	12	14	12
Legal settlements	—	—	—	2
Amortization of acquired intangibles	—	—	—	—

Total operating expenses	83	76	84	82

Income from operations	5	12	3	5
Interest and other income, net	—	1	—	—

Income before income taxes	5	11	3	5
Benefit from (provision for) income taxes	(1)	(3)	(1)	(1)

Net income	4%	8%	2%	4%

Three Months Ended September 30, 2014 and 2015

Revenue. Revenue increased $11.5 million, or 20%, from $58.1 million for the three months ended September 30, 2014 to $69.6 million for the three months ended September 30, 2015. This increase was primarily attributable to new customer purchases of join.me, existing customers who previously purchased LogMeIn Pro at introductory prices and subsequently have renewed at higher price points, and from new customers who purchased, and existing customers who upgraded to, our improved LogMeIn Central offering.

Cost of Revenue. Cost of revenue increased $1.4 million, or 18%, from $7.3 million for the three months ended September 30, 2014 to $8.7 million for the three months ended September 30, 2015. As a percentage of revenue, cost of revenue was 13% and 12% for the three months ended September 30, 2014 and 2015, respectively. The increase in absolute dollars was primarily due to a $1.3 million increase in hosting costs associated with managing our data centers and hosting our services as a result of an increase in both the number of customers using our services and the total number of devices that connected to our services. The total increase was also due to a $0.2 million increase in consulting fees, a $0.1 million increase in personnel-related costs, including salary, wages, bonus and benefits and taxes, recruiting and relocation expense, a $0.1 million increase in rent expense, and a $0.1 million increase in depreciation expense. These costs were partially offset by a $0.5 million decrease in contingent retention-based bonuses incurred in connection with the Ionia acquisition.

Research and Development Expenses. Research and development expenses increased $0.6 million, or 6%, from $9.8 million for the three months ended September 30, 2014 to $10.4 million for the three months ended September 30, 2015. As a percentage of revenue, research and development expenses were 17% and 15% for the three months ended September 30, 2014 and 2015, respectively. The increase in absolute dollars was primarily due to a $0.8 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes, as we increased the number of research and development employees to support our overall growth. The total increase was also due to a $0.3 million increase in consulting fees, a $0.1 million increase in contingent bonus expense, primarily related to the Zamurai and Meldium acquisitions, and a $0.1 million increase in hardware and software maintenance costs. These costs were partially offset by a $0.5 million decrease in travel-related and department meetings costs and a $0.2 million increase in costs related to internally developed computer software to be sold as a service which were incurred during the application development stage and therefore capitalized rather than expensed. Included in the increase in personnel-related costs is a $0.3 million increase in stock-based compensation expense.

Sales and Marketing Expenses. Sales and marketing expenses increased $3.8 million, or 13%, from $30.1 million for the three months ended September 30, 2014 to $33.9 million for the three months ended September 30, 2015. As a percentage of revenue, sales and marketing expenses were 52% and 49% for the three months ended September 30, 2014 and 2015, respectively. The increase in absolute dollars was primarily due to a $2.9 million increase in personnel-related and recruiting costs, including salary, wages, commissions, bonus, and benefits and taxes, from the hiring of additional employees to support our growth in sales and to expand our marketing efforts. The total increase was also due to a $0.4 million increase in hardware and software maintenance costs, a $0.3 million increase in credit card transaction fees related to an increase in e-commerce sales, a $0.2 million increase in depreciation expense, a $0.1 million increase in sales consulting costs, and a $0.1 million increase in contingent bonus expense, primarily related to the Meldium and Zamurai acquisitions. These costs were partially offset by a $0.3 million decrease in travel-related and department meetings costs. Included in the increase in personnel-related costs is a $0.9 million increase in stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses increased $0.6 million, or 7%, from $7.9 million for the three months ended September 30, 2014 to $8.5 million for the three months ended September 30, 2015. As a percentage of revenue, general and administrative expenses were 14% and 12% for the three months ended September 30, 2014 and 2015, respectively. The increase in absolute dollars was primarily due to a $0.5 million increase in personnel-related and recruiting costs, including salary, wages, bonus, and benefits and taxes, as we increased the number of general and administrative employees to support our overall growth. The total increase was also due to a $0.4 million increase in legal fees, a $0.1 million increase in consulting fees, a $0.1 million increase in travel-related and department meetings costs, and a $0.1 million increase in hardware and software maintenance costs. These increases were partially offset by a $0.9 million decrease in stock-based compensation expense. In connection with the CEO succession plan previously announced on September 2, 2015, we entered into a Transition Agreement (the “Transition Agreement”) during the quarter with Mr. Michael K. Simon, pursuant to which any outstanding stock-based awards that are unvested as of December 15, 2016 will be forfeited. As a result, we reversed $0.8 million of stock-based compensation expense related to performance-based restricted stock-units granted in May 2014 and May 2015 which are not expected to vest.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $0.2 million and $0.3 million for the three months ended September 30, 2014 and 2015, respectively, primarily related to the intangible assets acquired in the Ionia and Bold acquisitions.

Interest and Other Income, Net. Interest and other income, net was income of $0.2 million and expense of $0.5 million for the three months ended September 30, 2014 and 2015, respectively. The increase in expense was primarily due to a $0.6 million increase in realized and unrealized foreign currency losses resulting from multi-currency settlements occurring during the period, and a $0.1 million increase in charges related to our Credit Facility.

Income Taxes. For the three months ended September 30, 2014 and 2015, our effective tax rate was 22%, or $0.6 million, on pre-tax earnings of $2.9 million and 25%, or $1.8 million, on pre-tax earnings of $7.4 million, respectively. Our effective income tax rates are lower than the U.S. federal statutory rate of 35% primarily due to profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2014 and September 30, 2015, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary. This entity has historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

Nine Months Ended September 30, 2014 and 2015

Revenue. Revenue increased $33.4 million, or 21%, from $162.1 million for the nine months ended September 30, 2014 to $195.5 million for the nine months ended September 30, 2015. This increase was primarily attributable to new customer purchases of join.me, existing customers who previously purchased LogMeIn Pro at introductory prices and subsequently have renewed at higher price points, and from new customers who purchased, and existing customers who upgraded to, our improved LogMeIn Central offering.

Cost of Revenue. Cost of revenue increased $4.3 million, or 21%, from $20.9 million for the nine months ended September 30, 2014 to $25.2 million for the nine months ended September 30, 2015. As a percentage of revenue, cost of revenue was 13% for both the nine months ended September 30, 2014 and 2015. The increase in absolute dollars was primarily due to a $2.6 million increase in hosting costs associated with managing our data centers and hosting our services as a result of an increase in both the number of customers using our services and the total number of devices that connected to our services. The increase was also due to a $0.9 million increase in personnel-related costs, including salary, wages, bonus and benefits and taxes, recruiting and relocation expense, as we retained professional services employees from the Ionia acquisition and increased the number of customer support employees to support our overall growth, a $0.7 million increase in consulting fees, a $0.2 million increase in rent expense, a $0.2 million increase in depreciation expense, and a $0.1 million increase in travel and department meeting costs. These costs were partially offset by a $0.6 million decrease in contingent retention-based bonuses incurred in connection with the Ionia acquisition. Included in the increase in personnel-related costs is a $0.3 million increase in stock-based compensation expense.

Research and Development Expenses. Research and development expenses increased $5.4 million, or 22%, from $24.4 million for both the nine months ended September 30, 2014 to $29.8 million for the nine months ended September 30, 2015. As a percentage of revenue, research and development expenses were 15% for both the nine months ended September 30, 2014 and 2015. The increase in absolute dollars was primarily due to a $4.2 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes, as we increased the number of research and development employees to support our overall growth. The increase was also due to a $1.1 million increase in contingent bonus expense, primarily related to the Meldium acquisition, a $0.6 million increase in consulting fees, a $0.2 million increase in hardware and software maintenance costs, and a $0.2 million increase in rent expense. These costs were partially offset by a $0.9 million increase in costs related to internally developed computer software to be sold as a service which were incurred during the application development stage and therefore capitalized rather than expensed, and a $0.1 million decrease in travel-related and department meetings costs. Included in the increase in personnel-related costs is a $1.4 million increase in stock-based compensation expense.

Sales and Marketing Expenses. Sales and marketing expenses increased $14.0 million, or 16%, from $88.9 million for the nine months ended September 30, 2014 to $102.9 million for the nine months ended September 30, 2015. As a percentage of revenue, sales and marketing expenses were 55% and 53% for the nine months ended September 30, 2014 and 2015, respectively. The increase in absolute dollars was primarily due to a $7.2 million increase in personnel-related and recruiting costs, including salary, wages, commissions, bonus, and benefits and taxes, from the hiring of additional employees to support our growth in sales and to expand our marketing efforts. The total increase in sales and marketing expense was also due to a $2.2 million increase in marketing programs and consulting costs, a $1.5 million increase in credit card transaction fees related to an increase in e-commerce sales, a $1.2 million increase in hardware and software maintenance costs, a $0.8 million increase in contingent bonus expense, primarily related to the Meldium and Zamurai acquisitions, a $0.6 million increase in sales consulting costs, a $0.3 million increase in depreciation expense, and a $0.2 million increase in rent expense. Included in the increase in personnel-related costs is a $0.9 million increase in stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses increased $1.8 million, or 8%, from $22.0 million for the nine months ended September 30, 2014 to $23.8 million for the nine months ended September 30, 2015. As a percentage of revenue, general and administrative expenses were 14% and 12% for the nine months ended September 30, 2014 and 2015, respectively. The increase in absolute dollars was primarily due to a $1.5 million increase in personnel-related and recruiting costs, including salary, wages, bonus, and benefits and taxes, as we increased the number of general and administrative employees to support our overall growth. The total increase in general and administrative expense was also due to a $1.0 million increase in legal fees, a $0.3 million increase in consulting fees, a $0.3 million increase in travel-related and department meetings costs, a $0.2 million increase in hardware and software maintenance costs, a $0.1 million increase in corporate insurance costs, and a $0.1 million increase in depreciation expense. These increases were partially offset by a $1.8 million decrease in stock-based compensation expense, primarily due to the departure of a key executive in the first quarter of 2015 and the Transition Agreement entered into with Mr. Michael K. Simon in the third quarter of 2015.

Legal Settlement Expenses. Legal settlement expenses for the nine months ended September 30, 2015 were $3.6 million and were associated with the Sensory Settlement Agreement (see Note 10 to the Condensed Consolidated Financial Statements and Part II, Item 1 entitled “Legal Proceedings”).

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $0.8 million for both the nine months ended September 30, 2014 and 2015, primarily related to the intangible assets acquired in the Ionia and Bold acquisitions.

Interest and Other Income, Net. Interest and other income, net was $0.6 million and $1.2 million for the nine months ended September 30, 2014 and 2015, respectively. The increase was primarily due to an increase in realized and unrealized foreign currency gains resulting from multi-currency settlements occurring during the period, and, to a lesser extent, an increase in interest income earned on marketable securities. These increases were offset by the amortization of financing fees related to our Credit Facility.

Income Taxes. For the nine months ended September 30, 2014 and 2015, our effective tax rate was 20%, or $1.1 million, on pre-tax earnings of $5.8 million and 22%, or $ 2.4 million, on pre-tax earnings of $10.7 million, respectively. Our effective income tax rates for the nine months ended September 30, 2014 and 2015 are lower than the U.S. federal statutory rate of 35% primarily due to profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. At each balance sheet date, we assess the likelihood that deferred tax assets will be realized, and recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2014 and September 30, 2015, we maintained a full valuation allowance related to the deferred tax assets of our Hungarian subsidiary. This entity has historical losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods below (in thousands):

	Nine Months Ended September 30,
	2014	2015
Net cash provided by operations	$58,886	$72,014
Net cash (used in) provided by investing activities	(30,085)	3,003
Net cash used in financing activities	(18,339)	(11,616)
Effect of exchange rate changes	(3,378)	(3,949)

Net increase in cash	$7,084	$59,452

At September 30, 2015, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $245.7 million, of which $170.7 million was in the United States and $75.0 million was held by our international subsidiaries.

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

Net cash inflows from operating activities during the nine months ended September 30, 2015 were mainly attributable to a $34.9 million increase in deferred revenue associated with upfront payments received from our customers, net income of $8.3 million, a $3.0 million increase in accounts payable, a $1.9 million decrease in accounts receivable and a $1.2 million increase in other long-term liabilities. These cash inflows are partially offset by a $2.9 million increase in prepaid expenses and other current assets and a $2.8 million decrease in accrued liabilities. The decrease in accrued liabilities is primarily driven by bonus payments made in January 2015, which were accrued at December 31, 2014. The increase in prepaid expenses and other current assets is primarily driven by a $1.0 million increase in prepaid software subscription and maintenance fees, and a $0.7 million increase in prepaid marketing costs. Additionally, included in net cash inflows from operating activities are add-backs of non-cash charges, including $19.2 million for stock-based compensation expense and $9.2 million for depreciation and amortization. We expect that our future cash flows from operating activities will be impacted by the contingent payments associated with the acquisitions of Ionia, Meldium and Zamurai. Future cash flows from operating activities may also be impacted by the payment of litigation related costs associated with our defense against the claims described in Note 10 to the Condensed Consolidated Financial Statements and Part II, Item 1 entitled “Legal Proceedings.”

Cash Flows From Investing Activities

Net cash used in investing for the nine months ended September 30, 2014 was primarily related to a $7.4 million payment to acquire Ionia in March 2014, a $10.5 million payment to acquire Meldium in August 2014, and a $4.5 million payment to acquire Zamurai in September 2014. Net cash used in investing was also related to $5.7 million of payments to purchase property and equipment primarily related to the expansion and upgrade of our data center capacity, expansion of our offices and the expansion and upgrade of our internal IT infrastructure.

Net cash provided by investing activities for the nine months ended September 30, 2015 was primarily attributable to $9.8 million in net proceeds from maturities of marketable securities, $5.0 million in proceeds from the sale of marketable securities, and a $1.5 million decrease in restricted cash due to a planned decrease in the security deposit obligation under our Boston office lease. These cash inflows were partially offset by purchases of $10.9 million in property and equipment related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure, and the expansion of our offices. Net cash used in investing activities also related to $2.2 million in intangible asset additions for capitalized costs related to internally developed computer software to be sold as a service which were incurred during the application development stage.

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

Net cash used by financing activities for the nine months ended September 30, 2015 was primarily related to $14.7 million for the purchase of treasury stock pursuant to our share repurchase program, the payment of $11.1 million for payroll taxes related to vesting of restricted stock units, and the payment of $1.0 million in deferred financing costs. These payments were offset by $15.3 million in proceeds received from the issuance of common stock upon exercise of stock options.

We also have available a multi-currency Credit Facility with a syndicate of banks, financial institutions and other lending entities that provides for a secured revolving line of credit of up to $100 million, and may be increased by an additional $50 million subject to further commitment from the lenders. The Credit Facility matures on February 18, 2020 and includes certain financial covenants with which we must comply. We expect to use the Credit Facility for general corporate purposes, including the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital. See Note 12 to our Condensed Consolidated Financial Statements for additional details. As of September 30, 2015, we did not have outstanding borrowings under the Credit Facility. On October 14, 2015, we borrowed $60 million under the Credit Facility to partially fund the acquisition of LastPass as described in Note 13 to the Condensed Consolidated Financial Statements.

Future Expectations

While we believe that our current cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, we may elect to raise additional capital through the sale of additional equity or debt securities or expand our Credit Facility to develop or enhance our services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If we elect, additional financing may not be available in amounts or on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

During the last three years, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

On October 15, 2015, we completed the acquisition of LastPass for approximately $110 million in cash upon close and an additional $15 million in cash payable in contingent payments over the two-year period following the closing of transaction. We funded the acquisition with a combination of existing cash on hand and with $60 million borrowed under our existing Credit Facility.

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

Interest income and other income(expense), net relates to the interest earned on outstanding cash balances and marketable securities as well as realized and unrealized foreign currency gains and losses resulting from multi-currency settlements occurring during the period and period end translation adjustments.

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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Non-GAAP Operating income	2014	2015	2014	2015
GAAP Income from operations	$2,771	$7,844	$5,151	$9,429
Add Back:
Stock-based compensation expense	6,270	6,668	18,421	19,235
Litigation related expenses	57	291	301	4,876
Acquisition related costs and amortization	2,396	2,300	5,548	6,804

Non-GAAP Operating income	$11,494	$17,103	$29,421	$40,344

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Adjusted EBITDA	2014	2015	2014	2015
GAAP Net income	$2,308	$5,563	$4,642	$8,323
Add Back:
Stock-based compensation expense	6,270	6,668	18,421	19,235
Litigation related expenses	57	291	301	4,876
Acquisition related costs	1,438	1,304	2,493	3,833
Interest income and other income (expense), net	(173)	472	(629)	(1,249)
Income tax expense	636	1,809	1,138	2,355
Depreciation and amortization expense	2,782	3,298	8,281	9,232

Adjusted EBITDA	$13,318	$19,405	$34,647	$46,605

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Non-GAAP Net income	2014	2015	2014	2015
GAAP Net income	$2,308	$5,563	$4,642	$8,323
Add Back:
Stock-based compensation expense	6,270	6,668	18,421	19,235
Litigation related expenses	57	291	301	4,876
Acquisition related costs and amortization	2,396	2,300	5,548	6,804
Less:
Income tax effect of non-GAAP items	(2,898)	(2,939)	(7,970)	(9,781)

Non-GAAP Net income	$8,133	$11,883	$20,942	$29,457

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Non-GAAP Earnings per share	2014	2015	2014	2015
GAAP Diluted earnings per share	$0.09	$0.22	$0.18	$0.32
Add Back:
Stock-based compensation expense	0.25	0.26	0.74	0.75
Litigation related expenses	—	0.01	0.01	0.19
Acquisition related costs and amortization	0.09	0.09	0.22	0.26
Less:
Income tax effect of non-GAAP items	(0.11)	(0.12)	(0.32)	(0.37)

Non-GAAP Earnings per share	$0.32	$0.46	$0.83	$1.15

Shares used in computing diluted net income per share	25,204	25,768	25,105	25,678

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)(1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$94,456	$8,385	$20,299	$19,335	$46,437
Hosting service agreements	3,342	2,841	501	—	—

Total	$97,798	$11,226	$20,800	$19,335	$46,437

(1)	Excluded from the table above is $0.7 million related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.

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

On April 7, 2015, the FASB issued ASU 2015-03, Interest-Imputation of Interest: Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”). The standard requires an entity to present debt issuance costs on the balance sheets as a direct deduction from the related debt liability rather than as an asset, and the amortization is reported as interest expense. ASU 2015-03 is effective for fiscal periods beginning after December 15, 2015 (and interim periods therein). We do not believe the standard will have a material impact on our condensed consolidated financial statements.

On April 15, 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (“ASU 2015-05”). The standard clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. ASU 2015-05 is effective for annual periods (and interim periods therein) beginning after December 15, 2015 and early adoption is permitted. We do not expect to early adopt ASU 2015-05, which will be effective for our fiscal year ending December 31, 2016. We do not believe the standard will have a material impact on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a majority of our non-U.S. sales are recorded by our Irish subsidiary and as we incur significant operating expenses in our foreign subsidiaries including our Hungarian research and development facilities and our sales and marketing operations in Ireland, the United Kingdom, Australia and India. For the nine months ended September 30, 2014 and 2015, approximately 33% and 30%, respectively, of our revenues were generated by our Irish subsidiary and approximately 30% and 25%, respectively, of our operating expenses occurred in our international operations in Hungary, Ireland, the United Kingdom, Australia, India and Brazil.

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

At September 30, 2015, cash and cash equivalents and short-term marketable securities totaled $245.7 million, of which $170.7 million was held in the United States and $75.0 million was held by our international subsidiaries.

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

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 28, 2014, a putative class action complaint was filed against us in the U.S. District Court for the Eastern District of California (Case No. 1:14-cv-01355) by an individual on behalf of himself and purportedly on behalf of all other similarly situated individuals, or collectively, the Ignition Plaintiffs. The Ignition Plaintiffs have since amended their initial complaint on February 17, 2015, May 6, 2015 and September 18, 2015. The amended complaint includes claims made under California’s False Advertising Law and Unfair Competition Law relating to our sale of our Ignition for iOS application, or the App, and the Ignition Plaintiffs’ continued use of the App and seeks restitution, damages in an unspecified amount, attorney’s fees and costs, and unspecified equitable and injunctive relief. We believe we have meritorious defenses to these claims and intend to defend the lawsuit vigorously.

On June 29, 2015, a putative class action complaint was filed against us in the U.S. District Court for the Central District of California (Case No. 5:15-cv-01258) by an individual on behalf of himself and purportedly on behalf of all other similarly situated individuals, or collectively, the Central Plaintiffs, under California’s Automatic Purchase Renewal Statute and Unfair Competition Law related to pricing changes and billing practices for subscriptions to our LogMeIn Central service. On October 7, 2015, we entered into a Settlement Agreement resolving the matter in exchange for a one-time settlement payment of $25,000. We expect the class action complaint to be dismissed by the U.S. District Court for the Central District of California in the fourth quarter of 2015.

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

We reported a net loss of $7.7 million for fiscal 2013, primarily due to patent litigation related expenses, and we reported net income of $8.0 million for the year ended December 31, 2014. For the nine months ended September 30, 2015 we reported net income of $8.3 million. However, given our operating history, we cannot be certain that we will be able to maintain this profitability in the future. Our growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including, but not limited to, unforeseen expenses, operating difficulties, complications and delays or due to the other risks described in this report. Accordingly, we may not be able to maintain our profitability, and we may incur significant losses for the foreseeable future.

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

Our systems store our customers’ confidential information, which may include credit card information, account and device information, passwords and other critical data. Any accidental or willful security breaches or other unauthorized access could expose us to liability for the loss of such information, time consuming and expensive litigation and other potential liabilities, as well as negative publicity. Many states have also enacted laws requiring companies to notify individuals of data security breaches involving their personal data. These mandatory disclosures regarding a security breach often lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our data security measures.

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

In addition, we may only be able to conduct limited due diligence on an acquired company’s operations and potential liabilities. Following an acquisition, we may be subject to unforeseen liabilities arising from an acquired company’s past or present operations. These liabilities may be greater than the warranty and indemnity limitations we are able to negotiate in connection with the acquisition. Any unforeseen liability that is greater than these negotiated warranty and indemnity limitations could have a negative impact on our financial condition.

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

We are required to comply with certain financial and operating covenants under our credit facility; any failure to comply with those covenants could cause amounts borrowed under the facility to become immediately due and payable or prevent us from borrowing under the facility.

Our credit facility, which consists of a $100 million secured revolving loan (and which may be increased by an additional $50 million if the existing or additional lenders are willing to make such increased commitments) which is available through February 18, 2020, at which time any amounts outstanding will be due and payable in full. As of October 24, 2015, we had drawn $60 million under the credit facility. We may wish to borrow additional amounts under the facility in the future for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital.

We are required to comply with certain financial and operating covenants which limit our ability to operate our business as we otherwise might operate it. Our failure to comply with any of these covenants or to meet any payment obligations under the facility could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable. We might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations. In addition, if we are not in compliance with the financial and operating covenants at the time we wish to borrow additional funds, we will be unable to borrow such funds.

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

Our stock price may be volatile, and the market price of our common stock may drop in the future

Prior to the completion of our initial public offering, or IPO, in July 2009, there was no public market for shares of our common stock. During the period from our IPO until October 22, 2015, our common stock has traded as high as $75.42 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended September 30, 2015.

(b)	Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the three months ended September 30, 2015.

(c)	Purchases of Equity Securities

We did not purchase any equity securities under our share repurchase program during the three months ended September 30, 2015. During the nine months ended September 30, 2015, we have repurchased 249,400 shares of our common stock.

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

LOGMEIN, INC.

Date: October 23, 2015	By:	/s/ Michael K. Simon
Michael K. Simon
Chief Executive Officer (Principal Executive Officer)

Date: October 23, 2015	By:	/s/ Edward K. Herdiech
Edward K. Herdiech
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

10.1	Transition Agreement, dated September 30, 2015, by and between the Registrant and Michael K. Simon.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.