Form 10-K
period 2015-12-31
LogMeIn, Inc.
filed 2016-02-19
CIK 1420302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Select Market on June 30, 2015 was $1,198,888,576.

As of February 12, 2016, the registrant had 25,099,749 shares of Common Stock, $0.01 par value per share, outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for the 2016 annual stockholders’ meeting to be held on May 21, 2016 are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

Overview

LogMeIn simplifies how people connect to their colleagues, employees, devices and the world around them. With millions of users worldwide, our cloud-based solutions make it possible for people and companies to connect and engage with their workplace, colleagues, customers and products anywhere, anytime. Our services are focused on high growth markets such as Identity and Access Management, Collaboration and the Internet of Things and are delivered via the cloud as hosted services, commonly called software-as-a-service, or SaaS.

We incorporated under the laws of Bermuda as 3am Labs Ltd in February 2003. In August 2004, we completed a domestication in the State of Delaware under the name 3am Labs, Inc. We changed our name to LogMeIn, Inc. in March 2006. Our principal executive offices are located at 320 Summer Street, Boston, Massachusetts 02210. Our website address is www.LogMeInInc.com. We have included our website address in this report solely as an inactive textual reference. In 2004, we introduced our first cloud-based connectivity offering, which allowed users to securely connect to remote computer resources, including files, applications and the remote device itself. Used primarily by mobile professionals to work remotely and by IT service providers to remotely manage computers and servers, this remote access solution was designed to give users the flexibility to work and interact with their computer resources from any other Internet-connected computer. We have since used this scalable technical foundation to expand the types of devices and data that can be accessed remotely, while introducing a variety of cloud-based offerings or applications built off of this foundation that address today’s collaboration, customer service, IT management and connected product development use cases. We call the unique technological and intellectual property foundation used to deliver our cloud-based services “Gravity.” Gravity establishes secure connections over the Internet between two or more Internet-enabled devices and manages the direct transmission of data between remotely connected devices. With tens of millions of users and hundreds of millions of sessions brokered, we believe our services are used to connect more Internet-enabled devices worldwide, than any other connectivity platform on the market.

We offer both free and fee-based, or premium, services. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, online search, off-line advertising, broadcast advertising, the conversion of free users and expiring free trials to paid subscriptions and direct marketing to new and existing customers. The majority of our premium services are sold on an annual subscription basis.

We derive our revenue principally from subscription fees from our customers, who range from multinational enterprises to SMBs and individual consumers, and, to a lesser extent, from the delivery of professional services primarily related to our Connected Products and Service and Support businesses. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. During the fiscal years ended December 31, 2013, 2014 and 2015, we generated revenues of $166.3 million, $222.0 million and $271.6 million, respectively.

Our Market Opportunity

Our cloud-based connectivity services allow our users to work remotely, use a mix of personal and employer-procured technology for work purposes, secure online or cloud-based services, support and manage remote computers and other Internet-enabled devices and collaborate with other users. We believe our services benefit users in the following ways:

•

Increased productivity both in and outside of traditional office environments.    Our collaboration, identity and access management and remote access services allow users to simply host and/or attend web-based meetings, access and control remote computers, access and secure cloud or online applications and websites and run applications across different platforms and devices, thereby increasing our users’ mobility, bolstering their security and allowing them to remain productive from virtually anywhere on virtually any Internet-enabled device.

•

Reduced set-up, support and management costs.    Our services enable IT staff to administer, monitor and support workers, their applications, their data and their Internet-enabled devices from a remote location. Businesses can easily set-up our cloud-based services with little or no modification to the remote location’s network or security systems and without the need for upfront technology or software investment. Additionally, our customers are often able to lower their support and management costs by performing their management-related tasks remotely, thereby reducing or eliminating the costs of on-site support and management.

•

Improved security and better adoption of password best practices.    Enterprise and business versions of our identity and access management services provide IT staff, line-of-business managers and small business owners with the ability to better protect themselves against the most common online security threats. Our web and desktop password management services can be provisioned to all employees, providing both a productivity benefit to employees who manage numerous passwords for the web and cloud applications needed to do their jobs, while also ensuring that passwords used for these services are securely stored, appropriately complex, unique to each application and can be changed automatically at regular intervals. Users of our identity and access management services can also further augment these password best practices by enforcing secondary authentication requirements, such as two-factor authentication, which requires authorization from both a desktop web browser and a mobile application before accessing sensitive applications and data.

•

Increased end-user and customer satisfaction.    Our customers rely on our services to improve the efficiency and effectiveness of end-user support and customer service. Satisfaction with support and other customer engagement services is primarily measured by customer satisfaction, sales conversions, call-handling times and whether or not an issue is resolved on the first call. Our services enable helpdesk technicians and customer service staff to quickly and easily engage with users, gain access to and take control over a remote user’s Internet-enabled device and, once connected, diagnose and resolve problems while interacting with and possibly training the end user. Technicians can also answer questions and resolve common dilemmas via web chat, email, SMS and popular social channels, like Twitter.

•

Reduced time to market for new Internet connected products and related services.    Our Internet of Things, or IoT, platform called “Xively,” is designed to help manufacturers and other product companies accelerate the development, rollout, management and support of new connected products. We have found that the majority of manufacturers creating connected products today have little software or digital hardware experience and often no experience delivering an always-on Internet-delivered service. Our IoT-related professional services and our Xively IoT platform are designed to help reduce the complexity of the go-to-market process for these manufacturers, while also offering a reliable and scalable infrastructure from which they can host their new connected products. Our Xively platform and professional services also provide a means to quickly integrate data generated from new connected devices to common enterprise applications, like many popular CRM and ERP systems.

•

Reliable, fast and secure service.    The majority of our cloud-based services utilize a common proprietary platform called “Gravity,” which is designed to ensure that our services are reliable, fast and secure. Gravity achieves redundancy by being hosted in multiple geographically diverse data centers located in the United States, the United Kingdom, Germany, Brazil, Argentina, Singapore and Australia. Whenever possible, Gravity transmits data directly between end-point devices, which helps us reduce our bandwidth related costs and enables our services to connect and manage devices at enhanced speeds.

Our Business Strengths

We believe that the following strengths differentiate us from our competitors and are key to our success:

•

Large established user community.    As of December 31, 2015, tens of millions of customers have connected hundreds of millions of Internet-enabled devices to our services. These users drive awareness of our services through personal recommendations, blogs, social media and other online communication methods and provide us with a significant audience to which we can market and sell premium services.

•

Efficient customer acquisition model.    We believe our free products and our large installed user base help to generate word-of-mouth referrals, which in turn increases the efficiency of our paid marketing activities. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, online search, off-line advertising, broadcast advertising, the conversion of free users and expiring free trials to paid subscriptions and by marketing to our existing customer and user base. We believe this direct approach to acquiring new customers generates an attractive and predictable return on our sales and marketing expenditures.

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

•

Online, cloud-based delivery.    Delivering our services online via the cloud allows us to scale and serve additional customers with little incremental expense and to deploy new applications and upgrades quickly and efficiently to our existing customers.

•

High recurring revenue and high transaction volumes.    We primarily sell our premium services on an annual subscription basis, which provides greater levels of recurring revenues and predictability compared to traditional perpetual license-based business models. Approximately 99% of our subscriptions have a one-year term. We believe that our sales model of a high volume of new and renewed subscriptions at low transaction prices increases the predictability of our revenues compared to perpetual licensed-based software businesses.

Growth Strategy

Our objective is to extend our position as a leading provider of essential cloud-based services for all Internet connected devices. To accomplish this, we intend to:

•

Acquire new customers.    We acquire new customers through word-of-mouth referrals from our existing user community and from paid, online advertising designed to attract visitors to our website. We also encourage our website visitors to try our free services or register for free trials of our premium services. We supplement our online efforts with email and other traditional marketing campaigns and by participating in trade events and web-based seminars. To increase our sales, we plan to continue to aggressively market our solutions and encourage trials of our services while continuing to scale our sales force.

•

Increase sales to existing customers.    We upsell and cross-sell our broad portfolio of services to our existing premium subscriber customer base. To further penetrate this base, we plan to continue to actively market our portfolio of services through e-commerce and traditional sales.

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

•

Expand internationally.    We offer services in 12 different languages and our services are used in more than 240 countries across all 7 continents. We believe there is a significant opportunity to increase our sales internationally. We intend to continue to expand our international sales and marketing personnel and increase our international marketing expenditures to take advantage of this opportunity.

•

Continue to build our user community.    We grow our community of users by offering popular free services, like join.me, and through paid advertising that targets prospective customers who are seeking cloud connectivity services. This strategy improves the effectiveness of our online advertising by increasing our response rates when people seeking remote access, collaboration, customer engagement and data services conduct online searches. In addition, our large and growing community of users drives awareness of our services and increases referrals of potential customers and users.

Our Services

Our core cloud-based services can generally be categorized into four business lines based on customer needs and respective use cases:

Collaboration.    Our collaboration services are designed to make it easy for users to interact with and access the computers, devices, data and people that make up their digital world. These individual services are as follows:

•

join.me, join.me pro and join.me enterprise are our free and premium browser-based online meeting and screen sharing services that give users the ability to quickly and securely host an online meeting with other people. These services can be initiated through a visit to the http://join.me website, through a small downloadable desktop application or through mobile applications. The free version of join.me provides users with access to basic online meeting and collaboration tools such as file sharing, use of a dedicated VoIP conference line, video conferencing, mobile whiteboards, remote control and in-meeting chat. Users who upgrade to join.me pro receive access to additional key features such as presenter swap, a scheduling tool, Google Calendar and Microsoft Outlook plugins, the ability to record and recap meetings, on-screen annotation tools and detailed session reporting. Users and businesses who upgrade to join.me enterprise receive additional account management, policy control and provisioning capabilities, as well as Salesforce.com integration.

•

LogMeIn Pro is our premium remote access service that provides secure access to a remote computer or other Internet-enabled device from any other Internet connected computer, as well as most smartphones and tablets. Once a LogMeIn Pro host is installed on a device, a user can quickly and easily access that device’s desktop, files, applications and network resources remotely from their other Internet-enabled devices. LogMeIn Pro can be rapidly deployed and installed without the need for IT expertise. Users typically engage in a free trial prior to purchase.

Service and Support.    Our service and support products are used by external customer service and support organizations, online retail and web-based businesses, as well as IT outsourcers and internal IT departments to deliver online, cloud-based service and support to customers and their Internet-enabled devices. These services are as follows:

•

LogMeIn Rescue, Rescue Lens and LogMeIn Rescue+Mobile are our web-based remote support and customer care services, which are used by helpdesk professionals to provide remote support via the Internet, without the need of pre-installed software. Using LogMeIn Rescue, support and service professionals can communicate with end users through an Internet chat window while diagnosing and repairing computer problems. If given permission by the computer user, the support professional can access, view or even take control of the end user’s computer to take necessary support actions and to train the end user on the use of software and operating system applications. A complimentary and optional offering with any LogMeIn Rescue license, Rescue Lens extends this remote support paradigm to virtually any product — not just computers and smartphones — by enabling end users to utilize the cameras on their personal smartphone or tablet to stream live video back to support professionals. With Rescue Lens, the end user simply downloads an app from the Google Play or iOS App Store, enters a pin code to ensure security, and points the camera at the device or product that needs support. The support professional can then verbally and visually guide them through a resolution. LogMeIn Rescue+Mobile is an add-on of LogMeIn Rescue’s web-based remote support service that allows call center technicians and IT professionals to remotely access and support iOS, Android and Blackberry smartphones and tablets. Technicians can send a text message directing users to download a small software application onto their mobile device, which, once installed, allows the technician to remotely access, control and troubleshoot the phone or tablet.

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

Identity and Access Management.    Our identity and access management services are used by individuals, line-of-business teams, security professionals, as well as internal and external IT professionals to manage and secure passwords, remote computers and other Internet-enabled devices and internet applications, as well as to automate common IT tasks.

•

LogMeIn Central is a web-based management console that helps IT professionals access, manage and monitor remote computers, deploy software updates and patches, automate IT tasks and run hundreds of versions of antivirus software. LogMeIn Central is offered as a premium service with multiple pricing tiers based on the number of computers supported and desired features.

•

LastPass is a market leading password management and single sign on, or SSO, solution that gives individuals, business teams and enterprises the ability to securely store, create and access the user identity and login credentials for thousands of online applications and websites. Available online, in a desktop app and via iOS and Android mobile apps, LastPass is offered in free, premium and enterprise versions and runs on today’s most popular browsers, devices and operating systems.

Connected Products.    Our connected product business is comprised solely of Xively, our Internet of Things cloud platform and connected product management solution. Xively is designed to help businesses build, run and support a rapidly growing class of Internet-connected products, which lack a traditional operating system. The Xively platform provides the infrastructure needed to help businesses reduce the costs of, and accelerate the time-to-market for, new Internet-connected products, while also helping these businesses manage the data created by these Internet-connected products and support the customers using them.

Additional Service Offerings.    In addition to the above-described core cloud-based services, we also offer the following services, the sales of which together comprise a smaller percentage of our annual revenues:

•

AppGuru is an application management product designed to help IT professionals and IT service providers discover, provision and secure both company procured and employee procured cloud and/or software-as-a-service applications being used within the workplace. AppGuru can work in conjunction with LogMeIn applications like join.me and Cubby, as well as dozens of popular third-party applications like Salesforce.com, Dropbox, Box and NetSuite.

•

LogMeIn Backup is a service that subscribers install on two or more computers to create a backup network and is generally sold as a complement to LogMeIn Central or LogMeIn Pro subscriptions. LogMeIn Backup provides IT service providers a simple backup alternative to offer their customers using storage capacity that they can control. Files can be stored on, and restored to, any computer that the subscriber chooses, using industry-standard encryption protocols for the transmission and storage of the data.

•

Cubby Basic, Cubby Pro and Cubby Enterprise are cloud-based file syncing, storage and sharing services that allow users to simply and securely share data and files with other people and across all of their Internet-enabled devices, such as smartphones, tablets and computers. All three services can be accessed and used via a web-browser, a downloadable desktop application and free mobile applications.

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

•

Meldium is a password and identity management product designed to help IT professionals and knowledge workers securely manage, store and share login credentials to help ensure that access to work-based applications and related data can be granted or revoked as necessary. Meldium is offered as a free product for individual use and is also sold as a premium product for team use.

•

RemotelyAnywhere is a LAN-based systems administration product used to manage personal computers and servers from within the IT system of an enterprise. Unlike our core cloud-based service offerings, RemotelyAnywhere is licensed to customers on a perpetual basis. We also offer annual maintenance services that include software upgrades and support services for this application.

Sales and Marketing

Our sales and marketing efforts are designed to attract prospective customers to our website, drive use of our free services or enroll them in free trials of our services and convert them to, and retain them as, paying customers. We expend sales and marketing resources through a combination of paid and unpaid sources. We also invest in public relations to broaden the general awareness of our services and to highlight the quality and reliability of our services for specific audiences. We are constantly seeking and employing new methods to reach more users and to convert them to paid subscribers. For the twelve months ended December 31, 2013, 2014 and 2015, we spent $88.8 million, $119.5 million and $138.9 million, respectively, on sales and marketing.

New Account Sales.    Our sales are typically preceded by a trial of one of our services, and 98% of our sales transactions are settled via credit card. Our sales operations team manages the processes, systems and procedures that determine whether or not a trial should be managed by a telephone-based sales representative or handled via our e-commerce sales process. As of December 31, 2015, we employed 195 telephone-based sales representatives to manage newly generated trials. In addition, a small sales and business development team concentrates on sales to larger organizations and the formulation of strategic technology partnerships that are intended to generate additional sales.

International Sales.    We currently have sales teams located in Ireland, the United Kingdom, India and Australia focusing on international sales. In the years ended December 31, 2013, 2014 and 2015, we generated approximately 34%, 33% and 30%, respectively, of our revenue outside of the United States. As of December 31, 2013, 2014 and 2015, approximately 23%, 28% and 25% of our long-lived assets were located outside of the United States.

Online Advertising.    We advertise online through pay-per-click spending with search engines, banner advertising with online advertising networks and other websites and email newsletters likely to be frequented by our target consumers, SMBs and IT professionals.

Tradeshows and Events.    We showcase our services at technology and industry-specific tradeshows and events. Our participation in these shows ranges from elaborate presentations in front of large groups to one-on-one discussions and demonstrations at manned booths. In 2015, we attended approximately 130 trade shows and events in the United States, Europe, Asia and Australia.

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

The infrastructure-related costs of delivering our services include bandwidth, power, server depreciation and co-location fees. Gravity transmits data using a combination of methods designed to relay data via our data centers and where possible transmit data over the Internet directly between end-point devices. Gravity also implements multiple layers of security. Our services utilize industry-standard security protocols for encryption and authentication. Access to a device through our services requires system passwords such as the username and password for Windows. We also add additional layers of security such as single-use passwords, IP address filtering and IP address lockout. For security purposes, Gravity does not save end-user passwords for devices.

Gravity is physically hosted in geographically diverse third-party co-location facilities located in the United States, United Kingdom, Germany, Brazil, Argentina, Singapore and Australia. Our goal is to maintain sufficient excess capacity such that any one of the data centers could fail and the remaining data centers could handle the service load without extensive disruption to our services. During the twelve months ended December 31, 2015, our Gravity service was available 99.96% of the time.

Research and Development.    We have made and intend to continue making significant investments in research and development in order to continue to improve the efficiency of our service delivery platform, improve our existing services and bring new services to market. Our primary engineering organization is based in Budapest, Hungary, where the first version of our remote access service was developed. Approximately 41% of our employees, as of December 31, 2015, work in research and development. Research and development expenses totaled $29.0 million, $33.5 million and $42.6 million in the years ended December 31, 2013, 2014 and 2015, respectively.

Intellectual Property.    Our intellectual property rights are important to our business. We rely on a combination of copyright, trade secret, trademark, patent and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. We also have thirteen issued patents and eleven patents pending and we are in the process of filing additional patent applications that cover other features of our services.

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

“LogMeIn” is a registered trademark in the United States and in the European Union. We also hold a number of other trademarks and service marks identifying certain of our services and features of our services. We also have a number of trademark applications pending.

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

We believe that our large user base, efficient customer acquisition model and low service delivery costs enable us to compete effectively against our largest competitors, which include Citrix Systems’ GoTo division and Cisco Systems’ WebEx division. Both companies offer hosted collaboration and remote access-based services. Both of these competitors attract new customers through traditional marketing and sales efforts, while we have primarily focused on building a large-scale community of users. Certain of our services also compete with current or potential services offered by companies like Adobe, AgileBits, Apple, Ayla Networks, BlueJeans Networks, Box, Dashlane, Dropbox, GFI, Google, IBM, KeePass, LivePerson, Microsoft, OKTA, Oracle, PTC, Splashtop, TeamViewer and Zoom Video Communications.

Many of our actual and potential competitors enjoy greater name recognition, longer operating histories, more varied products and services and larger marketing budgets, as well as substantially greater financial, technical and other resources, than we do. In addition, we may also face future competition from new market entrants. However, we believe that our large user base, efficient customer acquisition model and relatively low costs of service delivery position us well to compete effectively now and in the future.

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

Employees

As of December 31, 2015, we had 1,006 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We reported net income of $8.0 million and $14.6 million for the years ending December 31, 2014 and 2015, respectively. However, given our operating history, we cannot be certain that we will be able to maintain this profitability in the future. Our growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including, but not limited to, unforeseen expenses, operating difficulties, complications and delays or due to the other risks described in this report. Accordingly, we may not be able to maintain our profitability, and we may incur significant losses for the foreseeable future.

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

If our services or computer systems are breached our customers may be harmed, our reputation may be damaged and we may be exposed to significant liabilities.

Our services and computer systems store and transmit confidential data of our customers and their customers, which may include credit card information, account and device information, passwords and other critical data. Any breach of the cybersecurity measures we have taken to safeguard this information may subject us to fines and penalties, time consuming and expensive litigation, trigger indemnification obligations and other contractual liabilities, damage our reputation and harm our customers and our business.

Cyber-attacks from computer hackers and cyber criminals and other malicious Internet-based activity continue to increase generally, and our services and systems, including the systems of our outsourced service providers, have been and may in the future continue to be the target of various forms of cyber-attacks such as DNS attacks, wireless network attacks, viruses and worms, malicious software, application centric attacks, peer-to-peer attacks, phishing attempts, backdoor trojans and distributed denial of service (DDoS) attacks. The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and generally are not detected until after an incident has occurred. While we make significant efforts to maintain the security and integrity of our services and computer systems, our cybersecurity measures and the cybersecurity measures taken by our third-party data center facilities may be unable to anticipate, detect or prevent all attempts to compromise our systems. If our cybersecurity measures are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liabilities.

Many states have enacted laws requiring companies to notify individuals of security breaches involving their personal data. These mandatory disclosures regarding a security breach may be costly to comply with and may lead to widespread negative publicity, which may cause our customers to lose confidence in the effectiveness of our cybersecurity measures. Additionally, some of our customer contracts require us to notify customers in the event of a security breach and/or indemnify customers from damages they may incur as a result of a breach of our services and computer systems. There can be no assurance that the limitations of liability provisions in our contracts for a security breach would be enforceable or would otherwise protect us from any such liabilities or damages with respect to any particular claim. We also cannot be sure that our existing insurance coverage will continue to be available on acceptable terms or will be available in sufficient amounts to cover one or more large claims related to a breach of our services or computer systems. The successful assertion of one or more large claims against us that exceed our available insurance coverage could have a material adverse effect on our business, financial condition and operating results.

Our business strategy includes acquiring or investing in other companies, which may ultimately fail to meet our expectations, divert our management’s attention, result in additional dilution to our stockholders and disrupt our business and operating results.

As part of our business strategy, we periodically make acquisitions of, or strategic investments in, complementary businesses, services, technologies and intellectual property rights and we expect that we will continue to make such acquisitions and strategic investments in the future. Acquisitions of high-technology companies are inherently risky and negotiating these transactions can be time-consuming, difficult and expensive and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. In connection with an acquisition, investment or strategic transaction we may do one or more of the following, which may harm our business and adversely affect our operating results:

•	issue additional equity securities that would dilute our stockholders and decrease our earnings per share;

•	use cash and other resources that we may need in the future to operate our business;

•	incur debt on terms unfavorable to us or that we are unable to repay;

•	incur large charges or substantial liabilities; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

Following an acquisition, the integration of an acquired company may cost more than we anticipate and we may be subject to unforeseen liabilities arising from an acquired company’s past or present operations. These liabilities may be greater than the warranty and indemnity limitations we negotiate. Any unforeseen liability that is greater than these warranty and indemnity limitations could have a negative impact on our financial condition. Some of the additional risks associated with integrating acquired companies may include, but are not limited to:

•	difficulties and delays integrating the employees, culture, technologies, products and systems of the acquired companies;

•	an uncertain revenue and earnings stream from the acquired company, which could dilute our earnings;

•	being subject to unfavorable revenue recognition or other accounting treatment as a result of an acquired company’s practices;

•	difficulties retaining the customers of any acquired business due to changes in management or otherwise;

•	our ongoing business may be disrupted and our management’s attention may be diverted by acquisition, transition or integration activities;

•	the potential loss of key employees of the acquired company;

•	undetected errors or unauthorized use of a third-party’s code in products of the acquired companies;

•

unforeseen or unanticipated legal liabilities which are not discovered by due diligence during the acquisition process, including stockholder litigation related to the acquisition, third party intellectual property claims or claims for potential violations of applicable law, rules and regulations, arising from prior or ongoing acts or omissions by the acquired businesses;

•	entry into markets in which we have no or limited direct prior experience and where competitors have stronger market positions and which are highly competitive; and

•

assuming pre-existing contractual relationships of an acquired company that we would not have otherwise entered into, the termination or modification of which may be costly or disruptive to our business.

If we fail to successfully integrate and manage the companies and technologies we acquire, or if an acquisition does not further our business strategy as we expect, our operating results will be adversely affected. Even if successfully integrated, there can be no assurance that any of our acquisitions or future acquisitions will be successful in helping us achieve our financial and strategic goals.

A significant portion of our historical revenues have come from our remote access and support products and any decline in sales for these products could adversely affect our results of operations and financial condition.

A significant portion of our annual revenues have historically come from our remote access and remote support business and we continue to anticipate that sales of our remote access and remote support products will constitute a majority of our revenue for the foreseeable future. Any decline or variability in sales of our remote access and remote support products could adversely affect our results of operations and financial condition. Declines and variability in sales of these products could potentially occur as a result of:

•

the growing use of mobile devices such as smartphones and tablet computers to perform functions that have been traditionally performed on desktops and laptops, resulting in less demand for these types of remote access products;

•	the introduction of new or alternative technologies, products or service offerings by competitors;

•	our failure to innovate or introduce new product offerings, features and enhancements;

•	potential market saturation or our inability to enter into new markets;

•	increased price and product competition;

•	dissatisfied customers; or

•	general weak economic, industry or market conditions.

If sales of our remote access and remote support products decline as a result of these or other factors, our revenue would decrease and our results of operations and financial condition would be adversely affected.

We may not be able to capitalize on potential emerging market opportunities, like the Internet of Things, and new services that we introduce may not generate the revenue and earnings we anticipated, which may adversely affect our business.

Our business strategy involves identifying emerging market opportunities which we can capitalize on by successfully developing and introducing new services designed to address those market opportunities. We have made and expect to continue to make significant investments in research and development in an effort to capitalize on potential emerging market opportunities that we have identified. One such emerging market which we have identified is the Internet of Things, or IoT, and we have made and expect to continue to make significant investments in our Xively IoT platform. However, emerging markets and opportunities often take time to fully develop and attract a significant number of competitors. If the emerging markets we have targeted, such as the IoT, ultimately fail to materialize as we or others have anticipated or if potential customers choose to adopt solutions offered by our competitors rather than our own, we may not be able to generate the revenue and earnings we anticipated and our business and results of operations would be adversely affected.

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

Many of our services directly compete with large, established competitors like Citrix Systems’ GoTo division and WebEx (a division of Cisco Systems), and certain of our services also compete with current or potential services offered by companies like Adobe, AgileBits, Apple, Ayla Networks, BlueJeans Networks, Box, Dashlane, Dropbox, GFI, Google, IBM, KeePass, LivePerson, Microsoft, OKTA, Oracle, PTC, Splashtop, TeamViewer and Zoom Video Communications. Many of our actual and potential competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied services and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships, access to larger customer bases and have major distribution agreements with consultants, system integrators and resellers.

In November 2015, Citrix Systems announced plans to spin-off its GoTo division. The impact of such a spin-off remains to be determined and may result in uncertainty in the markets in which we compete.

If we are not able to compete effectively for any of these reasons, our operating results will be harmed.

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

The cloud-based remote-connectivity services market is characterized by rapid technological change, the frequent introduction of new services and evolving industry standards. Our ability to remain competitive will depend in large part on our ability to continue to enhance our existing services and develop new service offerings that keep pace with the market’s rapid technological developments. Additionally, to achieve market acceptance for our services, we must effectively anticipate and offer services that meet changing customer demands in a timely manner. Customers may require features and capabilities that our current services do not have. If we fail to develop services that satisfy customer requirements in a timely and cost-effective manner, our ability to renew our services with existing customers and our ability to create or increase demand for our services will be harmed and our revenue and results of operations would be adversely affected.

We use a limited number of data centers to deliver our services. Any disruption of service at these facilities could harm our business.

The majority of our services are hosted from third-party data center facilities located throughout the world. We do not control the operation of these facilities. The owners of our data center facilities have no obligation to renew their agreements with us on commercially reasonable terms, or at all. If we are unable to renew these agreements on commercially reasonable terms, we may be required to transfer to new data center facilities, and we may incur significant costs and possible service interruption in connection with doing so.

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

Our data centers are vulnerable to damage or interruption from human error, intentional bad acts, pandemics, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. At least one of our data facilities is located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. The occurrence of a natural disaster, an act of terrorism, vandalism or other misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.

Failure to comply with credit card processing standards may cause us to lose the ability to offer our customers a credit card payment option, which would increase our costs of processing customer orders and make our services less attractive to our customers, the majority of which purchase our services with a credit card.

Major credit card issuers have adopted credit card processing standards and have incorporated these standards into their contracts with us. If we fail to maintain our compliance with the credit card processing and documentation standards adopted by the major credit card issuers and applicable to us, these issuers could terminate their agreements with us, and we could lose our ability to offer our customers a credit card payment option. Most of our individual and SMB customers purchase our services online with a credit card, and our business depends substantially upon our ability to offer the credit card payment option. Any loss of our ability to offer our customers a credit card payment option would make our services less attractive to them and hurt our business. Our administrative costs related to customer payment processing would also increase significantly if we were not able to accept credit card payments for our services.

Evolving regulations and legal obligations related to data privacy, data protection and information security and our actual or perceived failure to comply with such obligations, could have an adverse effect on our business.

Our handling of the data we collect from our customers, as further described in our privacy policy, and our processing of personally identifiable information and data of our customers’ customers through the services we provide, is subject to a variety of laws and regulations, which have been adopted by various federal, state and foreign governments to regulate the collection, distribution, use and storage of personal information of individuals. Several foreign countries in which we conduct business, including the European Union and Canada, currently have in place, or have recently proposed, laws or regulations concerning privacy, data protection and information security, which are more restrictive than those imposed in the United States. Some of these laws are in their early stages and we cannot yet determine the impact these revised laws and regulations, if implemented, may have on our business. However, any failure or perceived failure by us to comply with these privacy laws, regulations, policies or obligations or any security incident that results in the unauthorized release or transfer of personally identifiable information or other customer data in our possession, could result in government enforcement actions, litigation, fines and penalties and/or adverse publicity, all of which could have an adverse effect on our reputation and business.

We have in the past relied on the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as a means for legitimizing the transfer of personally identifiable information from the European Economic Area, or EEA, to the United States. However, in October 2015, the European Union Court of Justice, or ECJ, ruled that the U.S. – EU Safe Harbor Framework is no longer deemed to be a valid method of transfer of data outside of the EEA. In response to the ECJ’s opinion, we have been working to implement alternative methods to transfer data from the EEA to the U.S. However, we may ultimately be unsuccessful in establishing an acceptable means for the transfer of data from the EEA.

Data protection regulation remains an area of increased focus in all jurisdictions and data protection regulations continue to evolve. There is no assurance that we will be able to meet new requirements that may be imposed on the transfer of personally identifiable information from the EU to the U.S. without incurring substantial expense or at all. European and/or multi-national customers may be reluctant to purchase or continue to use our services due to concerns regarding their data protection obligations. In addition, we may be subject to claims, legal proceedings or other actions by individuals or governmental authorities if they have reason to believe that our data privacy or security measures fail to comply with current or future laws and regulations.

We are required to comply with certain financial and operating covenants under our credit facility; any failure to comply with those covenants could cause amounts borrowed under the facility to become immediately due and payable or prevent us from borrowing under the facility.

Our credit facility, which consists of a $150 million secured revolving loan (and which may be increased by an additional $50 million if the existing or additional lenders are willing to make such increased commitments) which is available through February 18, 2020, at which time any amounts outstanding will be due and payable in full. As of February 19, 2016, we had drawn $60 million under the credit facility. We may wish to borrow additional amounts under the facility in the future for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital.

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

For the last three fiscal years, our revenue has grown from $166.3 million in 2013 to $222.0 million in 2014 and to $271.6 million in 2015. Our growth has placed, and may continue to place, a significant strain on our managerial, administrative, operational, financial and other resources. We intend to further expand our overall business, customer base, headcount and operations both domestically and internationally. Creating a global organization and managing a geographically dispersed workforce will require substantial management effort and significant additional investment in our infrastructure. We will be required to continue to improve our operational, financial and management controls and our reporting procedures and we may not be able to do so effectively. As such, we may be unable to manage our expenses effectively in the future, which may negatively impact our gross profit or operating expenses in any particular quarter.

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

We market and sell a significant amount of our services to SMBs. SMBs are challenging to reach, acquire and retain in a cost-effective manner. To grow our revenue quickly, we must add new customers, sell additional services to existing customers and encourage existing customers to renew their subscriptions. Selling to and retaining SMBs is more difficult than selling to and retaining large enterprise customers because SMB customers generally:

•	have high failure rates;

•	are price sensitive;

•	are difficult to reach with targeted sales campaigns;

•	have high churn rates in part because of the scale of their businesses and the ease of switching services; and

•	generate less revenue per customer and per transaction.

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

Ensuring that we have adequate internal financial and accounting controls and procedures in place so that we can produce accurate financial statements on a timely basis is a costly and time-consuming effort. Our internal controls over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with generally accepted accounting principles in the United States of America. In addition, Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires an annual management assessment of the effectiveness of our internal controls over financial reporting and a report from our independent registered public accounting firm addressing the effectiveness of our internal controls over financial reporting. We have documented, tested and improved, to the extent necessary, our internal controls over financial reporting for the year ended December 31, 2015. If in the future we are not able to comply with the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner, or if as part of our process of documenting and testing our internal controls over financial reporting, we or our independent registered public accounting firm identify deficiencies or areas for further attention and improvement, implementing appropriate changes to our internal controls may distract our officers and employees, entail substantial costs to modify our existing processes and take significant time to complete. These changes may not, however, be effective in maintaining the adequacy of our internal controls, and any failure to maintain that adequacy, or consequent inability to produce accurate financial statements on a timely basis, could increase our operating costs and harm our business. In addition, investors’ perceptions that our internal controls are inadequate or that we are unable to produce accurate financial statements on a timely basis may harm our stock price and make it more difficult for us to effectively market and sell our services to new and existing customers.

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

We rely on a combination of copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. In addition, we have have thirteen issued patents and eleven patents pending, and we are in the process of filing additional patents. We cannot assure you that any patents will issue from our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Any patents that may issue in the future from pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark or trademark registrations will be issued for pending or future applications or that any registered service marks or trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

During the period from our IPO in July 2009 through February 16, 2016, our common stock has traded as high as $75.42 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	fluctuations in our recorded revenue, even during periods of significant sales order activity;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our services to achieve or maintain market acceptance;

•	changes in market valuations of companies perceived to be similar to us;

•	announcements regarding changes to our current or planned products or services;

•	success of competitive companies, products or services;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant new services, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•

litigation, including stockholder litigation and/or class action litigation, involving our company, our services or our general industry, as well as announcements regarding developments in on-going litigation matters;

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

None.

ITEM 2. PROPERTIES

As of February 19, 2016, our principal facilities consist of approximately 220,000 square feet of office space at our U.S. headquarters located in Boston, Massachusetts, and approximately 72,000 square feet of space at our development facility located in Budapest, Hungary. We also have leased additional office space in San Francisco, California, Wichita, Kansas, Fairfax, Virginia and in Hungary, Ireland, Australia, the United Kingdom and India. We believe our facilities are sufficient to support our needs through 2016 and that additional space will be available in the future on commercially reasonable terms as needed.

We lease space in third-party facilities from which we operate our data centers, which are located in the United States, the United Kingdom, Germany, Brazil, Argentina, Singapore and Australia.

ITEM 3. LEGAL	PROCEEDINGS

On August 28, 2014, a putative class action complaint was filed against us in the U.S. District Court for the Eastern District of California (Case No. 1:14-cv-01355) by an individual on behalf of himself and purportedly on behalf of all other similarly situated individuals, or collectively, the Ignition Plaintiffs. The Ignition Plaintiffs have amended their initial complaint on February 17, 2015, May 6, 2015 and September 18, 2015. The amended complaint included claims made under California’s False Advertising Law and Unfair Competition Law relating to the sale of our Ignition for iOS application, or the App, and the Ignition Plaintiffs’ continued use of the App and sought restitution, damages in an unspecified amount, attorney’s fees and costs, and unspecified equitable and injunctive relief. On January 27, 2016, the U.S. District Court for the Eastern District of California granted our motion for summary judgment and dismissed all of the Ignition Plaintiffs’ claims.

On June 29, 2015, a putative class action complaint was filed against us in the U.S. District Court for the Central District of California (Case No. 5:15-cv-01258) by an individual on behalf of himself and purportedly on behalf of all other similarly situated individuals, or collectively, the Central Plaintiffs, under California’s Automatic Purchase Renewal Statute and Unfair Competition Law related to pricing changes and billing practices for subscriptions to our LogMeIn Central service. On October 7, 2015, we entered into a Settlement Agreement resolving the matter in exchange for a one-time settlement payment of $25,000. As a result, the U.S. District Court for the Central District of California dismissed the class action complaint on October 30, 2015.

We are from time-to-time subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on our consolidated financial statements.

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

Certain Information Regarding the Trading of Our Common Stock

Our common stock began trading under the symbol “LOGM” on the NASDAQ Global Select Market on July 1, 2009. Prior to that date, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the NASDAQ Global Select Market:

	High	Low
2014
First Quarter	$47.57	$31.08
Second Quarter	$47.69	$37.06
Third Quarter	$50.00	$39.06
Fourth Quarter	$53.38	$40.92
2015
First Quarter	$58.16	$45.06
Second Quarter	$70.00	$54.56
Third Quarter	$75.42	$56.64
Fourth Quarter	$74.77	$64.65

Holders of Our Common Stock

As of February 12, 2016, there were 10 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name. While we are unable to estimate the actual number of beneficial holders of our common stock, we believe the number of beneficial holders is substantially higher than the number of holders of record of shares of our common stock.

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

We did not sell any unregistered securities during the year ended December 31, 2015.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(1)
October 1, 2015 — October 31, 2015	3,320	$67.60	3,320	$59,473,691
November 1, 2015 — November 30, 2015	21,010	$71.22	21,010	$57,977,285
December 1, 2015 — December 31, 2015	23,731	$69.01	23,731	$56,339,631

Total	48,061	$69.88	48,061

(1)	Effective October 20, 2014, our board of directors approved a new $75 million share repurchase program, which was in addition to our pre-existing $50 million share repurchase program, which had previously been approved on August 13, 2013. Share repurchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. During the year ended December 31, 2015, we repurchased 297,461 shares of our common stock.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on our common stock for the period from December 31, 2010 through December 31, 2015 against the cumulative total return of the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. The comparison assumes $100.00 was invested in our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index and assumes reinvestment of dividends, if any. The stock performance on the graph below is not necessarily indicative of future price performance.

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

	Years Ended December 31,
	2011	2012	2013	2014	2015
	(In thousands, except for per share data)
Consolidated Statement of Operations Data:
Revenue	$119,461	$138,837	$166,258	$221,956	$271,600
Cost of revenue(1)	10,574	14,504	18,816	28,732	35,458

Gross profit	108,887	124,333	147,442	193,224	236,142

Operating expenses:
Research and development(1)	20,780	26,361	29,023	33,516	42,597
Sales and marketing(1)	57,156	70,058	88,794	119,508	138,946
General and administrative(1)	19,975	21,338	29,181	30,526	33,034
Legal settlements	1,250	—	1,688	—	3,600
Amortization of acquired intangibles(1)	228	565	682	987	1,916

Total operating expenses	99,389	118,322	149,368	184,537	220,093

Income (loss) from operations	9,498	6,011	(1,926)	8,687	16,049
Interest income	863	887	549	604	654
Interest expense	(1)	—	(2)	(2)	(574)
Other (expense) income	(565)	(641)	(89)	105	1,389

Income (loss) before income taxes	9,795	6,257	(1,468)	9,394	17,518
Provision for income taxes	(4,034)	(2,691)	(6,214)	(1,439)	(2,960)

Net income (loss)	$5,761	$3,566	$(7,682)	$7,955	$14,558

Net income (loss) per share:
Basic	$0.24	$0.14	$(0.32)	$0.33	$0.59
Diluted	$0.23	$0.14	$(0.32)	$0.31	$0.56
Weighted average shares outstanding:
Basic	24,176	24,711	24,351	24,385	24,826
Diluted	25,155	25,356	24,351	25,386	25,780

(1)	Includes stock-based compensation expense and intangible amortization expense as indicated in the following table:

	Years Ended December 31,
	2011	2012	2013	2014	2015
	(In thousands)
Cost of revenue:
Stock-based compensation	$316	$484	$706	$1,107	$1,560

Intangible amortization	566	1,552	1,820	3,959	4,151

Research and development:
Stock-based compensation	1,477	2,826	3,761	3,653	5,188

Sales and marketing:
Stock-based compensation	2,700	4,962	7,242	9,033	11,090

General and administrative:
Stock-based compensation	4,432	6,520	8,005	10,976	8,661

Amortization of acquired intangibles:
Intangible amortization	228	565	682	987	1,916

	As of December 31,
	2011	2012	2013	2014	2015
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term marketable securities	$198,644	$212,092	$189,556	$201,169	$208,427
Total assets	232,057	279,538	279,613	317,849	455,699
Deferred revenue, including long-term portion	58,264	69,649	85,163	105,250	136,989
Long-term debt	—	—	—	—	60,000
Total liabilities	76,251	94,901	112,274	144,005	247,888
Total equity	155,806	184,637	167,339	173,844	207,811

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

LogMeIn simplifies how people connect to their colleagues, employees, devices and the world around them. With millions of users worldwide, our cloud-based solutions make it possible for people and companies to connect and engage with their workplace, colleagues, customers and products anywhere, anytime. Our services are focused on high growth markets such as Identity and Access Management, Collaboration and the Internet of Things and are delivered via the cloud as hosted services, commonly called software-as-a-service, or SaaS. With tens of millions of users and hundreds of millions of sessions brokered, we believe our services are used to connect more Internet-enabled devices worldwide, than any other connectivity platform on the market.

We offer both free and fee-based, or premium, services. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, online search, off-line advertising, broadcast advertising, the conversion of free users and expiring free trials to paid subscriptions and direct marketing to new and existing customers. We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers, customer service centers, original equipment manufacturers, or OEMs, and consumers and to a lesser extent, from the delivery of professional services primarily related to our Xively business. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. For the year ended December 31, 2015, we generated revenues of $271.6 million, compared to $222.0 million for the year ended December 31, 2014, an increase of 22%.

We incurred a GAAP net loss of $7.7 million for 2013 and we earned net income of $8.0 million and $14.6 million for 2014 and 2015, respectively, while also generating cash flow from operations of $30.0 million, $74.2 million and $85.8 million for 2013, 2014 and 2015, respectively. We regularly evaluate potential acquisitions or investment opportunities as part of our growth strategy and pursue acquisitions and other strategic transactions designed to help expand our business and/or add complementary products and technologies to our existing products. In 2014 we paid an aggregate of $22.4 million, net of cash acquired, for the acquisitions of Ionia, Meldium and Zamurai and in 2015 we paid $107.6 million, net of cash acquired, for the acquisition of LastPass, $60.0 million of which was borrowed under our credit facility established in 2015. We had cash and investments of $208.4 million as of December 31, 2015. We expect to continue making significant future expenditures to further develop and expand our business.

On August 13, 2013, our Board of Directors approved a $50 million share repurchase program and approved an additional $75 million share repurchase program on October 20, 2014. Under our repurchase programs, stock may be repurchased from time-to-time in the open market, which may include the use of 10b5-1 trading plans, or in privately negotiated transactions, in accordance with applicable securities and stock exchange rules. During the year ended December 31, 2015, we repurchased 297,461 shares of our common stock for $18.1 million, an average price of $60.81 per share.

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

Sources of Revenue

We derive our revenue primarily from subscription fees for our premium services from enterprise customers, SMBs, IT service providers, mobile carriers, customer service centers, original equipment manufacturers, or OEMs, and consumers and to a lesser extent, from the delivery of professional services primarily related to our Xively business. The majority of our customers subscribe to our services on an annual basis and pay in advance, typically with a credit card, for their subscription. A smaller percentage of our customers subscribe to our services on a monthly basis through either month-to-month commitments or annual commitments that are then paid monthly with a credit card. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period. For the twelve months ended December 31, 2015, our gross annualized renewal rate was approximately 80%. We calculate our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. We expect our gross renewal rate to remain relatively consistent as we continue to invest in our products, customer support organization, and related retention programs.

Our revenue by service cloud (product grouping) is as follows (in thousands):

	Years Ended December 31,
	2013	2014	2015
Revenues:
Collaboration cloud	$35,176	$62,746	$88,234
Identity and Access Management cloud	55,647	74,244	92,712
Service and Support cloud	75,433	82,767	88,206
Other	2	2,199	2,448

Total revenue	$166,258	$221,956	$271,600

Employees

We have increased our number of full-time employees to 1,006 at December 31, 2015 as compared to 804 at December 31, 2014.

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

Cost of Revenue.    Cost of revenue consists primarily of costs associated with our data center operations, customer support centers and our Xively professional services team. Included in these costs are wages and benefits for personnel, telecommunications, hosting fees, hardware and software maintenance costs, consulting fees associated with outsourced customer support staffing and professional services team projects, depreciation associated with our data centers, and contingent bonus expense related to the Ionia and LastPass acquisitions (see Note 4 to the Consolidated Financial Statements). Additionally, amortization expense associated with the acquired software, technology and documented know-how, as well as internally developed software is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers are dependent on the number of customers who subscribe to our services and the complexity and redundancy of our services and hosting infrastructure. The expenses related to our professional services team are primarily driven by our investment in and efforts to support the growth of our Xively business. We expect cost of revenue expenses to increase in absolute dollars but remain relatively constant as a percentage of revenue as we continue to invest in our data center infrastructure and operations and customer support efforts.

Research and Development.    Research and development expenses consist primarily of wages and benefits for development personnel, contingent bonus expense related to the Meldium and LastPass acquisitions (see Note 4 to the Consolidated Financial Statements), rent expense primarily related to our offices in Hungary and Boston, consulting fees associated with outsourced development projects, travel-related costs for development personnel, and depreciation of assets used in development. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Hungary. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized costs of $1.2 million, $2.1 million and $2.2 million for the years ended December 31, 2013, 2014 and 2015, respectively, related to internally developed computer software to be sold as a service, which was incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our services but will remain relatively constant as a percentage of revenue.

Sales and Marketing.    Sales and marketing expenses consist primarily of online search and advertising costs, wages, commissions and benefits for sales and marketing personnel, offline marketing costs such as media advertising and trade shows, consulting fees, credit card processing fees, rent expense and hardware and software maintenance costs. Online search and advertising costs consist primarily of pay-per-click payments to search engines and other online advertising media such as banner ads. Offline marketing costs include radio and print advertisements as well as the costs to create and produce these advertisements, and tradeshows, including the costs of space at tradeshows and costs to design and construct tradeshow booths. Advertising costs are expensed as incurred. In order to continue to grow our business and awareness of our services, we expect that we will continue to invest in our sales and marketing efforts. We expect that sales and marketing expenses will increase in absolute dollars but will remain relatively constant as a percentage of revenue.

General and Administrative.    General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, legal, finance and accounting personnel, professional fees, insurance and other corporate expenses. We expect that general and administrative expenses related to personnel, recruiting, internal information systems, audit, accounting and insurance costs will increase in absolute dollars but will remain relatively constant as a percentage of revenue as we continue to support the growth of our business.

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

Revenue from our premium subscription services is recognized on a daily basis over the subscription term as the services are delivered, provided that there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured. Subscription periods range from monthly to ten years, but are primarily one year in duration. Our software cannot be run on another entity’s hardware nor do customers have the right to take possession of the software and use it on their own or another entity’s hardware.

Our multi-element arrangements typically include subscription and professional services, which may include development services. We evaluate each element within the arrangement to determine if they can be accounted for as separate units of accounting. If the delivered item or items have value to the customer on a standalone basis, either because they are sold separately by any vendor or the customer could resell the delivered item or items on a standalone basis, we have determined that the deliverables within these arrangements qualify for treatment as separate units of accounting. Accordingly, we recognize revenue for each delivered item or items as a separate earnings process commencing when all of the significant performance obligations have been performed and when all the revenue recognition criteria have been met. Professional services revenue recognized as a separate earnings process under multi-element arrangements has been immaterial to date. In cases where we have determined that the delivered items within our multi-element arrangements do not have value to the customer on a stand-alone basis, the arrangement is accounted for as a single unit of accounting and the related consideration is recognized ratably over the estimated customer life, commencing when all of the significant performance obligations have been delivered and when all the revenue recognition criteria have been met. Revenue from multi-element arrangements accounted for as a single unit of accounting which do not have value to the customer has been immaterial to date.

Income Taxes.    We are subject to federal, state, and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our provision for these income taxes and deferred tax assets. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate deferred tax assets, current tax liabilities and deferred tax liabilities, and we assess temporary differences resulting from differing treatment of items for tax and accounting purposes. At December 31, 2014 and 2015, our deferred tax assets consisted primarily of net operating losses and stock-based compensation expense. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be recognized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2014 and 2015, we maintained a full valuation allowance against the deferred tax assets of our Hungarian subsidiary. This entity has historical tax losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

We evaluate our uncertain tax positions based on a determination of whether and how much of a tax benefit we have taken in our tax filings or positions is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2014 and 2015, we provided a liability of $0.7 million and $0.9 million, respectively for uncertain tax positions. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

Goodwill and acquired intangible assets.    We record goodwill as the excess of the acquisition price over the fair value of the net tangible and identifiable intangible assets acquired. We do not amortize goodwill, but instead perform an annual impairment test of goodwill or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. We operate as a single operating segment with one reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of December 31, 2015, the fair value of the Company as a whole significantly exceeded our carrying value. We continuously monitor our intangible assets for indicators of impairment. If an indicator exists, we compare the undiscounted expected future cash flows from the intangible asset to its carrying value. If the carrying value exceeds the undiscounted expected cash flows, we record an impairment based on the difference between the carrying value and determined fair value. Projected future cash flows are an estimate made by management which based on their nature include risks and uncertainties, primarily related to acceptance of products in the marketplace. To the extent that estimates of cash flows do not come to fruition, future impairments of intangible assets may be required. No material impairments have been recorded through December 31, 2015.

We record intangible assets at their respective estimated fair values at the date of acquisition. Intangible assets are amortized based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives, which range up to eleven years.

Stock-Based Compensation.    We value all stock-based compensation, including grants of stock options and restricted stock units, at fair value on date of grant and expense the fair value over the applicable service period.

The assumptions used in determining the fair value of stock-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change, and we use different assumptions, our stock-based compensation could be materially different in the future. The risk-free interest rate used for each grant is based on a U.S. Treasury instrument with a term similar to the expected term of the stock-based award. The expected term of stock options has been estimated utilizing the vesting period of the option, the contractual life of the option and our option exercise history. We estimate the expected volatility of our common stock at the date of grant based on the historical volatility of comparable public companies over the option’s expected term as well as our own stock price volatility since our IPO.

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

We recognize compensation expense for only the portion of stock-based awards that are expected to vest. Accordingly, we have estimated expected forfeitures of stock-based awards based on our historical forfeiture rate and we use these rates to develop future forfeiture rates. If our actual forfeiture rate varies from our historical rates and estimates, additional adjustments to compensation expense may be required in future periods. Past fair value of stock-based award grants may not be a reliable indicator of future fair values as assumptions such as volatility may change over time.

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

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Years Ended December 31,
	2013	2014	2015
Operations Data:
Revenue	100%	100%	100%
Cost of revenue	11	13	13

Gross profit	89	87	87

Operating expenses:
Research and development	18	15	16
Sales and marketing	53	54	51
General and administrative	18	14	12
Legal settlements	1	—	1
Amortization of acquired intangibles	—	—	1

Total operating expenses	90	83	81

(Loss) income from operations	(1)	4	6
Interest income	—	—	—
Interest expense	—	—	—
Other (expense) income, net	—	—	—

(Loss) income before income taxes	(1)	4	6
Provision for income taxes	(4)	—	(1)

Net (loss) income	(5)%	4%	5%

Years Ended December 31, 2014 and 2015

Revenue.    Revenue increased $49.6 million, or 22%, from $222.0 million for the year ended December 31, 2014 to $271.6 million for the year ended December 31, 2015. This increase was primarily attributable to new customer purchases of join.me, existing customers who previously purchased LogMeIn Pro at introductory prices and subsequently have renewed at higher price points, and new customers who purchased, and existing customers who upgraded to, our improved Central offering.

Cost of Revenue.    Cost of revenue increased $6.7 million, or 23%, from $28.7 million for the year ended December 31, 2014 to $35.5 million for the year ended December 31, 2015. As a percentage of revenue, cost of revenue was 13% for both the years ended December 31, 2014 and 2015. The increase in absolute dollars was primarily due to a $4.0 million increase in hosting costs associated with managing our data centers and hosting our services due to an increase in both the number of customers using our services and the total number of devices that connected to our services. The increase was also due to a $1.6 million increase in personnel-related costs, including salary, wages, bonus and benefits and taxes, recruiting and relocation expense, as we increased the number of customer support employees to support our overall growth, a $0.9 million increase in consulting fees, a $0.5 million increase in rent expense and a $0.3 million increase in depreciation expense. These costs were partially offset by lower contingent retention-based bonuses of $1.0 million incurred in connection with acquisitions. Included in the increase in personnel-related costs is a $0.5 million increase in stock-based compensation expense.

Research and Development Expenses.    Research and development expenses increased $9.1 million, or 27%, from $33.5 million for the year ended December 31, 2014 to $42.6 million for the year ended December 31, 2015. As a percentage of revenue, research and development expenses were 15% and 16% for the years ended December 31, 2014 and 2015, respectively. The increase in absolute dollars was primarily due to a $5.5 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes, as we increased the number of research and development employees to support our overall growth. The increase was also due to a $1.7 million increase in contingent bonus expense, primarily related to the LastPass acquisition, and to a lesser extent, the Meldium acquisition, a $1.0 million increase in consulting fees, a $0.3 million increase in hardware and software maintenance costs and a $0.3 million increase in rent expense. Included in the increase in personnel-related costs is a $1.5 million increase in stock-based compensation expense.

Sales and Marketing Expenses.    Sales and marketing expenses increased $19.4 million, or 16%, from $119.5 million for the year ended December 31, 2014 to $138.9 million for the year ended December 31, 2015. As a percentage of revenue, sales and marketing expenses were 54% and 51% for the years ended December 31, 2014 and 2015. The increase in absolute dollars was primarily due to a $10.8 million increase in personnel-related and recruiting costs, including salary, wages, commissions, bonus, and benefits and taxes, from the hiring of additional employees to support our growth in sales and to expand our marketing efforts. The total increase in sales and marketing expense was also due to a $1.8 million increase in credit card transaction fees related to an increase in e-commerce sales, a $1.8 million increase in hardware and software maintenance costs, a $1.5 million increase in marketing programs and consulting costs, a $1.3 million increase in sales consulting costs, a $0.8 million increase in contingent bonus expense, a $0.5 million increase in depreciation expense, a $0.5 million increase in rent expense, a $0.2 million increase in office-related costs, and a $0.2 million increase in employee training costs. Included in the increase in personnel-related costs is a $2.1 million increase in stock-based compensation expense.

General and Administrative Expenses.    General and administrative expenses increased $2.5 million, or 8%, from $30.5 million for the year ended December 31, 2014 to $33.0 million for the year ended December 31, 2015. As a percentage of revenue, general and administrative expenses were 14% and 12% for the years ended December 31, 2014 and 2015, respectively. The increase in absolute dollars was primarily due to a $2.2 million increase in personnel-related and recruiting costs, including salary, wages, bonus, and benefits and taxes, as we increased the number of general and administrative employees to support our overall growth. The total increase in general and administrative expense was also due to a $0.9 million increase in legal fees, a $0.5 million increase in consulting fees, a $0.4 million increase in travel-related and department meetings costs, a $0.2 million increase in hardware and software maintenance costs and a $0.2 million increase in corporate insurance costs. These increases were partially offset by a $2.3 million decrease in stock-based compensation expense, primarily due to stock awards forfeited by two key executives in the first and third quarters of 2015.

Legal Settlement Expenses.    Legal settlement expenses were $3.6 million for the year ended December 31 2015 and were associated with the Sensory Settlement Agreement (see Note 11 to the Consolidated Financial Statements). We did not incur legal settlement expenses for the year ended December 31, 2014.

Amortization of Acquired Intangibles.    Amortization of acquired intangibles increased $0.9 million, or 94% from $1.0 million for the year ended December 31, 2014 to $1.9 million for the year ended December 31, 2015. The increase in amortization of acquired intangibles for the year ended December 31, 2015 is primarily related to the intangible assets acquired in the LastPass acquisition in October 2015.

Interest Income.    Interest income increased $0.1 million from $0.6 million for the year ended December 31, 2014 to $0.7 million for the year ended December 31, 2015. The increase was primarily attributable to interest income earned on marketable securities.

Interest Expense.    Interest expense was $0.6 million for the year ended December 31, 2015 and was associated with the amortization of financing fees, as well as interest expense attributable to our credit facility. We did not incur interest expense for the year ended December 31, 2014.

Other Income (Expense), Net.    Other income (expense), net was income of $0.1 million and $1.4 million for the years ended December 31, 2014 and 2015, respectively. The increase was primarily due to an increase in realized and unrealized foreign currency gains resulting from multi-currency settlements occurring during the period.

Income Taxes.    We recorded a provision for federal, state and foreign income taxes of $1.4 million on profit before income taxes of $9.4 million and $3.0 million on profit before taxes of $17.5 million for the years ended December 31, 2014 and 2015, respectively, resulting in an effective tax rate of 15% and 17%, respectively. Our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily due to profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate.

Net Income.    We recognized net income of $8.0 million and $14.6 million for the years ended December 31, 2014 and 2015, respectively.

Years Ended December 31, 2013 and 2014

Revenue.    Revenue increased $55.7 million, or 34%, from $166.3 million for the year ended December 31, 2013 to $222.0 million for the year ended December 31, 2014. This increase was primarily attributable to new customer purchases of join.me, existing customers who previously purchased LogMeIn Pro at introductory prices and have subsequently renewed at higher price points, and from new customers who purchased, and existing customers who upgraded to, our improved LogMeIn Central offering.

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

Sales and Marketing Expenses.    Sales and marketing expenses increased $30.7 million, or 35%, from $88.8 million for the year ended December 31, 2013 to $119.5 million for the year ended December 31, 2014. As a percentage of revenue, sales and marketing expenses were 53% and 54% for the years ended December 31, 2013 and 2014. The increase in absolute dollars was primarily due to a $12.8 million increase in personnel-related and recruiting costs, including salary, wages, commissions, bonus, and benefits and taxes, from the hiring of additional employees to support our growth in sales and expand our marketing efforts and a $10.8 million increase in marketing program costs. Included in the increase in personnel-related and recruiting costs is a $1.8 million increase in stock-based compensation expense. The total increase in sales and marketing expense was also due to a $1.9 million increase in credit card transaction fees related to an increase in e-commerce sales, a $1.8 million increase in consulting fees, a $1.1 million increase in travel-related and department meeting costs, a $0.8 million increase in rent expense, a $0.4 million increase in hardware and software maintenance costs and a $0.3 million increase in telecommunications expense.

General and Administrative Expenses.    General and administrative expenses increased $1.3 million, or 5%, from $29.2 million for the year ended December 31, 2013 to $30.5 million for the year ended December 31, 2014. As a percentage of revenue, general and administrative expenses were 18% and 14% for the years ended December 31, 2013 and 2014, respectively. The increase in absolute dollars was primarily due to a $4.3 million increase in personnel-related and recruiting costs, including salary, wages, bonus, and benefits and taxes, as we increased the number of general and administrative employees to support our overall growth. Included in the increase in personnel-related and recruiting costs is a $3.0 million increase in stock-based compensation expense. The total increase in general and administrative expense was also due to a $0.7 million increase in legal fees, $0.4 million increase in audit and accounting fees, a $0.3 million increase in consulting fees, a $0.2 million increase in rent expense, a $0.1 million increase in hardware and software maintenance costs, a $0.1 million increase in depreciation expense, a $0.1 million increase in telecommunications expense, and a $0.1 million increase in travel related costs. These amounts were offset by a $5.3 million decrease in litigation related costs.

Legal Settlement Expenses.    Legal settlement expenses were $1.7 million for the year ended December 31 2013. We did not incur legal settlement expenses for the year ended December 31, 2014.

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

Interest Income.    Interest income increased $0.1 million from $0.5 million for the year ended December 31, 2013 to $0.6 million for the year ended December 31, 2014. The increase was primarily attributable to interest income earned on short-term deposits.

Other Income (Expense), Net.    Other income (expense), net was expense of $0.1 million and income of $0.1 million for the years ended December 31, 2013 and 2014, respectively. The increase was primarily due to an increase in realized and unrealized foreign currency gains resulting from multi-currency settlements occurring during the period.

Income Taxes.    We recorded a provision for federal, state and foreign income taxes of $6.2 million for the year ended December 31, 2013, on a loss before income taxes of $1.5 million as a result of income generated in the United States offset by losses incurred in certain foreign jurisdictions where there is no corresponding benefit. For the year ended December 31, 2014, we recorded a tax provision for income taxes of $1.4 million on profit before taxes of $9.4 million resulting in an effective tax rate of 15%. Our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily due to profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate.

Net (Loss) Income.    We recognized a net loss of $7.7 million for the year ended December 31, 2013 compared to net income of $8.0 million for the year ended December 31, 2014.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2013	2014	2015
		(In thousands)
Net cash provided by operations	$30,020	$74,153	$85,770
Net cash used in investing activities	(24,368)	(32,942)	(107,974)
Net cash (used in) provided by financing activities	(28,648)	(24,288)	49,592
Effect of exchange rate changes	321	(5,220)	(5,205)

Net (decrease) increase in cash	$(22,675)	$11,703	$22,183

At December 31, 2015, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $208.4 million, of which $135.1 million was in the United States and $73.3 million was held by our international subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes upon repatriation. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to indefinitely reinvest our foreign earnings to fund our foreign subsidiaries.

Cash Flows From Operating Activities

Net cash provided by operating activities was $30.0 million, $74.2 million, and $85.8 million for the years ended December 31, 2013, 2014 and 2015, respectively.

Net cash inflows from operating activities during the year ended December 31, 2013 were mainly attributable to a $14.5 million increase in deferred revenue associated with upfront payments received from our customers for services. The net cash inflows from operating activities were also attributable to a $3.5 million increase in accrued expenses, offset by a $3.8 million increase in other assets, a $3.0 million increase in prepaid expenses and other current assets and a $2.2 million decrease in accounts payable. The increase in accrued expenses is primarily driven by a $1.9 million increase in accrued marketing programs and a $1.7 million increase in payroll and payroll related costs. The increase in other assets is primarily driven by a $1.9 million increase in prepaid tax and a $1.8 million increase in long-term prepaid rent for our Boston office. The increase in prepaid expense and other current assets is primarily related to a $3.0 million increase in prepaid taxes. Additionally, included in net cash inflows from operating activities are add-backs of non-cash expense items, including $19.7 million for stock compensation, $7.7 million for depreciation and amortization and a $0.9 million provision for deferred income taxes resulting from differing treatment of items for tax and accounting purposes.

Net cash inflows from operating activities during the year ended December 31, 2014 were mainly attributable to a $24.0 million increase in deferred revenue associated with upfront payments received from our customers for services. The net cash inflows from operating activities were also attributable to a $9.2 million increase in accrued expenses, our net income of $8.0 million, a $1.8 million decrease in prepaid expenses and other current assets, a $1.7 million increase in accounts payable and a $1.6 million increase in other long-term liabilities. The net cash inflows from operating activities were offset by a $5.8 million increase in accounts receivable. The increase in accrued expenses is primarily driven by a $5.2 million increase in payroll and payroll related costs and a $3.0 million increase in accrued marketing programs. The decrease in prepaid expenses and other current assets is primarily driven by a $2.2 million decrease in prepaid tax. The decrease in prepaid expenses and other current assets is offset by a $1.0 million increase in prepaid software subscription fees. Additionally, included in net cash inflows from operating activities are add-backs of non-cash charges, including $24.8 million for stock compensation, $11.1 million for depreciation and amortization and a $2.7 million benefit from deferred income taxes resulting from differing treatment of items for tax and accounting purposes.

Net cash inflows from operating activities during the year ended December 31, 2015 were mainly attributable to a $28.9 million increase in deferred revenue associated with upfront payments received from our customers, net income of $14.6 million, a $2.7 million increase in other long-term liabilities, a $2.3 million increase in accrued liabilities, a $2.2 million decrease in accounts receivable and a $1.4 million increase in accounts payable. These cash inflows are partially offset by a $2.8 million increase in prepaid expenses and other current assets. Additionally, included in net cash inflows from operating activities are add-backs of non-cash charges, including $26.5 million for stock-based compensation expense and $13.7 million for depreciation and amortization. The increase related to other long-term liabilities includes the impact of contingent retention-based bonuses associated with our recent acquisitions (See Note 4 to the Consolidated Financial Statements).

Cash Flows From Investing Activities

Net cash used in investing activities was $24.4 million, $32.9 million and $108.0 million for the years ended December 31, 2013, 2014 and 2015, respectively.

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

Net cash used in investing for the year ended December 31, 2014 was primarily related to the acquisitions of Ionia Corporation, or Ionia, in March 2014, BBA, Inc., d/b/a “Meldium,” or Meldium, in August 2014, and Zamurai Corporation, or Zamurai, in September 2014 for $22.4 million, net of cash acquired, and the purchase of $7.5 million in property and equipment mainly related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure, and the expansion of our offices. Net cash used in investing activities also related to $2.5 million in intangible asset additions, primarily for capitalized costs related to internally developed computer software to be sold as a service which were incurred during the application development stage.

Net cash used in investing activities for the year ended December 31, 2015 was primarily related to the acquisition of Marvasol, Inc., d/b/a/ “LastPass,” or LastPass, in October 2015 for $107.6 million, net of cash acquired. Net cash used in investing activities was also related to the purchase of $14.2 million in property and equipment in connection with the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure, and the expansion of our offices, and $2.4 million in intangible asset additions, primarily related to capitalized costs related to internally developed computer software to be sold as a service which were incurred during the application development stage. Net cash used in investing activities was partially offset by $14.7 million in net proceeds from the sale and maturities of marketable securities and a $1.5 million decrease in restricted cash due to a planned decrease in the security deposit obligation under our Boston office lease.

Cash Flows From Financing Activities

Net cash used by financing activities was $28.6 million and $24.3 million for the years ended December 31, 2013 and 2014, respectively. Net cash provided by financing activities was $49.6 million for the year ended December 31, 2015.

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

Net cash used in financing activities for the year ended December 31, 2014 was primarily related to the purchase of $36.5 million of treasury stock pursuant to our share repurchase program, as well as the payment of $5.8 million for payroll taxes related to vesting of restricted stock units, offset by $17.6 million in proceeds received from the issuance of common stock upon exercise of stock options.

Liquidity

Net cash provided by financing activities for the year ended December 31, 2015 was primarily related to $60.0 million in borrowings under our credit facility which we had drawn in October 2015 in order to partially fund our acquisition of LastPass. Net cash provided by financing activities also includes $17.8 million in proceeds received from the issuance of common stock upon exercise of stock options and a $2.7 million income tax benefit realized from stock-based awards. Net cash provided by financing activities was offset by $18.1 million for the purchase of treasury stock pursuant to our share repurchase program, the payment of $11.6 million for payroll taxes related to vesting of restricted stock units, and the payment of $1.0 million in deferred financing costs.

On February 18, 2015, we entered into a multi-currency credit agreement with a syndicate of banks, financial institutions and other lending entities (the “Credit Agreement”), pursuant to which a secured revolving credit facility of up to $100 million was made available to us. On January 22, 2016, we amended the Credit Agreement to, among other things, increase the funds available to us under the credit facility to up to $150 million and to provide us with an option to further increase the credit facility by an additional $50 million subject to further commitment from the lenders. The credit facility matures in February 2020 and includes certain financial covenants with which we must comply. We expect to use the credit facility for general corporate purposes, including the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital. See Note 14 to the Consolidated Financial Statements for additional details. As of December 31, 2015, we had $60 million of outstanding borrowings under the credit facility.

We have been purchasing treasury stock since 2013 pursuant to share repurchase programs approved by our board of directors. As of December 31, 2015, we had $56 million remaining under the share repurchase program. Our ability to repurchase shares is subject to our having sufficient cash available and maintaining compliance with credit facility covenants.

Future Expectations

We believe that our current cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements, as well as our planned share repurchases under our share repurchase program for at least the next twelve months. We may also elect to borrow additional funds under our credit facility or raise additional capital through the sale of additional equity or debt securities to develop or enhance our services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If we elect, additional financing may not be available in amounts or on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

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

In addition to our consolidated financial statements prepared in accordance with GAAP, to date, we have considered the following non-GAAP financial measures to be key indicators of our financial performance:

•	“Non-GAAP operating income,” which we define as GAAP (loss) income from operations less acquisition related costs and amortization, stock-based compensation expense and litigation-related expenses;

•

“Adjusted EBITDA,” which we define as GAAP net (loss) income, less interest income, interest expense and other (expense) income, net, provision for income taxes, depreciation and amortization expenses, acquisition-related costs, stock-based compensation expense and litigation-related expenses;

•

“Non-GAAP provision for income taxes,” which we define as GAAP provision for income taxes less the tax impact from acquisition related costs and amortization, stock-based compensation expense and litigation-related expenses;

•

“Non-GAAP net income,” which we define as GAAP net (loss) income excluding stock-based compensation expense, litigation related expense and acquisition-related costs and amortization, less the tax effect of the non-GAAP items; and

•	“Non-GAAP earnings per share,” which we define as non-GAAP net (loss) income divided by diluted average weighted shares outstanding.

The expenses described below have been excluded from our GAAP results to arrive at our non-GAAP measures, as outlined above:

Acquisition-related costs and amortization relate to costs associated with acquisitions of intellectual property and businesses and include related professional services costs (i.e. legal costs, audit and accounting fees), contingent purchase price, contingent retention bonuses and the amortization of acquired intangible assets.

Acquisition-related costs relate to costs associated with the acquisitions of intellectual property and businesses and include legal costs, audit and accounting fees and contingent retention bonuses.

Stock-based compensation expense relates to stock-based compensation awards granted to our executive officers, employees and outside directors.

Litigation-related expenses relate to costs associated with the defense and settlement of claims brought against us including intellectual property infringement claims and other material litigation (see Note 11 to the Consolidated Financial Statements).

Depreciation and amortization expenses relate to costs associated with the depreciation and amortization of fixed and intangible assets.

Interest income, interest expense and other (expense) income, net relates to the interest earned on outstanding cash balances and marketable securities, interest expense primarily related to our credit facility, as well as realized and unrealized foreign currency gains and losses resulting from multi-currency settlements occurring during the period and period end translation adjustments.

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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows (in thousands, except share and per share data):

	For the Year Ended December 31,
Non-GAAP Operating income	2013	2014	2015
GAAP (Loss) income from operations	$(1,926)	$8,687	$16,049
Add Back:
Stock-based compensation expense	19,714	24,769	26,499
Litigation related expenses	7,476	475	4,963
Acquisition related costs and amortization	3,537	8,237	11,216

Non-GAAP Operating income	$28,801	$42,168	$58,727

	For the Year Ended December 31,
Adjusted EBITDA	2013	2014	2015
GAAP Net (loss) income	$ (7,682)	$ 7,955	$14,558
Add Back:
Stock-based compensation expense	19,714	24,769	26,499
Litigation related expenses	7,476	475	4,963
Acquisition related costs	1,540	4,466	6,345
Income tax expense	6,214	1,439	2,960
Depreciation and amortization expense	7,704	11,137	13,698
Less:
Interest and other (expense) income, net	(458)	(707)	(1,469)

Adjusted EBITDA	$34,508	$ 49,534	$67,554

	For the Year Ended December 31,
Non-GAAP Net income	2013	2014	2015
GAAP Net (loss) income	$ (7,682)	$ 7,955	$14,558
Add Back:
Stock-based compensation expense	19,714	24,769	26,499
Litigation related expenses	7,476	475	4,963
Acquisition related costs and amortization	3,537	8,237	11,216
Less:
Income tax effect of non-GAAP items	(9,194)	(11,509)	(14,568)

Non-GAAP Net income	$13,851	$ 29,927	$42,668

	For the Year Ended December 31,
Non-GAAP Earnings per share	2013	2014	2015
GAAP Diluted (loss) earnings per share	$ (0.32)	$ 0.31	$ 0.56
Add Back:
Stock-based compensation expense	0.79	0.98	1.03
Litigation related expenses	0.30	0.02	0.19
Acquisition related costs and amortization	0.14	0.32	0.44
Less:
Income tax effect of non-GAAP items	(0.36)	(0.45)	(0.56)

Non-GAAP earnings per share	$ 0.55	$ 1.18	$ 1.66

Shares used in computing diluted earnings per share	25,018,758	25,386,199	25,779,928

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2015 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)(1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$99,011	$10,870	$32,149	$20,380	$35,612
Credit facility(2)	60,000	—	—	60,000	—
Hosting service agreements	4,742	3,698	1,044	—	—

Total	$163,753	$14,568	$33,193	$80,380	$35,612

(1)	Excluded from the table above is $0.9 million related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.
(2)	The credit facility matures in February 2020, when all amounts outstanding will be due and payable.

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

In December 2015, we amended our current lease for our Budapest, Hungary office space to provide for an expansion of leased space and to extend the term of the lease. The term of the amended lease will begin on February 26, 2016 and will extend through April 29, 2021. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $8.5 million (EUR 7.8 million). The lease agreement required a bank guarantee of $0.4 million (EUR 0.4 million). The bank guarantee is classified as restricted cash.

In May 2015, the Company entered into an agreement to sublease a portion of the office space it currently leases in Dublin, Ireland. The sublease term began in May 2015 and extends to August 2017 which aligns with the non-cancelable term of the Company’s head lease. The tenant will pay $0.2 million per year, which recovers the Company’s costs under the remaining term.

In December 2014, we entered into a lease for new office space in Boston, Massachusetts. The landlord was obligated to rehabilitate the existing building and the lease term began in December 2015 and will extend through June 2028. The aggregate amount of minimum lease payments to be made over the term of the lease is $47 million. Pursuant to the terms of the lease, the landlord was responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements will be billed by the landlord to us as additional rent. We estimate these excess costs to be $4 million, of which $2.1 million was paid as of December 31, 2015. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable, unsecured standby letter of credit. The lease includes an option to extend the original term of the lease for two successive five year periods.

In December 2014, we entered into a lease for new office space in San Francisco, California. The term of the new office space began in February 2015 and extends through April 2020. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $2.4 million. The lease required a security deposit of $41,000. The security deposit is classified as a long-term deposit.

Recent Accounting Pronouncements

On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment, real estate or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for us on January 1, 2018, with early adoption permitted but not earlier than January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our consolidated financial statements.

On June 19, 2014, the FASB issued ASU 2014-12, Stock Compensation (“ASU 2014-12”), providing guidance on accounting for stock-based payment awards when the terms of an award provide that a performance target could be achieved after the requisite service period. The update clarifies that performance targets that can be achieved after the requisite service period of a stock-based payment award be treated as performance conditions that affect vesting. These awards should be accounted for under Accounting Standards Codification Topic 718, Compensation — Stock Compensation, and existing guidance should be applied as it relates to awards with performance conditions that affect vesting. The update is effective for us for the interim and annual periods beginning after December 15, 2015. We are currently evaluating the impact of the adoption of this standard, if any, on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period and early adoption is permitted. We do not expect to early adopt ASU 2015-03, which will be effective for our fiscal year ending December 31, 2016. We are currently evaluating the impact of the adoption of this standard, if any, on our consolidated financial statements.

On April 15, 2015 the FASB issued Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05) which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. Under the new standard, customers will apply the same criteria as vendors to determine whether a cloud computing arrangement contains a software license or is solely a service contract. The new standard is effective for annual periods, including interim periods, beginning after December 15, 2015. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements.

On September 25, 2015 the FASB issued Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16) that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for us for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating the impact of the adoption of this standard on our consolidated financial statements. We do not believe the standard will have a material impact on our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Foreign Currency Exchange Risk    Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a majority of our non-U.S. sales are recorded by our Irish subsidiary and as we incur significant operating expenses in our foreign subsidiaries including our Hungarian research and development facilities and our sales and marketing operations in Ireland, the United Kingdom, Australia and India. For the years ended December 31, 2014 and 2015, approximately 32% and 30%, respectively, of our revenues were generated by our Irish subsidiary and approximately 29% and 24%, respectively, of our operating expenses occurred in our international operations in Hungary, Ireland, the United Kingdom, Australia, India and Brazil.

Currently, our largest exposure to foreign currency exchange rate risk relates to the Euro, British Pound and the Hungarian Forint. To date, changes in foreign currency exchange rates have not had a material impact on our operations, and we estimate that a change of 20% or less in foreign currency exchange rates would not materially affect our operations. At this time we do not, but may in the future, enter into any foreign currency hedging programs or instruments that would hedge or help offset such foreign currency exchange rate risk

At December 31, 2015, cash and cash equivalents and short-term marketable securities totaled $208.4 million, of which $135.1 million was held in the United States and $73.3 million was held by our international subsidiaries. Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. Our consolidated cash balances were impacted favorably by $0.3 million in 2013 and unfavorably by $5.2 million in both 2014 and 2015, due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro.

Interest Rate Sensitivity.    Interest income is sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our cash and cash equivalents and short-term marketable securities, which primarily consist of cash, money market instruments, government securities and corporate and agency bonds with maturities of two years or less, we believe there is no material risk of exposure to changes in the fair value of our cash and cash equivalents and marketable securities as a result of changes in interest rates.

Interest expense on borrowings under our credit facility is sensitive to changes in interest rates. As of December 31, 2015, we had $60.0 million outstanding under our variable-rate credit facility. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. Interest rates on this loan will be adjusted at each rollover date to the extent such amounts are not repaid. As of December 31, 2015, the annual rate on the loan was 1.875%. If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $0.6 million. This hypothetical change in cash flows and earnings has been calculated based on the borrowings outstanding at December 31, 2015 and a 100 basis point per annum change in interest rate applied over a one-year period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LogMeIn, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

LogMeIn, Inc.

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of LogMeIn, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2015, and the related consolidated statements of operations, comprehensive (loss) income, equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LogMeIn, Inc. and subsidiaries as of December 31, 2014 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Boston, Massachusetts

February 19, 2016

LogMeIn, Inc.

Consolidated Balance Sheets

(In thousands, except share and per share data)

	December 31, 2014	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$100,960	$123,143
Marketable securities	100,209	85,284
Accounts receivable (net of allowance for doubtful accounts of $301 and $274 as of December 31, 2014 and December 31, 2015, respectively)	18,286	16,011
Prepaid expenses and other current assets	4,545	11,997
Restricted cash, current portion	1,492	—
Deferred tax assets	5,403	—

Total current assets	230,895	236,435
Property and equipment, net	13,476	21,711
Restricted cash, net of current portion	2,531	2,467
Intangibles, net	18,983	71,590
Goodwill	37,928	117,545
Other assets	4,756	5,753
Deferred tax assets	9,280	198

Total assets	$317,849	$455,699

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$7,055	$10,327
Accrued liabilities	29,482	31,674
Deferred revenue, current portion	101,672	134,297

Total current liabilities	138,209	176,298
Long-term debt	—	60,000
Deferred revenue, net of current portion	3,578	2,692
Deferred tax liabilities	—	5,812
Other long-term liabilities	2,218	3,086

Total liabilities	144,005	247,888

Commitments and contingencies (Note 11)
Preferred stock, $0.01 par value — 5,000,000 shares authorized, 0 shares outstanding as of December 31, 2014 and December 31, 2015	—	—
Equity:
Common stock, $0.01 par value — 75,000,000 shares authorized as of December 31, 2014 and December 31, 2015; 26,530,977 and 27,540,008 shares issued as of December 31, 2014 and December 31, 2015, respectively; 24,418,760 and 25,130,330 outstanding as of December 31, 2014 and December 31, 2015, respectively	267	275
Additional paid-in capital	237,203	276,793
Retained earnings	6,516	21,074
Accumulated other comprehensive loss	(3,117)	(5,216)
Treasury stock, at cost — 2,112,217 and 2,409,678 shares as of December 31, 2014 and December 31, 2015, respectively	(67,025)	(85,115)

Total equity	173,844	207,811

Total liabilities and equity	$317,849	$455,699

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Operations

(In thousands, except share and per share data)

	Years Ended December 31,
	2013	2014	2015
Revenue	$166,258	$221,956	$271,600
Cost of revenue	18,816	28,732	35,458

Gross profit	147,442	193,224	236,142

Operating expenses
Research and development	29,023	33,516	42,597
Sales and marketing	88,794	119,508	138,946
General and administrative	29,181	30,526	33,034
Legal settlements	1,688	—	3,600
Amortization of acquired intangibles	682	987	1,916

Total operating expenses	149,368	184,537	220,093

(Loss) income from operations	(1,926)	8,687	16,049
Interest income	549	604	654
Interest expense	(2)	(2)	(574)
Other (expense) income, net	(89)	105	1,389

(Loss) income before income taxes	(1,468)	9,394	17,518
Provision for income taxes	(6,214)	(1,439)	(2,960)

Net (loss) income	$(7,682)	$7,955	$14,558

Net (loss) income per share:
Basic	$(0.32)	$0.33	$0.59
Diluted	$(0.32)	$0.31	$0.56
Weighted average shares outstanding:
Basic	24,350,913	24,385,297	24,826,363
Diluted	24,350,913	25,386,199	25,779,928

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Comprehensive (Loss) Income

(In thousands)

	Years Ended December 31,
	2013	2014	2015
Net (loss) income	$(7,682)	$7,955	$14,558

Other comprehensive (loss) gain:
Net unrealized (losses) gains on marketable securities, (net of tax benefit of $14 and $61 for the years ended December 31, 2013 and 2014 and net of tax provision of $31 for the year ended December 31, 2015)	(25)	(107)	55
Net translation losses	(761)	(1,824)	(2,154)

Total other comprehensive loss	(786)	(1,931)	(2,099)

Comprehensive (loss) income	$(8,468)	$6,024	$12,459

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
	Number of Shares	Amount
Balance at January 1, 2013	24,814,007	$248	$178,546	$6,243	$(400)	$—	$184,637
Issuance of common stock upon exercise of stock options	373,761	4	3,794	—	—	—	3,798
Net issuance of common stock upon vesting of restricted stock units	184,076	2	(1,836)	—	—	—	(1,834)
Excess tax benefits realized from stock-based awards	—	—	17	—	—	—	17
Stock-based compensation	—	—	19,714	—	—	—	19,714
Treasury stock	(1,268,643)	—	—	—	—	(30,525)	(30,525)
Net loss	—	—	—	(7,682)	—	—	(7,682)
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(25)	—	(25)
Cumulative translation adjustments	—	—	—	—	(761)	—	(761)

Balance at December 31, 2013	24,103,201	$254	$200,235	$(1,439)	$(1,186)	$(30,525)	$167,339
Issuance of common stock upon exercise of stock options	858,988	9	17,586	—	—	—	17,595
Net issuance of common stock upon vesting of restricted stock units	300,145	4	(5,770)	—	—	—	(5,766)
Excess tax benefits realized from stock-based awards	—	—	383	—	—	—	383
Stock-based compensation	—	—	24,769	—	—	—	24,769
Treasury stock	(843,574)	—	—	—	—	(36,500)	(36,500)
Net income	—	—	—	7,955	—	—	7,955
Unrealized loss on available-for-sale securities, net of tax	—	—	—	—	(107)	—	(107)
Cumulative translation adjustments	—	—	—	—	(1,824)	—	(1,824)

Balance at December 31, 2014	24,418,760	$267	$237,203	$6,516	$(3,117)	$(67,025)	$173,844
Issuance of common stock upon exercise of stock options	611,947	6	17,788	—	—	—	17,794
Net issuance of common stock upon vesting of restricted stock units	397,084	2	(11,643)	—	—	—	(11,641)
Excess tax benefits realized from stock-based awards	—	—	6,946	—	—	—	6,946
Stock-based compensation	—	—	26,499	—	—	—	26,499
Treasury stock	(297,461)	—	—	—	—	(18,090)	(18,090)
Net income	—	—	—	14,558	—	—	14,558
Unrealized gain on available-for-sale securities, net of tax	—	—	—	—	55	—	55
Cumulative translation adjustments	—	—	—	—	(2,154)	—	(2,154)

Balance at December 31, 2015	25,130,330	$275	$276,793	$21,074	$(5,216)	$(85,115)	$207,811

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2013	2014	2015
Cash flows from operating activities
Net (loss) income	$(7,682)	$7,955	$14,558
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	7,704	11,137	13,698
Amortization of premium on investments	198	224	328
Amortization of deferred financing costs	—	—	187
Provision for bad debts	116	102	61
Provision for (benefit from) deferred income taxes	926	(2,707)	(1,062)
Excess tax benefits realized from stock-based awards	(17)	(383)	(2,743)
Stock-based compensation	19,714	24,769	26,499
Other, net	—	21	(12)
Changes in assets and liabilities, excluding effect of acquisitions:
Accounts receivable	302	(5,804)	2,224
Prepaid expenses and other current assets	(2,986)	1,822	(2,794)
Other assets	(3,764)	476	(454)
Accounts payable	(2,233)	1,727	1,420
Accrued liabilities	3,457	9,234	2,288
Deferred revenue	14,493	23,983	28,874
Other long-term liabilities	(208)	1,597	2,698

Net cash provided by operating activities	30,020	74,153	85,770

Cash flows from investing activities
Purchases of marketable securities	(90,376)	(95,342)	(92,335)
Proceeds from sale or disposal or maturity of marketable securities	90,000	95,045	107,042
Purchases of property and equipment	(10,938)	(7,471)	(14,219)
Intangible asset additions	(13,061)	(2,529)	(2,375)
Cash paid for acquisition, net of cash acquired	—	(22,449)	(107,575)
(Increase) decrease in restricted cash and deposits	7	(196)	1,488

Net cash used in investing activities	(24,368)	(32,942)	(107,974)

Cash flows from financing activities
Borrowings under credit facility	—	—	60,000
Proceeds from issuance of common stock upon option exercises	3,798	17,595	17,794
Excess tax benefits realized from stock-based awards	17	383	2,743
Payments of withholding taxes in connection with restricted stock unit vesting	(1,834)	(5,766)	(11,641)
Payment of debt issuance costs	—	—	(988)
Payment of contingent consideration	(104)	—	(226)
Purchase of treasury stock	(30,525)	(36,500)	(18,090)

Net cash (used in) provided by financing activities	(28,648)	(24,288)	49,592

Effect of exchange rate changes on cash and cash equivalents and restricted cash	321	(5,220)	(5,205)

Net (decrease) increase in cash and cash equivalents	(22,675)	11,703	22,183
Cash and cash equivalents, beginning of period	111,932	89,257	100,960

Cash and cash equivalents, end of period	$89,257	$100,960	$123,143

Supplemental disclosure of cash flow information
Cash paid for interest	$2	$2	$574
Cash paid for income taxes	$10,094	$1,489	$861
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,510	$1,032	$3,145
Fair value of contingent consideration in connection with acquisition included in accrued liabilities and other long term liabilities	$—	$249	$2,028
Debt issuance costs included in accounts payable and accrued liabilities	$—	$13	$—

See notes to consolidated financial statements.

LogMeIn, Inc.

Notes to Consolidated Financial Statements

1.	Nature of the Business

LogMeIn, Inc. (the “Company”) provides a portfolio of cloud-based service offerings which make it possible for people and businesses to simply and securely connect to their workplace, colleagues and customers. The Company’s product line includes AppGuru™, BoldChat®, Cubby™, join.me®, LastPass®, LogMeIn Pro®, LogMeIn® Central™, LogMeIn Rescue®, LogMeIn® Rescue+Mobile™, LogMeIn Backup®, LogMeIn for iOS, LogMeIn Hamachi®, MeldiumTM, Xively™ and RemotelyAnywhere®. The Company is headquartered in Boston, Massachusetts with wholly-owned subsidiaries located in Hungary, The Netherlands, Australia, the United Kingdom, Brazil, Bermuda, Japan, Ireland, and India.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2014 and 2015, marketable securities consisted of U.S. government agency securities and corporate bonds that have remaining maturities within two years and have an aggregate amortized cost of $100.3 million and $85.3 million, respectively. The securities have an aggregate fair value of $100.2 million and $85.3 million, including $9,000 and $10,000 of unrealized gains and $138,000 and $53,000 of unrealized losses, at December 31, 2014 and 2015 respectively.

Restricted Cash — In April 2012, the Company entered into a lease for a new corporate headquarters located in Boston, Massachusetts. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable standby letter of credit which is collateralized by a bank deposit in the amount of approximately $3.5 million or 105 percent of the security deposit in accordance with the lease. In 2015, $1.5 million of the security deposit was returned to the Company due to a planned decrease in the security deposit obligation. Such amounts are classified as restricted cash in the accompanying consolidated balance sheets. In addition, the Company has made security deposits for various other leased facilities, which are also classified as restricted cash.

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

Activity in the allowance for doubtful accounts was as follows (in thousands):

	December 31,
	2013	2014	2015
Balance beginning of period	$180	$269	$301
Provision for bad debt	116	102	61
Uncollectible accounts written off	27	70	88

Balance end of period	$269	$301	$274

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

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of December 31, 2015, the fair value of the Company as a whole significantly exceeds the carrying amount of the Company. Through December 31, 2015, no impairments have occurred.

Long-Lived Assets and Intangible Assets — The Company records intangible assets at their respective estimated fair values at the date of acquisition. Intangible assets are being amortized based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives, which range up to eleven years.

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through December 31, 2015, the Company recorded no material impairments.

Revenue Recognition — The Company derives revenue primarily from subscription fees related to its LogMeIn premium services and to a lesser extent, the delivery of professional services, primarily related to its Xively business.

Revenue from the Company’s LogMeIn premium services is recognized on a daily basis over the subscription term as the services are delivered, provided that there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured. Subscription periods range from monthly to ten years, but are generally one year in duration. The Company’s software cannot be run on another entity’s hardware nor do customers have the right to take possession of the software and use it on their own or another entity’s hardware.

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

In cases where the Company has determined that the delivered items within its multi-element arrangements do not have value to the customer on a stand-alone basis, the arrangement is accounted for as a single unit of accounting and the related consideration is recognized ratably over the estimated customer life, commencing when all of the significant performance obligations have been delivered and when all of the revenue recognition criteria have been met. Revenue from multi-element arrangements accounted for as a single unit of accounting which do not have value to the customer has been immaterial to date.

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

As of December 31, 2015 no customers accounted for more than 10% of accounts receivable and there were no customers that represented 10% or more of revenue for the years ended December 31, 2013, 2014 or 2015. As of December 31, 2014, one customer accounted for 15% of accounts receivable.

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

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country, unless otherwise determined that the United States dollar would serve as a more appropriate functional currency given the economic operations of the entity. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency gains of approximately $0.1 million and $1.4 million for the years ended December 31, 2014 and 2015, respectively, included in other income in the consolidated statements of operations.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2015, the Company has provided a liability for approximately $0.9 million for uncertain tax positions. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

Advertising Costs — The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2013, 2014 and 2015 was approximately $27.8 million, $36.8 million and $35.8 million, respectively, which consisted primarily of online paid searches, banner advertising, and other online marketing and is included in sales and marketing expense in the accompanying consolidated statements of operations.

Comprehensive Loss — Comprehensive loss is the change in stockholders’ equity during a period relating to transactions and other events and circumstances from non-owner sources and currently consists of net income, foreign currency translation adjustments, and unrealized gains and losses, net of tax on available-for-sale securities. Accumulated comprehensive loss was approximately $3.1 million at December 31, 2014 and consisted of $3.0 million related to foreign currency translation adjustments in addition to $0.1 million in unrealized losses, net of tax on available-for sale securities. Accumulated comprehensive loss was approximately $5.2 million at December 31, 2015 and consisted of $5.2 million related to foreign currency translation adjustments offset by $27,000 of unrealized losses, net of tax on available-for sale securities.

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

The Company’s revenue by geography (based on customer address) is as follows (in thousands):

	Years Ended December 31,
	2013	2014	2015
Revenues:
United States	$109,444	$148,532	$191,300
United Kingdom	15,058	19,452	21,662
International — all other	41,756	53,972	58,638

Total revenue	$166,258	$221,956	$271,600

The Company’s revenue by service cloud (product grouping) is as follows (in thousands):

	Years Ended December 31,
	2013	2014	2015
Revenues:
Collaboration cloud	$35,176	$62,746	$88,234
Identity and Access Management cloud	55,647	74,244	92,712
Service and Support cloud	75,433	82,767	88,206
Other	2	2,199	2,448

Total revenue	$166,258	$221,956	$271,600

The Company’s long-lived assets by geography are as follows (in thousands):

	Years Ended December 31,
Long-lived assets:	2013	2014	2015
United States	$10,207	$9,731	$16,342
Hungary	1,224	2,018	2,525
Ireland	1,057	1,139	1,963
International — all other	710	588	881

Total long-lived assets	$13,198	$13,476	$21,711

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

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net (loss) income per share either because they had an anti-dilutive impact or because the Company had a net loss in the period (in thousands):

	Years Ended December 31,
	2013	2014	2015
Options to purchase common shares	2,389	57	—
Restricted stock units	1,192	18	204

Total options and restricted stock units	3,581	75	204

Basic and diluted net (loss) income per share was calculated as follows (in thousands, except per share data):

	Years ended December 31,
	2013	2014	2015
Basic:
Net (loss) income	$(7,682)	$7,955	$14,558

Weighted average common shares outstanding, basic	24,351	24,385	24,826

Net (loss) income per share, basic	$(0.32)	$0.33	$0.59

Diluted:
Net (loss) income	$(7,682)	$7,955	$14,558

Weighted average common shares outstanding	24,351	24,385	24,826
Add: Common stock equivalents	—	1,001	954

Weighted average common shares outstanding, diluted	24,351	25,386	25,780

Net (loss) income per share, diluted	$(0.32)	$0.31	$0.56

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

In the ordinary course of business, the Company enters into agreements with certain customers that contractually obligate the Company to provide indemnifications of varying scope and terms with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements, from the services provided by the Company or claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is, in many cases, unlimited. Through December 31, 2015, the Company has not experienced any losses related to these indemnification obligations.

Recently Issued Accounting Pronouncements — On May 28, 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment, real estate or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for the Company on January 1, 2018, with early adoption permitted, but not earlier than January 1, 2017. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its consolidated financial statements.

On June 19, 2014, the FASB issued ASU 2014-12, Stock Compensation (“ASU 2014-12”), providing guidance on accounting for stock-based payment awards when the terms of an award provide that a performance target could be achieved after the requisite service period. The update clarifies that performance targets that can be achieved after the requisite service period of a stock-based payment award be treated as performance conditions that affect vesting. These awards should be accounted for under Accounting Standards Codification Topic 718, Compensation — Stock Compensation, and existing guidance should be applied as it relates to awards with performance conditions that affect vesting. The update is effective for the Company for the interim and annual periods beginning after December 15, 2015. The Company is currently evaluating the impact of the adoption of this standard, if any, on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (“ASU 2015-03”), which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The guidance in ASU 2015-03 is required for annual reporting periods beginning after December 15, 2015, including interim periods within the reporting period and early adoption is permitted. The Company has not elected to early adopt ASU 2015-03 and instead, this standard will be effective for its fiscal year ending December 31, 2016. The Company is currently evaluating the impact of the adoption of this standard, if any, on its consolidated financial statements.

On April 15, 2015 the FASB issued Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (ASU 2015-05) which clarifies the circumstances under which a cloud computing customer would account for the arrangement as a license of internal-use software under ASC 350-40. Under the new standard, customers will apply the same criteria as vendors to determine whether a cloud computing arrangement contains a software license or is solely a service contract. The new standard is effective for annual periods, including interim periods, beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements. The Company does not believe the standard will have a material impact on its consolidated financial statements.

On September 25, 2015 the FASB issued Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments (ASU 2015-16) that eliminates the requirement for an acquirer in a business combination to account for measurement-period adjustments retrospectively. Instead, acquirers must recognize measurement-period adjustments during the period in which they determine the amounts, including the effect on earnings of any amounts they would have recorded in previous periods if the accounting had been completed at the acquisition date. The guidance is effective for the Company for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

Level 2: Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the basis used to measure certain of the Company’s financial assets and contingent consideration liability that are carried at fair value (in thousands):

	Fair Value Measurements at December 31, 2014 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents — money market funds	$13,139	$—	$—	$13,139
Cash equivalents — bank deposits	—	5,003	—	5,003
Short-term marketable securities :
U.S. government agency securities	59,903	19,950	—	79,853
Corporate bond securities	—	20,356	—	20,356

Contingent consideration liability	—	—	249	249

	Fair Value Measurements at December 31, 2015 Using
	Level 1	Level 2	Level 3	Total
Financial Assets:
Cash equivalents — money market funds	$10,138	$—	$—	$10,138
Cash equivalents — bank deposits	—	1	—	1
Short-term marketable securities :
U.S. government agency securities	50,237	17,994	—	68,231
Corporate bond securities	—	17,053	—	17,053

Contingent consideration liability	—	—	2,028	2,028

Bank deposits, corporate bonds and certain U.S. government agency securities are classified within the second level of the fair value hierarchy as the fair value of those assets are determined based upon quoted prices for similar assets.

The Level 3 liability consists of contingent consideration related to the August 27, 2014 acquisition of Meldium, the September 5, 2014 acquisition of Zamurai and the October 15, 2015 acquisition of LastPass, each as further described in Note 4 below. The LastPass contingent consideration of up to $2.5 million is based on the achievement of certain bookings goals. The fair value of the LastPass contingent consideration was estimated at $2.0 million by applying a probability based model, which utilizes inputs that are unobservable in the market. A reconciliation of the beginning and ending Level 3 liability is as follows:

	Years Ended December 31,
	2014	2015
Balance beginning of period	$—	$249
Additions to Level 3	239	2,000
Payments	—	(226)
Change in fair value of contingent consideration liability	10	5

Balance end of period	$249	$2,028

4.	Acquisitions

In 2015, we completed the acquisition of LastPass (on October 15, 2015), and in 2014, we completed the acquisitions of Ionia (on March 7, 2014), Meldium (on August 27, 2014) and Zamurai (on September 5, 2014). The results of operations of these acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates.

These acquisitions have been accounted for as business combinations. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the respective acquisition date. The fair values of intangible assets were based on valuations using an income approach, with estimates and assumptions provided by management of the acquired companies and the Company. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.

Acquisition-related costs of $1.5 million, $4.5 million and $6.4 million were recorded in 2013, 2014 and 2015, respectively. These costs include $0.1 million, $0.4 million, and $0.7 million in 2013, 2014 and 2015, respectively, of direct costs of completing an acquisition including professional fees, which include legal and valuation services, and expenses related to acquisition integration activities and $1.4 million, $4.1 million, and $5.6 million in 2013, 2014 and 2015, respectively, of retention-based bonus payment expense, which are typically earned over the first two years following the acquisition.

2015 Acquisition

LastPass

On October 15, 2015, the Company acquired all of the outstanding equity interests in LastPass, a Fairfax, Virginia-based provider of an identity and password management service, for $107.6 million, net of cash acquired, plus contingent payments totaling up to $15 million which are expected to be paid over a two-year period following the date of acquisition. The operating results of LastPass, which are included in the consolidated financial statements beginning on the acquisition date, are comprised of $2.7 million of revenue and approximately $3.8 million of expenses for the year ended December 31, 2015, including amortization of acquired intangible assets of $0.9 million and contingent retention-based bonuses of $1.4 million.

The following table summarizes the fair value (in thousands) of the assets acquired and liabilities assumed at the date of acquisition:

Cash	$2,518
Accounts receivable	639
Property and equipment	40
Deferred tax asset	3,050
Current and other assets	134
Intangible assets:
Completed technology	29,400
Customer relationships	23,900
Trade name and trademark	3,000
Deferred revenue	(6,600)
Accrued expenses	(66)
Deferred tax liability	(23,478)
Goodwill	79,617

Total purchase price	112,154
Liability for contingent consideration	(2,000)

Total cash paid	$110,154

The allocation of the purchase price related to income taxes is preliminary, including the Company finalizing the valuation of the acquired net operating loss carryforwards. The Company expects to complete this review in the first quarter of 2016.

The stock purchase agreement included contingent and/or retention-based bonus payments requiring the Company to make additional payments totaling up to $12.5 million to employees, including former LastPass stockholders now employed by the Company, on the first and second anniversaries of the acquisition date, contingent upon their continued employment and, for the first anniversary payment, the achievement of certain bookings goals. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met. The stock purchase agreement also includes non-retention based payments to LastPass stockholders, contingent on the achievement of certain bookings goals, for up to $2.5 million, which the Company has concluded is contingent consideration and is part of the purchase price. This contingent liability was recorded at its fair value of $2.0 million at the acquisition date which is included in accrued expenses on the accompanying consolidated balance sheet as of December 31, 2015. The Company will re-measure the fair value of the contingent consideration at each subsequent reporting period and recognize any adjustments to fair value as part of earnings.

The goodwill recorded in connection with this transaction is primarily related to the expected synergies to be achieved related to the Company’s ability to leverage its IT management offerings, customer base, sales force and IT management business plan with LastPass’ product, technical expertise and customer base. All goodwill and intangible assets acquired are not deductible for income tax purposes.

The Company recorded a long-term deferred tax asset of $3.1 million primarily related to net operating losses that were acquired as a part of the acquisition. The Company recorded a long-term deferred tax liability of $23.5 million primarily related to the amortization of intangible assets which cannot be deducted for tax purposes.

The unaudited financial information in the table below summarizes the combined results of operations of the Company and LastPass, on a pro forma basis, as though the companies had been combined. The pro forma information for the period presented includes the effects of business combination accounting resulting from the acquisition as though the acquisition had been consummated as of the beginning of 2014, including amortization charges from acquired intangible assets; the fair value adjustment of acquired deferred revenue being recorded primarily in 2014; interest expense on borrowings and lower interest income in connection with the Company funding the acquisition with existing cash and investments and borrowings under its credit facility; the exclusion of acquisition-related costs of the Company and LastPass; the inclusion of expense related to contingent retention-based bonuses assuming full achievement of the financial metric and retention requirements ($7.0 million in 2014 and $5.5 million in 2015), offset by the exclusion of LastPass historical bonuses paid to the LastPass shareholders in 2014 of $4.6 million and paid to LastPass non-shareholder employees in 2015 in connection with the acquisition close of $6.1 million; and the related tax effects. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2014.

Unaudited Pro Forma Financial Information

	Year Ended December 31,
	2014	2015
	(in thousands, except per share amounts)
Revenue	$230,477	$281,980
Net income	$1,687	$12,038
Earnings per share—Basic	$0.07	$0.48
Earnings per share—Diluted	$0.07	$0.47

2014 Acquisitions

Ionia

On March 7, 2014, the Company acquired all of the outstanding capital stock of Ionia, a Boston, Massachusetts based systems integrator, for a cash purchase price of $7.5 million plus contingent retention-based bonuses totaling up to $4.0 million to employees, including former Ionia stockholders now employed by the Company, on the first and second anniversaries of the acquisition, contingent upon their continued employment and achievement of certain bookings goals. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met. The Company paid $2.0 million in March 2015 and expects to pay the remainder in 2016.

The following table summarizes the fair value (in thousands) of the assets acquired and liabilities assumed at the date of acquisition:

Amount
Cash	$67
Current and other assets	322
Deferred revenue	(70)
Other liabilities	(864)
Customer backlog	120
Trade name and trademark	10
Customer relationships	1,340
Documented know-how	280
Goodwill	6,295

Total purchase price	$7,500

The goodwill recorded in connection with this transaction is primarily related to the expected synergies to be achieved related to the Company’s ability to leverage its Xively platform, customer base, sales force and Internet of Things business plan with Ionia’s technical expertise and customer base. All goodwill and intangible assets acquired are not deductible for income tax purposes.

The Company recorded a long-term deferred tax liability of $0.7 million related to the amortization of intangible assets which cannot be deducted for tax purposes and is included in the accompanying table above as other liabilities.

Meldium

On August 27, 2014, the Company acquired Meldium, a San Francisco, California-based provider of single sign-on password management software, through a merger transaction for a cash purchase price of $10.6 million plus contingent payments totaling up to $4.6 million to employees, including former Meldium stockholders now employed by the Company. These contingent payments include retention-based bonuses which are expected to be paid in the first two years from the date of acquisition, contingent upon their continued employment and achievement of certain product integration goals. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met. The Company paid $2.0 million in contingent payments in 2015 and the remaining $2.6 million in February 2016.

The following table summarizes the fair value (in thousands) of the assets acquired and liabilities assumed at the date of acquisition:

Amount
Cash	$120
Current and other assets	526
Deferred revenue	(5)
Other liabilities	(935)
Completed technology	1,580
Trade name and trademark	30
Customer relationships	100
Goodwill	9,437

Total purchase price	10,853
Liability for contingent consideration	(216)

Cash paid	$10,637

The contingent payments also included payments to non-employee stockholders of $0.2 million, which the Company has concluded is contingent consideration and is part of the purchase price. This contingent liability was recorded at its fair value of $216,000 at the acquisition date and was paid in 2015.

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

The Company recorded deferred tax assets of $0.5 million, primarily related to net operating losses that were acquired as a part of the acquisition and are shown in the accompanying table above as current and other assets. The Company also recorded a long-term deferred tax liability of $0.7 million related to the amortization of intangible assets which cannot be deducted for tax purposes and are included in the accompanying table above as other liabilities.

Zamurai

On September 5, 2014, the Company acquired all of the outstanding capital stock of Zamurai, a San Francisco, California-based collaboration software provider, for a cash purchase price of $4.5 million plus contingent payments totaling up to $1.5 million to employees, including former Zamurai stockholders now employed by the Company. These contingent payments include retention-based bonuses which are expected to be paid on the second anniversary of the acquisition, contingent upon their continued employment and achievement of certain product integration goals. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met.

The following table summarizes the fair value (in thousands) of the assets acquired and liabilities assumed at the date of acquisition:

Amount
Cash	$2
Current and other assets	417
Other liabilities	(439)
Completed technology	960
Trade name and trademark	100
Goodwill	3,484

Total purchase price	4,524
Liability for contingent consideration	(24)

Cash paid	$4,500

The stock purchase agreement includes contingent payments to non-employee stockholders of $30,000, which the Company has concluded is contingent consideration and is part of the purchase price. This contingent liability was recorded at its fair value of $24,000 at the acquisition date. The Company continues to re-measure the fair value of the contingent consideration at each subsequent reporting period and recognizes any adjustments to fair value as part of earnings.

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

The Company recorded a long-term deferred tax asset of $0.4 million related to net operating losses that were acquired as a part of the acquisition, which is included in the accompanying table above as current and other assets. The Company also recorded a long-term deferred tax liability of $0.4 million related to the amortization of intangible assets which cannot be deducted for tax purposes and is included in the accompanying table above as other liabilities.

5.	Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill for the years ended December 31, 2014 and 2015 are due to the addition of goodwill resulting from the acquisitions of Ionia, Meldium, Zamurai and LastPass (See Note 4 to the Consolidated Financial Statements).

Changes in goodwill for the years ended December 31, 2014 and 2015 are as follows (in thousands):

Balance, January 1, 2014	$18,712
Goodwill related to the acquisition of Ionia	6,295
Goodwill related to the acquisition of Meldium	9,437
Goodwill related to the acquisition of Zamurai	3,484

Balance, December 31, 2014	37,928
Goodwill related to the acquisition of LastPass	79,617

Balance, December 31, 2015	$117,545

Intangible assets consist of the following (in thousands):

		December 31, 2014			December 31, 2015
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets:
Trade names and trademarks	1-11 years	$806	$682	$124	$3,806	$824	$2,982
Customer relationships	5-8 years	5,229	2,546	2,683	29,129	4,089	25,040
Customer backlog	4 months	120	120	—	120	120	—
Domain names	5 years	907	507	400	915	665	250
Software	4 years	299	299	—	299	299	—
Completed technology	3-9 years	16,903	3,981	12,922	46,503	6,893	39,610
Technology and know-how	3 years	3,176	3,176	—	3,176	3,176	—
Documented know-how	4 years	280	57	223	280	127	153
Non-Compete agreements	5 years	162	71	91	162	114	48
Internally developed software	3 years	4,591	2,051	2,540	6,754	3,247	3,507

		$32,473	$13,490	$18,983	$91,144	$19,554	$71,590

During the year ended December 31, 2015, the Company capitalized $29.4 million for completed technology, $23.9 million for customer relationships and $3.0 million for a trade name and trademark as intangible assets in connection with the LastPass acquisition. The Company also capitalized $2.1 million and $2.2 million during the years ended December 31, 2014 and 2015, respectively, of costs related to internally developed computer software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services. The Company also acquired $0.2 million of intellectual property during the year ended December 31, 2015.

The Company is amortizing its intangible assets over the estimated lives noted above based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. The intangible assets have estimated useful lives which range from four months to eleven years. Amortization expense for intangible assets was $2.5 million, $4.9 million and $6.1 million for the years ended December 31, 2013, 2014 and 2015, respectively. Amortization relating to software, completed technology, technology and know-how, documented know-how, and internally developed software is recorded within cost of revenues and the amortization of trade name and trademark, customer relationships, customer backlog, domain names, and non-compete agreements is recorded within operating expenses. Future estimated amortization expense for intangible assets at December 31, 2015 is as follows (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2016	$11,622
2017	11,424
2018	10,894
2019	8,273
2020	7,631
Thereafter	21,746

Total	$71,590

6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2014	2015
Computer equipment and software	$24,968	$30,030
Office equipment	3,624	5,428
Furniture & fixtures	4,075	8,448
Construction in progress	684	93
Leasehold improvements	3,752	8,121

Total property and equipment	37,103	52,120
Less accumulated depreciation and amortization	(23,627)	(30,409)

Property and equipment, net	$13,476	$21,711

Depreciation expense for property and equipment was $5.2 million, $6.2 million and $7.6 million for the years ended December 31, 2013, 2014 and 2015.

7.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2014	2015
Marketing programs	$7,626	$4,323
Payroll and payroll related	14,873	18,239
Professional fees	1,961	1,944
Other accrued liabilities	5,022	7,168

Total accrued liabilities	$29,482	$31,674

8.	Income Taxes

The domestic and foreign components of (loss) income before provision for income taxes are as follows (in thousands):

	December 31,
	2013	2014	2015
Domestic	$10,389	$(4,462)	$1,059
Foreign	(11,857)	13,856	16,459

Total (loss) income before provision for income taxes	$(1,468)	$9,394	$17,518

The provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2013	2014	2015
Current
Federal	$5,480	$2,804	$2,521
State	1,346	1,184	274
Foreign	952	1,052	1,227

Total	7,778	5,040	4,022

Deferred
Federal	(1,379)	(3,069)	(1,281)
State	(177)	(748)	278
Foreign	(8)	216	(59)

Total	(1,564)	(3,601)	(1,062)

Total provision for income taxes	$6,214	$1,439	$2,960

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Years Ended December 31,
	2013	2014	2015
Statutory tax rate	35.0%	35.0%	35.0%
Change in valuation allowance	—	—	—
Impact of permanent differences	(9.3)	1.6	1.1
Non-deductible stock-based compensation	(73.0)	14.6	8.4
Foreign tax rate differential	(346.9)	(39.1)	(26.7)
Research and development credits	23.1	(2.6)	(1.3)
State taxes, net of federal benefit	(51.9)	2.9	2.4
Impact of uncertain tax positions	(3.6)	3.8	1.4
Other	3.4	(0.8)	(3.4)

Effective tax rate	(423.2)%	15.4%	16.9%

The Company recorded a tax provision for income taxes of $1.4 million on profit before income taxes of $9.4 million and $3.0 million on profit before income taxes of $17.5 million for the years ended December 31, 2014 and 2015, respectively. The Company recorded a provision as a result of taxable income, excluding the direct effects of windfall tax deductions, generated in the United States as well as in certain foreign jurisdictions. The Company’s effective tax rates for the years ended December 31, 2014 and 2015 were lower than the U.S. federal statutory rate of 35% due to profits earned in certain foreign jurisdictions, primarily by our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate.

For the year ended December 31, 2013, the Company recorded a tax provision for federal, state and foreign income taxes of $6.2 million on a loss before income taxes of $1.5 million as a result of income generated in the United States offset by losses incurred in certain foreign jurisdictions where there is no corresponding benefit.

The Company has deferred tax assets related to temporary differences and operating loss carryforwards as follows (in thousands):

	December 31,
	2014	2015
Deferred tax assets:
Net operating loss carryforwards	$2,783	$4,033
Deferred revenue	775	583
Amortization	1,806	2,287
Stock-based compensation	11,584	10,268
Accrued bonus	3,579	4,032
Other	1,278	2,311

Total deferred tax assets	21,805	23,514
Deferred tax asset valuation allowance	(2,203)	(1,829)

Net deferred tax assets	19,602	21,685

Deferred tax liabilities:
Depreciation	(1,234)	(466)
Goodwill amortization	(1,963)	(2,638)
Acquired intangibles not deductible	(1,677)	(23,561)
Other	(45)	(634)

Total deferred tax liabilities	(4,919)	(27,299)

Total	$14,683	$(5,614)

Deferred tax assets, related valuation allowances, current tax liabilities, and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, the Company estimates deferred tax assets, current tax liabilities, and deferred tax liabilities, and the Company assesses temporary differences resulting from differing treatment of items for tax and accounting purposes. As of December 31, 2015, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary. This entity has historical tax losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable. The valuation allowance decreased by $0.4 million as a result of a tax return to provision adjustment which decreased the net operating loss carryforwards.

For U.S. tax return purposes, net operating losses and tax credits are normally available to be carried forward to future years, subject to limitations as discussed below. As of December 31, 2015, the Company had federal and state net operating loss carryforwards of $8 million and $22 million, respectively, which expire on various dates from 2025 through 2035.

The Company has performed an analysis of its ownership changes as defined by Section 382 of the Internal Revenue Code and has determined that the net operating loss carryforwards acquired from the acquisitions of Meldium, Zamurai, and LastPass are subject to limitation. As of December 31, 2015, all net operating loss carryforwards generated by the Company, including those subject to limitation, are available for utilization. Subsequent ownership changes as defined by Section 382 could potentially limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

As of December 31, 2015, the Company had foreign net operating loss carryforwards of $17.3 million. These net operating loss carryforwards are related to the Company’s Hungarian subsidiary, are not subject to expiration, and the Company has recognized a full valuation allowance against these carryforwards.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740), Balance Sheet Classification of Deferred Taxes, to simplify the presentation of deferred income taxes. Under the new standard, both deferred tax liabilities and deferred tax assets are required to be classified as non-current on the consolidated balance sheet. ASU 2015-17 will become effective for fiscal years, and the interim periods within those years, beginning after December 15, 2016 with early adoption permitted. During 2015, the Company elected to early adopt ASU 2015-17, prospectively, as permitted, thus reclassifying $5.8 million of deferred tax assets and $29,000 of current deferred tax liabilities to non-current on the accompanying consolidated balance sheet. The prior reporting period was not retroactively adjusted. The adoption of the guidance had no impact on the Company’s consolidated results of income and comprehensive income.

The Company generally considers all earnings generated outside of the U.S. to be indefinitely reinvested offshore. Therefore, the Company does not accrue U.S. tax for the repatriation of the foreign earnings it considers to be indefinitely reinvested outside the U.S. As of December 31, 2015, the Company has not provided for federal income tax on $27 million of accumulated undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the IRS in the United States. As of December 31, 2015 we remained subject to examination in the following major tax jurisdictions for the years indicated:

Major Tax Jurisdictions	Open Tax Years
United States (Federal)	2012-2015
United States (State)	2010-2015
Hungary	2010-2015
Ireland	2012-2015

The Company incurred expenses related to stock-based compensation in 2013, 2014 and 2015 of $19.7 million, $24.8 million and $26.5 million, respectively. Accounting for the tax effects of stock-based awards requires the recording of a deferred tax asset as the compensation is recognized for financial reporting prior to recognizing the tax deductions. Upon the settlement of the stock-based awards (i.e., exercise, vesting, forfeiture or cancellation), the actual tax deduction is compared with the cumulative financial reporting compensation cost and any excess tax deduction is considered a windfall tax benefit and is tracked in a “windfall tax benefit pool” to offset any future tax deduction shortfalls and will be recorded as increases to APIC in the period when the tax deduction reduces income taxes payable. The Company follows the with-and-without approach for the direct effects of windfall tax deductions to determine the timing of the recognition of benefits for windfall tax deductions. In 2015, the Company recorded a windfall tax benefit to additional paid-in capital of $6.9 million, due in part to the Company’s intention to carryback federal net operating losses and research and development credits to prior tax years. The Company has recorded a receivable of $4.4 million in other current assets on the consolidated balance sheet to reflect the estimated cash refund. As of December 31, 2015, the “windfall tax benefit pool” available to offset future shortfalls was $21 million.

As of December 31, 2014 and 2015, the Company has provided a liability of $0.7 million and $0.9 million, respectively, for uncertain tax positions. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

The Company has provided liabilities for uncertain tax provisions as follows (in thousands):

	Years Ended December 31,
	2014	2015
Balance beginning of period	$304	$652
Tax positions related to prior periods:
Increases	7	2
Decreases	(11)	(3)
Tax positions related to current period:
Increases	397	428
Settlements	(45)	(195)
Statute expiration	—	—

Balance end of period	$652	$884

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company recognized $11,000 and $3,000 of interest expense during the years ended December 31, 2014 and 2015, respectively.

9.	Common Stock and Equity

Authorized Shares — On June 9, 2009, the Company’s Board of Directors approved a Restated Certificate of Incorporation to be effective upon the closing of the Company’s IPO. This Restated Certificate of Incorporation, among other things, increased the Company’s authorized common shares to 75 million and authorized 5 million shares of undesignated preferred stock.

Common Stock Reserved — As of December 31, 2014 and 2015, the Company has reserved shares of common stock for the exercise of stock options and restricted stock units of 4.9 million and 4.8 million, respectively.

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

During the year ended December 31, 2014 and 2015, the Company repurchased 843,574 and 297,461 shares of its common stock at an average price of $43.27 and $60.81 per share for a total cost of $36.5 million and $18.1 million, respectively. At December 31, 2015, $56.3 million remained available under the Company’s current share repurchase program.

10.	Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. Options generally vest over a four-year period and expire ten years from the date of grant. Restricted stock units with time-based vesting conditions generally vest over a three-year period while restricted stock units with market-based vesting conditions generally vest over two or three-year periods. Certain stock-based awards provide for accelerated vesting if the Company experiences a change in control. On May 21, 2015, the Company’s stockholders approved an amendment to the 2009 Plan that increased the shares available for grant under the plan by 1.3 million shares. As of December 31, 2015, there were 2.6 million shares available for grant under the 2009 Plan.

The Company generally issues previously unissued shares of common stock for the exercise of stock options and restricted stock units. The Company received $3.8 million, $17.6 million and $17.8 million in cash from stock option exercises during the years ended December 31, 2013, 2014 and 2015, respectively.

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

The Company used the following assumptions to apply the Black-Scholes option-pricing model:

	Years Ended December 31,
	2013	2014	2015(1)
Expected dividend yield	-%	-%	-%
Risk-free interest rate	0.87 - 1.36%	1.48%	-%
Expected term (in years)	6.25	6.25	-
Volatility	55%	55%	-%

(1)	There were no stock options granted during the twelve months ended December 31, 2015

The following table summarizes stock option activity (shares and intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2015	1,407	$30.02	6.2
Granted	—	—
Exercised	(612)	29.08		$19,779

Forfeited	(27)	30.74

Outstanding, December 31, 2015	768	$30.74	5.4	$27,942

Exercisable at December 31, 2015	598	$30.54	5.0	$21,881

Vested or expected to vest at December 31, 2015	765	$30.77	5.4	$27,774

The aggregate intrinsic value was calculated based on the positive differences between the estimated fair value of the Company’s common stock on December 31, 2015 of $67.10 per share or at time of exercise, and the exercise price of the options.

The weighted average grant date fair value of stock options granted was $11.60 and $21.78 per share for the years ended December 31, 2013 and 2014, respectively. There were no stock options granted in the twelve months ended December 31, 2015.

During the year ended December 31, 2015, the Company granted 942,090 restricted stock units, which contained time-based vesting conditions. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date closing price of the underlying shares. The Company recognizes the expense on a straight-line basis over the requisite service period of the restricted stock unit, which is generally three years.

In August 2013, May 2014 and May 2015, the Company granted to certain key executives restricted stock unit awards with market-based vesting conditions, which are tied to the individual executive’s continued employment with the Company throughout the applicable performance period and the level of the Company’s achievement of a pre-established relative total shareholder return, or TSR, goal, as measured over an applicable performance period ranging from two to three years as compared to the TSR realized for that same period by the Russell 2000 Index (the “TSR Units”). The target number of shares underlying the August 2013, May 2014 and May 2015 TSR Units were a total of 74,000, 71,000 and 85,000 shares, respectively. The number of shares that may be earned under these TSR Units can range from 0% to 200% of the target number of shares awarded, or up to 148,000, 142,000 and 170,000 shares for the August 2013, May 2014 and May 2015 grants, respectively, based on the Company’s level of achievement of its relative TSR goal for the applicable performance period. Compensation cost for TSR Units is recognized on a straight-line basis over the requisite service period and is recognized regardless of the actual number of awards that are earned based on the market condition. As of December 31, 2015, 20,000 shares from the August 2013 TSR Unit grant, 42,000 shares from the May 2014 TSR Unit grant, and 25,000 shares from the May 2015 TSR Unit grant have been forfeited or are expected to be forfeited.

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

The following table summarizes restricted stock unit activity, including performance-based TSR Units (shares in thousands):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2015	1,279	$37.42
Restricted stock units granted	942	63.49
Restricted stock units vested	(551)	35.11
Restricted stock units forfeited	(232)	45.19

Unvested as of December 31, 2015	1,438	$54.37

The Company recognized stock-based compensation expense within the accompanying consolidated statements of operations as summarized in the following table (in thousands):

	Years Ended December 31,
	2013	2014	2015
Cost of revenue	$706	$1,107	$1,560
Research and development	3,761	3,653	5,188
Sales and marketing	7,242	9,033	11,090
General and administrative	8,005	10,976	8,661

	$19,714	$24,769	$26,499

As of December 31, 2015, there was approximately $55.1 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested stock awards which are expected to be recognized over a weighted average period of 2.1 years. The total unrecognized stock-based compensation cost will be adjusted for future changes in estimated forfeitures.

11.	Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in the United States, Hungary, Australia, the United Kingdom, Ireland and India that expire through 2028.

In December 2015, the Company amended its current lease for its Budapest, Hungary office space to provide for an expansion of leased space and to extend the term of the lease. The term of the amended lease will begin on February 26, 2016 and will extend through April 29, 2021. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $8.5 million (EUR 7.8 million). The lease agreement required a bank guarantee of $0.4 million (EUR 0.4 million). The bank guarantee is classified as restricted cash.

In December 2014, the Company entered into a lease for new office space in Boston, Massachusetts. The landlord was obligated to rehabilitate the existing building and the lease term began in December 2015 and will extend through June 2028. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $47 million. Pursuant to the terms of the lease, the landlord was responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements will be billed by the landlord to the Company as additional rent. The Company estimates these excess costs to be $4 million, of which $2.1 million was paid as of December 31, 2015. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable, unsecured standby letter of credit. The lease includes an option to extend the original term of the lease for two successive five year periods.

In December 2014, the Company entered into a lease for new office space in San Francisco, California. The term of the new office space began in February 2015 and extends through April 2020. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $2.4 million. The lease required a security deposit of $41,000. The security deposit is classified as a long-term deposit.

Rent expense under all leases was $6.0 million, $7.1 million and $8.2 million for the years ended December 31, 2013, 2014 and 2015, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated $4.7 million, $5.1 million and $6.9 million for the years ended December 31, 2013, 2014 and 2015, respectively.

Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows at December 31, 2015 (in thousands):

Years Ending December 31
2016	$14,568
2017	11,213
2018	11,014
2019	10,966
2020	10,781
Thereafter	45,211

Total minimum lease payments	$103,753

In May 2015, the Company entered into an agreement to sublease a portion of the office space it currently leases in Dublin, Ireland. The sublease term began in May 2015 and extends to August 2017 which aligns with the non-cancelable term of the Company’s head lease. The tenant will pay $0.2 million per year, which recovers the Company’s costs under the remaining term.

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

On August 28, 2014, a putative class action complaint was filed against the Company in the U.S. District Court for the Eastern District of California (Case No. 1:14-cv-01355) by an individual on behalf of himself and purportedly on behalf of all other similarly situated individuals, or collectively, the Ignition Plaintiffs. The Ignition Plaintiffs amended their initial complaint on February 17, 2015, May 6, 2015 and September 18, 2015. The amended complaint included claims made under California’s False Advertising Law and Unfair Competition Law relating to the Company’s sale of its Ignition for iOS application, or the App, and the Ignition Plaintiffs’ continued use of the App. On January 27, 2016, the U.S. District Court for the Eastern District of California granted the Company’s motion for summary judgment and dismissed all of the Ignition Plaintiffs’ claims.

On June 29, 2015, a putative class action complaint was filed against the Company in the U.S. District Court for the Central District of California (Case No. 5:15-cv-01258) by an individual on behalf of himself and purportedly on behalf of all other similarly situated individuals, or collectively, the Central Plaintiffs, under California’s Automatic Purchase Renewal Statute and Unfair Competition Law related to pricing changes and billing practices for subscriptions to the Company’s LogMeIn Central service. On October 7, 2015, the Company entered into a Settlement Agreement resolving the matter in exchange for a one-time settlement payment of $25,000. As a result, the U.S. District Court for the Central District of California dismissed the class action complaint on October 30, 2015.

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

On January 1, 2007, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan is available to all employees upon employment and allows participants to defer a portion of their annual compensation on a pre-tax basis. The Company may contribute to the plan at the discretion of the Board of Directors. The Company has not made any contributions to the plan through December 31, 2015.

13.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments and changes in unrealized losses and gains (net of tax) on marketable securities. For the purposes of comprehensive income disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest permanently undistributed earnings of our foreign subsidiaries. Accumulated other comprehensive loss is reported as a component of stockholders’ equity and, as of December 31, 2014 and 2015, was comprised of cumulative translation adjustment losses of $3.0 million and $5.2 million, respectively, and unrealized losses (net of tax) on marketable securities of $0.1 million and $27,000, respectively. There were no material reclassifications to earnings in the years ended December 31, 2014 or 2015.

14.	Credit Facility

On February 18, 2015, the Company entered into a multi-currency credit agreement with a syndicate of banks, financial institutions and other lending entities (the “Credit Agreement”), pursuant to which a secured revolving credit facility of up to $100 million in the aggregate was made available to the Company. On January 22, 2016, the Company exercised its option to increase the credit facility to up to $150 million with the existing lenders and an additional lender. The credit facility is available to the Company on a revolving basis during the period from February 18, 2015 through February 18, 2020. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and costs in the case of Eurodollar rate loans. The Company and its subsidiaries expect to use the credit facility for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital. As of December 31, 2015, the Company had borrowed $60 million under the credit facility in order to partially fund the LastPass acquisition.

Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company as described below. As of December 31, 2015, the annual rate on the $60 million revolving loan was 1.875% and was reset to 1.9375% on January 19, 2016. As of December 31, 2015, the fair value of the credit facility approximated its book value.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, change the nature of its business, make investments and acquisitions, pay dividends or make distributions, or enter into certain transactions with affiliates, in each case subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Credit Agreement. The Credit Agreement also imposes limits on capital expenditures of the Company and its subsidiaries and requires the Company to maintain a maximum total leverage ratio (not greater than 2.75:1.00) and a minimum interest coverage ratio (not less than 3.00:1.00), each as further defined in the Credit Agreement. As of

December 31, 2015, the total leverage ratio was 0.85:1.00, the minimum interest coverage ratio was 63.9:1.00 and the Company was in compliance with all financial and operating covenants of the Credit Agreement.

Any failure to comply with the financial or operating covenants of the Credit Agreement would prevent the Company from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility.

The Company incurred $1.0 million of origination costs in 2015 in connection with entering into the Credit Agreement. These origination costs were recorded as deferred debt issuance costs when incurred and are being expensed over the remaining term of the credit facility. The average interest rate on borrowings outstanding during 2015 was approximately 1.78%.

15.	Subsequent Event

On January 22, 2016, the Company entered into the First Amendment to the Credit Agreement dated February 18, 2015. The First Amendment to the Credit Agreement amends the existing Credit Agreement to, among other things:

•

Exercise the Company’s option to increase the existing credit facility made available under the Credit Agreement by an additional $50 million, so that the Company now has access to a credit facility of up to $150 million in the aggregate;

•

Provide the Company with an option to further increase the credit facility by an additional $50 million, subject to further commitment from the lenders or additional lenders, which, if exercised, would provide the Company with access to a secured revolving credit facility of up to $200 million in the aggregate; and

•	Add a fifth bank to the Credit Agreement as an augmenting lender.

We incurred $0.3 million of origination costs in connection with the First Amendment to the Credit Agreement.

16.	Quarterly Information (Unaudited)

	For the Three Months Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(in thousands, except for per share data)
Statement of Operations Data:
Revenue	$49,020	$54,975	$58,062	$59,899	$61,109	$64,834	$69,573	$76,084
Gross profit	42,900	47,578	50,728	52,018	53,127	56,299	60,895	65,821
Income (loss) from operations	1,598	782	2,771	3,536	(964)	2,549	7,844	6,620
Net income	1,004	1,330	2,308	3,313	372	2,388	5,563	6,235
Net income per share-basic	$0.04	$0.05	$0.09	$0.14	$0.02	$0.10	$0.22	$0.25
Net income per share-diluted	$0.04	$0.05	$0.09	$0.13	$0.01	$0.09	$0.22	$0.24

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2015, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2015, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2015 based on the specified criteria.

The Company’s Independent Registered Public Accounting Firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2015.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

LogMeIn, Inc.

Boston, Massachusetts

We have audited the internal control over financial reporting of LogMeIn, Inc. and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2015 of the Company and our report dated February 19, 2016 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 19, 2016

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2016 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2015.

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

Information required by this item is incorporated by reference from the information in our proxy statement for the 2016 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2015.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the information in our proxy statement for the 2016 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2015.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2016 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2015.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference from the information in our proxy statement for the 2016 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2015.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

See Index to the Consolidated Financial Statements of this Annual Report on Form 10-K, which is incorporated into this item by reference.

(a) (2) Financial Statement Schedules

No financial statement schedules have been submitted because they are not required or are not applicable or because the information required is included in the consolidated financial statements or the notes thereto.

(a) (3) Exhibits

See Exhibit Index of this Annual Report on Form 10-K, which is incorporated into this item by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGMEIN, INC.

By:	/s/ William R. Wagner
William R. Wagner
President & Chief Executive Officer
(Principal Executive Officer)

Date: February 19, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM R. WAGNER William R. Wagner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 19, 2016

/s/ EDWARD K. HERDIECH Edward K. Herdiech	Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2016

/s/ STEVEN J. BENSON Steven J. Benson	Director	February 19, 2016

/s/ STEVEN G. CHAMBERS Steven G. Chambers	Director	February 19, 2016

/s/ MICHAEL J. CHRISTENSON Michael J. Christenson	Director	February 19, 2016

/s/ EDWIN J. GILLIS Edwin J. Gillis	Director	February 19, 2016

/s/ GREGORY W. HUGHES Gregory W. Hughes	Director	February 19, 2016

/s/ MARILYN MATZ Marilyn Matz	Director	February 19, 2016

/s/ IRFAN SALIM Irfan Salim	Director	February 19, 2016

/s/ MICHAEL K. SIMON Michael K. Simon	Director	February 19, 2016

EXHIBIT INDEX

Exhibit Number	Description

2.1(13)	Stock Purchase Agreement, dated October 8, 2015, by and among the Registrant, Marvasol, Inc. (d/b/a “LastPass”), the Stockholders set forth on Exhibit A thereto and Joseph Siegrist in his capacity as the representative of the Stockholders, as amended.

3.1(1)	Restated Certificate of Incorporation of the Registrant

3.2(2)	Second Amended and Restated Bylaws of the Registrant

4.1(1)	Specimen Certificate evidencing shares of common stock

10.1(1)	2004 Equity Incentive Plan, as amended

10.2(1)	Form of Incentive Stock Option Agreement under the 2004 Equity Incentive Plan

10.3(1)	Form of Nonstatutory Stock Option Agreement under the 2004 Equity Incentive Plan

10.4(1)	2007 Stock Incentive Plan

10.5(1)	Form of Incentive Stock Option Agreement under the 2007 Stock Incentive Plan

10.6(1)	Form of Nonstatutory Stock Option Agreement under the 2007 Stock Incentive Plan

10.7(1)	Form of Restricted Stock Agreement under the 2007 Stock Incentive Plan

10.8(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Steven Benson

10.9(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Edwin Gillis

10.10(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Irfan Salim

10.11(1)	Indemnification Agreement, dated as of July 23, 2008, between the Registrant and Michael Simon

10.12(3)	Indemnification Agreement, dated as of August 10, 2010, between the Registrant and Michael Christenson

10.13(3)	Indemnification Agreement, dated as of January19, 2011, between the Registrant and Greg Hughes

10.14(8)	Indemnification Agreement, dated as of August 26, 2014, between the Registrant and Steven G. Chambers

10.15(8)	Indemnification Agreement, dated as of August 27, 2014, between the Registrant and Marilyn Matz

10.16(3)	Form of Director Indemnification Agreement

10.17(4)	Lease Agreement, dated April 11, 2012, between Lincoln Summer Street Venture, LLC and the Registrant

10.18(9)	Lease Agreement, dated December 19, 2014, between DWF III Synergy, LLC and the Registrant

10.19(1)	Form of Management Incentive Stock Option Agreement under the 2009 Stock Incentive Plan

10.20(1)	Form of Management Nonstatutory Stock Option Agreement under the 2009 Stock Incentive Plan

10.21(1)	Form of Director Nonstatutory Stock Option Agreement under the 2009 Stock Incentive Plan

10.22(1)	Form of Employment Offer Letter

10.23(5)	Form of Restricted Stock Unit Agreement under the 2009 Stock Incentive Plan

10.24(6)	Form of Director Restricted Stock Unit Agreement under the 2009 Stock Incentive Plan

Exhibit Number	Description

10.25(7)	Form of Restricted Stock Unit Agreement (Performance-based Vesting) under the 2009 Stock Incentive Plan

10.26(10)	Credit Agreement dated February 18, 2015, by and among the Company and LogMeIn Ireland Holding Company Limited, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as Joint Bookrunners, and J.P. Morgan Securities LLC as Sole Lead Arranger.

10.27(11)	Amended and Restated 2009 Stock Incentive Plan

10.28(12)	Transition Agreement, dated September 30, 2015, by and between the Registrant and Michael Simon

10.29(14)	First Amendment to the Credit Agreement, dated by and among the Registrant and LogMeIn Ireland Holding Company Limited, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the lenders and guarantors party thereto.

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101	The following materials from LogMeIn, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

*	Filed herewith.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1, as amended (Reg 333-148620)

(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated March 15, 2013 (001-34391)

(3)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2010 (001-34391)

(4)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended March 31, 2012 (001-34391)

(5)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended June 30, 2012 (001-34391)

(6)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated June 24, 2013 (001-34391)

(7)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated August 20, 2013 (001-34391)

(8)	Incorporated by reference to Registrant’s Form 10-Q for the quarter ended September 30, 2014 (001-34391)

(9)	Incorporated by reference to Registrant’s Form 10-K for the fiscal year ended December 31, 2014 (001-34391)

(10)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated February 24, 2015 (001-34391)

(11)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated May 22, 2015 (001-34391)

(12)	Incorporated by reference to Registrants Form 10-Q for the quarter ended September 30, 2015 (001-34391)

(13)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated October 16, 2015 (001-34391)

(14)	Incorporated by reference to Registrant’s Current Report on Form 8-K dated January 27, 2016 (001-34391)