Form 10-Q
period 2016-03-31
LogMeIn, Inc.
filed 2016-04-29
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 25, 2016, there were 24,997,869 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

(In thousands)

	December 31, 2015	March 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$123,143	$141,191
Marketable securities	85,284	85,314
Accounts receivable (net of allowance for doubtful accounts of $274 and $272 as of December 31, 2015 and March 31, 2016, respectively)	16,011	15,139
Prepaid expenses and other current assets	11,997	15,968

Total current assets	236,435	257,612
Property and equipment, net	21,711	23,438
Restricted cash	2,467	2,618
Intangibles, net	71,590	68,902
Goodwill	117,545	117,545
Other assets	5,753	6,305
Deferred tax assets	198	214

Total assets	$455,699	$476,634

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,327	$10,911
Accrued liabilities	31,674	30,282
Deferred revenue, current portion	134,297	162,874

Total current liabilities	176,298	204,067
Long-term debt	60,000	52,500
Deferred revenue, net of current portion	2,692	2,386
Deferred tax liabilities	5,812	5,860
Other long-term liabilities	3,086	5,321

Total liabilities	247,888	270,134

Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value — 5,000 shares authorized, 0 shares outstanding as of December 31, 2015 and March 31, 2016	—	—
Equity:
Common stock, $0.01 par value - 75,000 shares authorized as of December 31, 2015 and March 31, 2016; 27,540 and 27,706 shares issued as of December 31, 2015 and March 31, 2016, respectively; 25,130 and 25,132 outstanding as of December 31, 2015 and March 31, 2016, respectively	275	277
Additional paid-in capital	276,793	284,394
Retained earnings	21,074	20,001
Accumulated other comprehensive loss	(5,216)	(4,690)
Treasury stock, at cost - 2,410 and 2,574 shares as of December 31, 2015 and March 31, 2016, respectively	(85,115)	(93,482)

Total equity	207,811	206,500

Total liabilities and equity	$455,699	$476,634

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2015	2016
Revenue	$61,109	$79,734
Cost of revenue	7,982	11,200

Gross profit	53,127	68,534

Operating expenses
Research and development	9,123	15,364
Sales and marketing	34,386	42,242
General and administrative	6,706	10,252
Legal settlements	3,600	—
Amortization of acquired intangibles	276	1,383

Total operating expenses	54,091	69,241

Loss from operations	(964)	(707)
Interest income	175	183
Interest expense	(37)	(392)
Other income (expense), net	1,261	(404)

Income (loss) before income taxes	435	(1,320)
(Provision for) benefit from income taxes	(63)	247

Net income (loss)	$372	$(1,073)

Net income (loss) per share:
Basic	$0.02	$(0.04)
Diluted	$0.01	$(0.04)
Weighted average shares outstanding:
Basic	24,627	25,152
Diluted	25,557	25,152

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended March 31,
	2015	2016
Net income (loss)	$372	$(1,073)

Other comprehensive (loss) gain:
Net unrealized gains on marketable securities, (net of tax provision of $65 and $48 for the three months ended March 31, 2015 and 2016)	114	84
Net translation (losses) gains	(1,532)	442

Total other comprehensive (loss) gain	(1,418)	526

Comprehensive loss	$(1,046)	$(547)

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2015	2016
Cash flows from operating activities
Net income (loss)	$372	$(1,073)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,877	5,444
Amortization of premium on investments	67	137
Change in fair value of contingent consideration liability	2	332
Amortization of debt issuance costs	23	70
Provision for bad debts	19	19
Stock-based compensation	4,853	8,592
Other, net	5	(12)
Changes in assets and liabilities:
Accounts receivable	5,031	1,053
Prepaid expenses and other current assets	(8,691)	(4,098)
Other assets	194	(85)
Accounts payable	3,843	1,712
Accrued liabilities	3,894	(2,498)
Deferred revenue	27,484	26,344
Other long-term liabilities	5	2,063

Net cash provided by operating activities	39,978	38,000

Cash flows from investing activities
Purchases of marketable securities	(19,996)	(13,784)
Proceeds from sale or disposal or maturity of marketable securities	20,000	13,750
Purchases of property and equipment	(3,901)	(4,376)
Intangible asset additions	(1,018)	(392)
Cash paid for acquisition	—	(61)
Increase in restricted cash and deposits	(50)	(126)

Net cash used in investing activities	(4,965)	(4,989)

Cash flows from financing activities
Repayments of borrowings under credit facility	—	(7,500)
Proceeds from issuance of common stock upon option exercises	8,850	1,125
Payments of withholding taxes in connection with restricted stock unit vesting	(1,642)	(2,115)
Payment of debt issuance costs	(676)	(265)
Payment of contingent consideration	(226)	—
Purchase of treasury stock	(5,064)	(8,367)

Net cash provided by (used in) financing activities	1,242	(17,122)

Effect of exchange rate changes on cash and cash equivalents	(5,055)	2,159

Net increase in cash and cash equivalents	31,200	18,048
Cash and cash equivalents, beginning of period	100,960	123,143

Cash and cash equivalents, end of period	$132,160	$141,191

Supplemental disclosure of cash flow information
Cash paid for interest	$1	$299
Cash paid (refunds received) for income taxes	$1,015	$(28)
Noncash investing and financing activities
Acquisition of property and equipment through capital leases	$—	$178
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,200	$2,513
Fair value of contingent consideration in connection with acquisition included in accrued liabilities and other long term liabilities	$25	$2,360
Debt issuance costs included in accounts payable and accrued liabilities	$224	$82

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of the Business

LogMeIn, Inc. (the “Company”) provides a portfolio of cloud-based service offerings which make it possible for people and businesses to simply and securely connect to their workplace, colleagues and customers. The Company’s product line includes AppGuru™, BoldChat®, Cubby™, join.me®, LastPass®, LogMeIn Pro®, LogMeIn® Central™, LogMeIn Rescue®, LogMeIn® Rescue+Mobile™, LogMeIn Backup®, LogMeIn for iOS, LogMeIn Hamachi®, Meldium™, Xively™ and RemotelyAnywhere®. The Company is headquartered in Boston, Massachusetts with wholly-owned subsidiaries located in Australia, Bermuda, Brazil, Hungary, India, Ireland, Japan, The Netherlands and the United Kingdom.

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

Unaudited Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited and have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read along with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 19, 2016. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2015 and March 31, 2016, marketable securities consisted of U.S. government agency securities and corporate bonds that have remaining maturities within two years and have an aggregate amortized cost of $85.3 million and $85.2 million, respectively. The securities have an aggregate fair value of $85.3 million and $85.3 million, including $10,000 and $99,000 of unrealized gains and $53,000 and $9,000 of unrealized losses, at December 31, 2015 and March 31, 2016, respectively.

Revenue Recognition — The Company derives revenue primarily from subscription fees related to its premium subscription software services and to a lesser extent, the delivery of professional services, primarily related to its Internet of Things business. Revenues are reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction.

Revenue from the Company’s premium services is recognized on a daily basis over the subscription term as the services are delivered, provided that there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured. Subscription periods range from monthly to ten years, but are generally one year in duration. The Company’s software cannot be run on another entity’s hardware and customers do not have the right to take possession of the software and use it on their own or another entity’s hardware.

The Company’s multi-element arrangements typically include subscription and professional services, which may include development services. The Company evaluates each element within the arrangement to determine if they can be accounted for as separate units of accounting. If the delivered item or items have value to the customer on a standalone basis, either because they are sold separately by any vendor or the customer could resell the delivered item or items on a standalone basis, the Company has determined that the deliverables within these arrangements qualify for treatment as separate units of accounting Accordingly, the Company recognizes revenue for each delivered item or items as a separate earnings process commencing when all of the significant performance obligations have been performed and when all of the revenue recognition criteria have been met. Professional services revenue recognized as a separate earnings process under multi-element arrangements has been immaterial to date.

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

Concentrations of Credit Risk and Significant Customers — The Company’s principal credit risk relates to its cash, cash equivalents, marketable securities, restricted cash and accounts receivable. Cash, cash equivalents and restricted cash are deposited primarily with financial institutions that management believes to be of high-credit quality and custody of its marketable securities is with an accredited financial institution. To manage accounts receivable credit risk, the Company regularly evaluates the creditworthiness of its customers and maintains allowances for potential credit losses. To date, losses resulting from uncollected receivables have not exceeded management’s expectations.

For the three months ended March 31, 2015 and 2016, no customers accounted for more than 10% of revenue. As of December 31, 2015 and March 31, 2016, no customers accounted for more than 10% of accounts receivable.

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of December 31, 2015, the fair value of the Company as a whole significantly exceeded the carrying amount of the Company. Through March 31, 2016, no impairments have occurred.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through March 31, 2016, the Company recorded no material impairments.

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country, unless otherwise determined that the United States dollar would serve as a more appropriate functional currency given the economic operations of the entity. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency gains of $1.3 million for the three months ended March 31, 2015 and foreign currency losses of $0.4 million for the three months ended March 31, 2016, included in other income (expense), net in the condensed consolidated statements of operations.

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

Income Taxes — Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carry-forwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. At each balance sheet date, the Company assesses the likelihood that deferred tax assets will be realized and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2015 and March 31, 2016, the Company has provided a liability for $0.9 million and $1.0 million, respectively, for uncertain tax positions. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

Segment Data — Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker or decision making group when making decisions regarding resource allocation and assessing performance. The Company, whose management uses consolidated financial information in determining how to allocate resources and assess performance, has determined that it operates in one segment.

The Company’s revenue by geography (based on customer address) is as follows (in thousands):

	Three Months Ended March 31,
	2015	2016
Revenues:
United States	$42,629	$57,251
United Kingdom	4,885	6,186
International — all other	13,595	16,297

Total revenue	$61,109	$79,734

The Company’s revenue by service cloud (product grouping) is as follows (in thousands):

	Three Months Ended March 31,
	2015	2016
Revenues:
Collaboration cloud	$19,163	$26,748
Identity and Access Management cloud	20,197	28,452
Service and Support cloud	21,214	23,911
Other	535	623

Total revenue	$61,109	$79,734

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

In the ordinary course of business, the Company enters into agreements with certain customers that contractually obligate the Company to provide indemnifications of varying scope and terms with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements, from the services provided by the Company or claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is, in many cases, unlimited. Through March 31, 2016, the Company has not experienced any losses related to these indemnification obligations.

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding during the period and the weighted average number of potential common shares outstanding from the assumed exercise of stock options and the vesting of restricted stock units. For the three months ended March 31, 2016, the Company incurred a net loss and therefore, the effect of the Company’s outstanding common stock equivalents were not included in the calculation of diluted loss per share as they were anti-dilutive. Accordingly, basic and dilutive net loss per share for the period were identical.

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net income (loss) per share because they had an anti-dilutive impact or because the Company had a net loss in the period (in thousands):

	Three Months Ended March 31,
	2015	2016
Options to purchase common shares	39	707
Restricted stock units	—	1,548

Total options and restricted stock units	39	2,255

Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2015	2016
Basic:
Net income (loss)	$372	$(1,073)

Weighted average common shares outstanding, basic	24,627	25,152

Net income (loss) per share, basic	$0.02	$(0.04)

Diluted:
Net income (loss)	$372	$(1,073)

Weighted average common shares outstanding	24,627	25,152
Add: Common stock equivalents	930	—

Weighted average common shares outstanding, diluted	25,557	25,152

Net income (loss) per share, diluted	$0.01	$(0.04)

Recently Issued Accounting Pronouncements — On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment, real estate or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for the Company on January 1, 2018, with early adoption permitted, but not earlier than January 1, 2017. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its consolidated financial statements.

On April 14, 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends certain aspects of the above referenced revenue standard (ASU 2014-09). This new standard further clarifies the guidance on identifying performance obligations and the implementation guidance on licensing. The guidance should be adopted concurrent with the adoption of ASU 2014-09, and is therefore effective for the Company on January 1, 2018, with early adoption permitted, but not earlier than January 1, 2017. The Company is currently assessing the potential impact of the adoption of ASU 2016-10 on its consolidated financial statements.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the potential impact of the adoption of ASU 2016-02 on its consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, and is expected to impact net income, EPS, and the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the potential impact of the adoption of ASU 2016-09 on its consolidated financial statements.

3. Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivable and accounts payable, approximate their fair values due to their short maturities. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•	Level 1: Unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company at the measurement date.

•	Level 2: Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the basis used to measure certain of the Company’s financial assets and contingent consideration liability that are carried at fair value (in thousands):

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents — money market funds	$10,138	$—	$—	$10,138
Cash equivalents — bank deposits	—	1	—	1
Short-term marketable securities:
U.S. government agency securities	50,237	17,994	—	68,231
Corporate bond securities	—	17,053	—	17,053
Contingent consideration liability	—	—	2,028	2,028

	Fair Value Measurements at March 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents — money market funds	$10,347	$—	$—	$10,347
Short-term marketable securities:
U.S. government agency securities	60,262	8,009	—	68,271
Corporate bond securities	—	17,043	—	17,043
Contingent consideration liability	—	—	2,360	2,360

Bank deposits, corporate bonds and certain U.S. government agency securities are classified within the second level of the fair value hierarchy as the fair value of those assets are determined based upon quoted prices for similar assets.

The Company’s Level 3 liability consists of contingent consideration payable in connection with the September 5, 2014 acquisition of Zamurai Corporation and the October 15, 2015 acquisition of Marvasol, Inc. (d/b/a “LastPass”), as described in Note 4 below. Up to $2.5 million of the LastPass contingent consideration is based on the achievement of certain bookings goals, the fair value of which was estimated at $2.0 million as of December 31, 2015. The fair value of contingent consideration is estimated by applying a probability based model, which utilizes inputs that are unobservable in the market. Changes in the fair value of the contingent consideration liability will be reflected in acquisition-related costs in general and administrative expense until the liability is fully settled. As of March 31, 2016, the fair value of the LastPass contingent consideration liability was $2.3 million, which is included in accrued liabilities in the condensed consolidated balance sheet. A reconciliation of the beginning and ending Level 3 liability is as follows:

Three Months Ended March 31, 2016
Balance beginning of period	$2,028
Change in fair value of contingent consideration liability	332

Balance end of period	$2,360

4. Acquisitions

In the three months ended March 31, 2015 and 2016, acquisition-related costs were $1.5 million and $3.2 million, respectively, including $1.5 million and $2.9 million, respectively, of contingent retention-based bonus payment expense related to the Company’s 2014 and 2015 acquisitions, which are typically earned over the first two years following the acquisition and a $0.3 million charge recorded in the three months ended March 31, 2016 for the change in fair value of contingent consideration liability primarily related to the LastPass acquisition.

LastPass

On October 15, 2015, the Company acquired all of the outstanding equity interests in LastPass, a Fairfax, Virginia-based provider of an identity and password management service, for $107.6 million, net of cash acquired, plus contingent payments totaling up to $15.0 million which are expected to be paid over a two year period following the date of acquisition. The operating results of LastPass, which are included in the condensed consolidated financial statements beginning on the acquisition date, are comprised of $3.9 million of revenue and $5.5 million of expenses for the three months ended March 31, 2016, including amortization of acquired intangible assets of $1.6 million, contingent retention-based bonuses of $1.7 million and a contingent consideration fair value adjustment of $0.3 million.

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

The allocation of the purchase price related to income taxes is preliminary, including the Company finalizing the valuation of the acquired net operating loss carryforwards. The Company expects to complete this review in the second quarter of 2016.

The LastPass stock purchase agreement obligates the Company to make additional contingent and retention-based bonus payments totaling up to $12.5 million to employees and former LastPass stockholders now employed by the Company on the first and second anniversaries of the acquisition date, contingent upon their continued employment and, for the first anniversary payment only, the achievement of certain bookings goals. The Company has concluded that the contingent payment arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met. The stock purchase agreement also includes non-retention based payments of up to $2.5 million to LastPass stockholders which are contingent on the achievement of certain bookings goals, which the Company has concluded is contingent consideration and is being accounted for as part of the purchase price. This contingent consideration liability was recorded at its fair value of $2.0 million at the acquisition date. The Company assesses the probability of the bookings goals being met and at what level each reporting period. As of March 31, 2016, the contingent consideration liability was $2.3 million.

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

The unaudited financial information in the table below summarizes the combined results of operations of the Company and LastPass, on a pro forma basis, as though the companies had been combined. The pro forma information for the period presented includes the effects of business combination accounting resulting from the acquisition as though the acquisition had been consummated as of the beginning of 2014, including amortization charges from acquired intangible assets; interest expense on borrowings and lower interest income in connection with the Company funding the acquisition with existing cash and investments and borrowings under its credit facility; the exclusion of acquisition-related costs of the Company and LastPass; the inclusion of expense related to contingent and retention-based bonuses assuming full achievement of the financial metric and retention requirements ($7.0 million in 2014 and $5.5 million in 2015), offset by the exclusion of LastPass historical bonuses paid to LastPass non-stockholder employees in 2015 in connection with the acquisition close of $6.1 million; and the related tax effects. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that actually would have been achieved if the acquisition had taken place at the beginning of 2014.

Unaudited Pro Forma Financial Information

	Three Months Ended March 31, 2015
	Pro Forma	As Reported
	(in thousands, except per share amounts)
Revenue	$63,985	$61,109
Net income (loss)	$(619)	$372
Earnings (loss) per share—Basic	$(0.03)	$0.02
Earnings (loss) per share—Diluted	$(0.03)	$0.01

5. Goodwill and Intangible Assets

There was no change in the carrying amount of goodwill for the three months ended March 31, 2016.

Intangible assets consist of the following (in thousands):

		December 31, 2015			March 31, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets:
Trade names and trademarks	1-11 years	$3,806	$824	$2,982	$3,806	$857	$2,949
Customer relationships	5-8 years	29,129	4,089	25,040	29,129	5,385	23,744
Customer backlog	4 months	120	120	—	120	120	—
Domain names	5 years	915	665	250	915	698	217
Software	4 years	299	299	—	299	299	—
Completed technology	3-9 years	46,503	6,893	39,610	46,503	8,040	38,463
Technology and know-how	3 years	3,176	3,176	—	3,176	3,176	—
Documented know-how	4 years	280	127	153	280	145	135
Non-Compete agreements	5 years	162	114	48	162	126	36
Internally developed software	3 years	6,754	3,247	3,507	7,147	3,789	3,358

		$91,144	$19,554	$71,590	$91,537	$22,635	$68,902

The Company capitalized $1.0 million and $0.4 million during the three months ended March 31, 2015 and 2016, respectively, of costs related to internally developed computer software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services.

The Company is amortizing its intangible assets over the estimated lives noted above based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. The intangible assets have estimated useful lives which range from four months to eleven years. Amortization expense for intangible assets was $1.2 million and $3.1 million for the three months ended March 31, 2015 and 2016, respectively. Amortization relating to software, completed technology, technology and know-how, documented know-how and internally developed software is recorded within cost of revenues and the amortization of trade name and trademark, customer relationships, customer backlog, domain names and non-compete agreements is recorded within operating expenses.

Future estimated amortization expense for intangible assets at March 31, 2016 is as follows (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2016 (Nine months ending December 31)	$8,697
2017	11,480
2018	11,035
2019	8,338
2020	7,619
Thereafter	21,733

Total	$68,902

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2015	March 31, 2016
Marketing programs	$4,323	$6,098
Payroll and payroll-related liabilities	18,239	13,016
Professional fees	1,944	2,635
Other accrued liabilities	7,168	8,533

Total accrued liabilities	$31,674	$30,282

7. Income Taxes

For the three months ended March 31, 2015 and 2016, the Company’s effective tax rate was 15%, or $0.1 million, on pre-tax earnings of $0.4 million and 19%, or $0.2 million, on a pre-tax loss of $1.3 million, respectively. The effective income tax rates for the three months ended March 31, 2015 and 2016 are lower than the U.S. federal statutory rate of 35% primarily due to profits earned in certain foreign jurisdictions, primarily the Company’s Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate.

As of December 31, 2015 and March 31, 2016, the Company maintained a full valuation allowance related to the deferred tax assets of its Hungarian subsidiary. This entity has historical losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns from 2010 are open to examination by federal, state, and/or foreign tax authorities. In the normal course of business, the Company and its subsidiaries are examined by various taxing authorities. The Company regularly assesses the likelihood of additional assessments by tax authorities and provides for these matters as appropriate. Audits by tax authorities typically involve examination of the deductibility of certain permanent items, limitations on net operating losses and tax credits. Although the Company believes its tax estimates are appropriate, the final determination of tax audits could result in material changes in its estimates. The Company has recorded a liability related to uncertain tax positions of $0.9 million and $1.0 million as of December 31, 2015 and March 31, 2016, respectively. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company recognized $2,000 and $4,000 of interest expense for the three months ended March 31, 2015 and 2016, respectively.

8. Common Stock and Equity

The Company’s Board of Directors approved a $75 million share repurchase program on October 20, 2014. Share repurchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. The timing and amount of any share repurchases are determined by the Company’s management based on its evaluation of market conditions, the trading price of the stock, regulatory requirements and other factors. The share repurchase program may be suspended, modified or discontinued at any time at the Company’s discretion without prior notice.

For the three months ended March 31, 2015 and 2016, the Company repurchased 93,400 and 164,127 shares of its common stock at an average price of $54.22 and $50.98 per share for a total cost of $5.1 million and $8.4 million, respectively. At March 31, 2016, $48.0 million remained available under the Company’s share repurchase program.

9. Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. The Company awards restricted stock units as the principal equity incentive award. Restricted stock units with time-based vesting conditions generally vest over a three-year period while restricted stock units with market-based vesting conditions generally vest over two or three-year periods. Until 2012, the Company generally granted stock options as the principal equity incentive award. Options generally vest over a four-year period and expire ten years from the date of grant. Certain stock-based awards provide for accelerated vesting if the Company experiences a change in control. As of March 31, 2016, there were 2.2 million shares available for grant under the 2009 Plan.

The following table summarizes stock option activity (shares and intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	768	$30.74	5.4	$27,942

Granted	—	—
Exercised	(60)	18.85		$1,946

Forfeited	(1)	21.43

Outstanding, March 31, 2016	707	$31.76	5.3	$13,225

Exercisable at December 31, 2015	598	$30.54	5.0	$21,881

Exercisable at March 31, 2016	613	$32.46	5.0	$11,038

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $67.10 per share on December 31, 2015 and $50.46 per share on March 31, 2016 or at time of exercise and the exercise price of the options.

During the three months ended March 31, 2016, the Company granted 285,694 restricted stock units, of which 248,194 have time-based vesting conditions and 37,500 have market-based vesting conditions. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date closing price of the underlying shares. The Company recognizes the expense on a straight-line basis over the requisite service period of the restricted stock unit, which is generally three years.

In August 2013, May 2014, May 2015 and February 2016, the Company granted to certain key executives restricted stock unit awards with market-based vesting conditions, which are tied to the individual executive’s continued employment with the Company throughout the applicable performance period and the level of the Company’s achievement of a pre-established relative total shareholder return, or TSR, goal, as measured over an applicable performance period ranging from two to three years as compared to the TSR realized for that same period by the Russell 2000 Index (the “TSR Units”). The target number of shares underlying the February 2016 TSR Units is 37,500 shares, but the actual number of shares that may be earned under these TSR Units can range from 0% to 200% of the target number of shares awarded, or up to 75,000 shares, based on the Company’s level of achievement of its relative TSR goal for the applicable performance period. Compensation cost for TSR Units is recognized on a straight-line basis over the requisite service period and is recognized regardless of the actual number of awards that are earned based on the market condition.

The assumptions used in the Monte Carlo simulation model include (but are not limited to) the following:

February 2016 Grant
Risk-free interest rate	0.89%
Volatility	40%

The following table summarizes restricted stock unit activity, including performance-based TSR Units (shares in thousands):

	Number of shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2016	1,438	$54.37
Restricted stock units granted	286	54.02
Restricted stock units vested	(149)	40.65
Restricted stock units forfeited	(27)	54.25

Unvested as of March 31, 2016	1,548	$55.62

The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table (in thousands):

	Three Months Ended March 31,
	2015	2016
Cost of revenue	$354	$548
Research and development	1,328	1,498
Sales and marketing	2,030	3,827
General and administrative	1,141	2,719

	$4,853	$8,592

As of March 31, 2016, there was $59.4 million of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock awards which are expected to be recognized over a weighted average period of 2.1 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

10. Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in the United States, Hungary, Australia, the United Kingdom, Ireland and India that expire at various dates through 2028.

In December 2015, the Company amended its current lease for its Budapest, Hungary office space to provide for an expansion of leased space and to extend the term of the lease. The term of the amended lease will begin in May 2016 and will extend through May 2021. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $8.5 million (EUR 7.5 million). The lease agreement required a bank guarantee of $0.5 million (EUR 0.5 million). The bank guarantee is classified as restricted cash.

In December 2014, the Company entered into a lease for new office space in Boston, Massachusetts which began in December 2015 and extends through June 2028. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $47.0 million. Pursuant to the terms of the lease, the landlord was responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements will be billed by the landlord to the Company as additional rent. The Company estimates these excess costs to be $4.0 million, of which $3.4 million was paid as of March 31, 2016. The lease required a security deposit of $3.3 million in the form of an irrevocable, unsecured standby letter of credit. The lease includes an option to extend the original term of the lease for two successive five year periods.

Rent expense under all leases was $1.9 million and $2.9 million for the three months ended March 31, 2015 and 2016, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. The aggregate hosting fees incurred under these arrangements totaled $1.5 million and $2.1 million for the three months ended March 31, 2015 and 2016, respectively.

Future minimum lease payments under non-cancelable operating leases including commitments associated with the Company’s hosting services arrangements are approximately as follows at March 31, 2016 (in thousands):

Years Ending December 31
2016 (Nine months ending December 31)	$11,852
2017	12,369
2018	11,105
2019	10,971
2020	10,757
Thereafter	45,406

Total minimum lease payments	$102,460

Litigation — The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

On April 24, 2015, the Company entered into a Settlement Agreement with Sensory Technologies, LLC, or Sensory, whereby Sensory agreed to assign its JOIN® trademark to the Company and the parties agreed to mutually release each other from any and all claims related to the complaint filed by Sensory against the Company in the U.S. District Court for the Southern District of Indiana on August 26, 2014. In the second quarter of 2015, the Company paid Sensory a one-time fee of $8.3 million, $4.7 million of which was reimbursed by the Company’s insurance provider, in connection with the Settlement Agreement. The Company believed that the JOIN® trademark had de minimis value and therefore expensed $3.6 million in the first quarter of 2015 as legal settlement expense.

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

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments and changes in unrealized losses and gains (net of tax) on marketable securities. For the purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to reinvest permanently undistributed earnings of its foreign subsidiaries. Accumulated other comprehensive loss is reported as a component of stockholders’ equity and, as of December 31, 2015 and March 31, 2016, was comprised of cumulative translation adjustment losses of $5.2 million and $4.7 million, respectively, and unrealized losses (net of tax) on marketable securities of $27,000 and unrealized gains (net of tax) of $0.1 million respectively. There were no material reclassifications to earnings in the three months ended March 31, 2016.

12. Credit Facility

On February 18, 2015, the Company entered into a multi-currency credit agreement with a syndicate of banks, financial institutions and other lending entities (the “Credit Agreement”), pursuant to which a secured revolving credit facility of up to $100 million in the aggregate was made available to the Company. On January 22, 2016, the Company entered into the First Amendment to the Credit Agreement, pursuant to which the Company exercised its option to increase the credit facility to up to $150 million in the aggregate with the existing lenders and an additional lender and amended the Credit Agreement to provide the Company with an option to further increase the credit facility by an additional $50 million, which, if exercised, would provide the Company with access to a secured revolving credit facility of up to $200 million. The credit facility is available to the Company on a revolving basis during the period from February 18, 2015 through February 18, 2020. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and costs in the case of Eurodollar rate loans. The Company repaid $7.5 million in March 2016, reducing its outstanding debt balance from $60.0 million to $52.5 million as of March 31, 2016. On April 20, 2016, the Company repaid an additional $7.5 million of the outstanding borrowings. The Company and its subsidiaries expect to use the credit facility for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital.

Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company as described below. As of March 31, 2016, the annual rate on the $52.5 million revolving loan was 1.9375% and was set to reset to 2.0% on April 22, 2016. The average interest rate on borrowings outstanding for the period ending March 31, 2016 was 1.9%. The quarterly commitment fee on the undrawn portion of the credit facility ranges from 0.20% to 0.30% per annum, based upon the Company’s total leverage ratio. As of March 31, 2016, the fair value of the credit facility approximated its book value.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, change the nature of its business, make investments and acquisitions, pay dividends or make distributions, or enter into certain transactions with affiliates, in each case subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Credit Agreement. The Credit Agreement also imposes limits on capital expenditures of the Company and its subsidiaries and requires the Company to maintain a maximum total leverage ratio (not greater than 2.75:1.00) and a minimum interest coverage ratio (not less than 3.00:1.00), each as further defined in the Credit Agreement. As of March 31, 2016, the total leverage ratio was 0.73:1.00, the minimum interest coverage ratio was 65:1.00 and the Company was in compliance with all financial and operating covenants of the Credit Agreement.

Any failure to comply with the financial or operating covenants of the Credit Agreement would prevent the Company from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility.

As of March 31, 2016, the Company had $1.1 million of origination costs recorded in other assets. The Company incurred $1.0 million of origination costs for the period ending December 31, 2015 in connection with entering into the Credit Agreement. The Company incurred an additional $0.3 million of origination costs in connection with the First Amendment to the Credit Agreement for the period ending March 31, 2016. As permitted by FASB issued ASU 2015-15, the Company has elected to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited condensed consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2015 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 19, 2016. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

We offer both free and fee-based, or premium, subscription software services. Sales of our premium subscription software services are generated through word-of-mouth referrals, web-based advertising, online search, off-line advertising, broadcast advertising, the conversion of free users and expiring free trials to paid subscriptions and direct marketing to new and existing customers. We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers, customer service centers, original equipment manufacturers, or OEMs, and consumers and to a lesser extent, from the delivery of professional services primarily related to our Internet of Things business. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium subscription software services to which our paying customers subscribe. For the three months ended March 31, 2016, we generated revenues of $79.7 million, compared to $61.1 million for the three months ended March 31, 2015, an increase of 30%. Revenue from LastPass, which we acquired in the fourth quarter of 2015, was $3.9 million for the three months ended March 31, 2016.

We reported GAAP net income of $0.4 million and a net loss of $1.1 million for the three months ended March 31, 2015 and 2016, respectively. We continued to generate strong cash flow from operations of $40.0 million and $38.0 million for the three months ended March 31, 2015 and 2016, respectively, including contingent retention-based bonus payments of $2.0 million and $4.5 million, respectively. As of March 31, 2016, we had cash, cash equivalents and short-term marketable securities of $226.5 million, an increase of $18.1 million from December 31, 2015. During the quarter, we also repaid $7.5 million of the $60.0 million borrowed under our credit facility in October 2015 to fund our acquisition of LastPass. On April 20, 2016, we repaid an additional $7.5 million of our outstanding borrowings.

Under our stock repurchase program, shares may be repurchased from time-to-time in the open market, which may include the use of 10b5-1 trading plans, or in privately negotiated transactions, in accordance with applicable securities and stock exchange rules. For the three months ended March 31, 2015 and 2016, we repurchased 93,400 and 164,127 shares of our common stock at an average price of $54.22 and $50.98 per share for a total cost of $5.1 million and $8.4 million, respectively. At March 31, 2016, $48.0 million remained available under our share repurchase program.

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

Sources of Revenue

We derive our revenue primarily from subscription fees for our premium services from enterprise customers, SMBs, IT service providers, mobile carriers, customer service centers, OEMs and consumers and to a lesser extent, from the delivery of professional services primarily related to our Internet of Things business. The majority of our customers subscribe to our services on an annual basis and pay in advance, typically with a credit card, for their subscription. A smaller percentage of our customers subscribe to our services on a monthly basis through either month-to-month commitments or annual commitments that are then paid monthly with a credit card. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period. For the three months ended March 31, 2016, our gross annualized renewal rate was approximately 75%. We calculate our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. In the first quarter of 2016, we increased the price of LogMeIn Pro in conjunction with the addition of cloud storage and password management functionality. LogMeIn Pro customers renewed at lower rates in the quarter which is the primary driver of our overall lower gross annualized renewal rate. We expect our gross renewal rate to remain relatively consistent as we continue to invest in our products, customer support organization, and related retention programs.

Our revenue by service cloud (product grouping) is as follows (in thousands):

	Three Months Ended March 31,
	2015	2016
Revenues:
Collaboration cloud	$19,163	$26,748
Identity and Access Management cloud	20,197	28,452
Service and Support cloud	21,214	23,911
Other	535	623

Total revenue	$61,109	$79,734

Employees

We have increased our number of full-time employees to 1,036 at March 31, 2016 as compared to 1,006 at December 31, 2015 and 862 at March 31, 2015.

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

Cost of Revenue. Cost of revenue consists primarily of costs associated with our data center operations, customer support centers and our Xively professional services team. Included in these costs are wages and benefits for personnel, telecommunications, hosting fees, hardware and software maintenance costs, consulting fees associated with outsourced customer support staffing and professional services team projects, depreciation associated with our data centers and contingent bonus expense related to our acquisitions (see Note 4 to the Condensed Consolidated Financial Statements). Additionally, amortization expense associated with the acquired software, technology and documented know-how, as well as internally developed software is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers are dependent on the number of customers who subscribe to our services and the complexity and redundancy of our services and hosting infrastructure. The expenses related to our professional services team are primarily driven by our investment in and efforts to support the growth of our Internet of Things business. We expect cost of revenue expenses to increase in absolute dollars but remain relatively constant as a percentage of revenue as we continue to invest in our data center infrastructure and operations and customer support efforts.

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, contingent bonus expense related to our acquisitions, rent expense primarily related to our offices in Hungary and Boston, consulting fees associated with outsourced development projects, travel-related costs for development personnel, and depreciation of assets used in development. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Hungary. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized costs of $1.0 million and $0.4 million for the three months ended March 31, 2015 and 2016, respectively, related to internally developed computer software to be sold as a service, which were incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our services but will remain relatively constant as a percentage of revenue.

Sales and Marketing. Sales and marketing expenses consist primarily of online search and advertising costs, wages, commissions and benefits for sales and marketing personnel, offline marketing costs such as media advertising and trade shows, consulting fees, credit card processing fees, rent expense and hardware and software maintenance costs. Online search and advertising costs consist primarily of pay-per-click payments to search engines and other online advertising media such as banner ads. Offline marketing costs include radio and print advertisements, as well as the costs to create and produce these advertisements, and tradeshows, including the costs of space at tradeshows and costs to design and construct tradeshow booths. Advertising costs are expensed as incurred. In order to continue to grow our business and awareness of our services, we expect that we will continue to invest in our sales and marketing efforts. We expect that sales and marketing expenses will increase in absolute dollars but will remain relatively constant as a percentage of revenue.

General and Administrative. General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, legal, finance and accounting personnel, professional fees, insurance and other corporate expenses. We expect that general and administrative expenses related to personnel, recruiting, internal information systems, audit, accounting and insurance costs will increase in absolute dollars but will remain relatively constant as a percentage of revenue as we continue to support the growth of our business. General and administrative expenses could increase if we incur litigation-related expenses associated with our defense against legal claims.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•	Revenue recognition;

•	Income taxes;

•	Goodwill and acquired intangible assets;

•	Stock-based compensation; and

•	Loss contingencies.

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended March 31,
Operations Data:	2015	2016
Revenue	100%	100%
Cost of revenue	13	14

Gross profit	87	86

Operating expenses:
Research and development	15	19
Sales and marketing	56	53
General and administrative	11	13
Legal settlements	6	—
Amortization of acquired intangibles	—	2

Total operating expenses	88	87

Loss from operations	(1)	(1)
Interest income	—	—
Interest expense	—	—
Other income (expense), net	2	—

Income (loss) before income taxes	1	(1)
(Provision for) benefit from income taxes	—	—

Net income (loss)	1%	(1%)

Three Months Ended March 31, 2015 and 2016

Revenue. Revenue increased $18.6 million, or 30%, from $61.1 million for the three months ended March 31, 2015 to $79.7 million for the three months ended March 31, 2016. This increase was primarily attributable to customer purchases of new and add-on join.me subscriptions and existing customers who renewed and received our improved LogMeIn Pro and LogMeIn Central offerings at higher price points. Included in the increase is $3.9 million of revenue related to LastPass.

Cost of Revenue. Cost of revenue increased $3.2 million, or 40%, from $8.0 million for the three months ended March 31, 2015 to $11.2 million for the three months ended March 31, 2016. As a percentage of revenue, cost of revenue was 13% and 14% for the three months ended March 31, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $1.8 million increase in hosting costs associated with managing our data centers and hosting our services as a result of an increase in both the number of customers using our services and the total number of devices that connected to our services. The total increase was also due to a $0.8 million increase in amortization expense associated with acquired intangibles, as well as internally developed software and a $0.7 million increase in personnel-related costs, including salary, wages, bonus and benefits and taxes, recruiting and relocation expense. These costs were partially offset by a $0.3 million decrease in contingent retention-based bonuses related to our acquisitions. Included in the increase in personnel-related costs is a $0.2 million increase in stock-based compensation expense.

Research and Development Expenses. Research and development expenses increased $6.2 million, or 68%, from $9.1 million for the three months ended March 31, 2015 to $15.4 million for the three months ended March 31, 2016. As a percentage of revenue, research and development expenses were 15% and 19% for the three months ended March 31, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $1.6 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes, as we increased the number of research and development employees to support our overall growth, a $1.6 million increase in travel-related and department meetings cost and a $1.4 million increase in contingent retention-based bonus expense primarily related to the LastPass acquisition. The total increase was also due to a $0.3 million increase in rent expense, a $0.2 million increase in hardware and software maintenance costs, a $0.2 million increase in depreciation expense, a $0.2 million increase in consulting costs, a $0.2 million increase in telecommunications expense and a $0.6 million decrease in costs related to internally developed computer software to be sold as a service which were incurred during the application development stage and therefore capitalized rather than expensed. Included in the increase in personnel-related costs is a $0.2 million increase in stock-based compensation expense.

Sales and Marketing Expenses. Sales and marketing expenses increased $7.9 million, or 23%, from $34.4 million for the three months ended March 31, 2015 to $42.2 million for the three months ended March 31, 2016. As a percentage of revenue, sales and marketing expenses were 56% and 53% for the three months ended March 31, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $4.9 million increase in personnel-related and recruiting costs, including salary, wages, commissions, bonus, and benefits and taxes, from the hiring of additional employees to support our growth in sales and to expand our marketing efforts. The total increase was also due to a $0.9 million increase in sales consulting and contractor costs, a $0.8 million increase in travel-related and department meeting costs, a $0.6 million increase in rent expense, a $0.3 million increase in contingent retention-based bonus expense primarily related to the LastPass acquisition, a $0.3 million increase in hardware and software maintenance costs, a $0.3 million increase in credit card transaction fees related to an increase in e-commerce sales and a $0.3 million increase in depreciation expense. These increases were partially offset by a $0.6 million decrease in marketing programs and consulting costs. Included in the increase in personnel-related costs is a $1.8 million increase in stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses increased $3.5 million, or 53%, from $6.7 million for the three months ended March 31, 2015 to $10.3 million for the three months ended March 31, 2016. As a percentage of revenue, general and administrative expenses were 11% and 13% for the three months ended March 31, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $2.4 million increase in personnel-related and recruiting costs, including salary, wages, bonus, and benefits and taxes, as we increased the number of general and administrative employees to support our overall growth. The total increase in general and administrative expense was also due to a $0.4 million increase in non-income taxes, a $0.3 million adjustment for the fair value of the contingent consideration related to the LastPass acquisition, a $0.3 million increase in consulting costs and a $0.2 million increase in travel-related and department meeting costs. These increases were partially offset by a $0.6 million decrease in litigation related costs. Included in the increase in personnel-related costs is a $1.6 million increase in stock-based compensation expense.

Legal Settlement Expense. Legal settlement expenses were $3.6 million for the three months ended March 31, 2015 and were associated with the Sensory Settlement Agreement (see Note 10 to the Condensed Consolidated Financial Statements). We did not incur legal settlement expenses for the three months ended March 31, 2016.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $0.3 million and $1.4 million for the three months ended March 31, 2015 and 2016, respectively, primarily related to the intangible assets acquired in the LastPass acquisition in October 2015.

Interest Income. Interest income was $0.2 million for both the three months ended March 31, 2015 and 2016 and was primarily attributable to interest income earned on marketable securities.

Interest Expense. Interest expense was $37,000 and $0.4 million for the three months ended March 31, 2015 and 2016, respectively, and was primarily associated with interest expense attributable to our credit facility and the amortization of financing fees.

Other Income (Expense), Net. Other income (expense), net was a $1.3 million gain and a $0.4 million loss for the three months ended March 31, 2015 and 2016, respectively, comprised primarily of realized and unrealized foreign currency gains or losses resulting from multi-currency settlements and re-measurements occurring during the quarter.

Income Taxes. We recorded a provision for federal, state and foreign income taxes of $0.1 million on profit before income taxes of $0.4 million and a benefit of $0.2 million on loss before income taxes of $1.3 million for the three months ended March 31, 2015 and 2016, respectively, resulting in an effective tax rate of 15% and 19%, respectively. Our effective income tax rates are lower than the U.S. federal statutory rate of 35% primarily due to profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods below (in thousands):

	Three Months Ended March 31,
	2015	2016
Net cash provided by operating activities	$39,978	$38,000
Net cash used in investing activities	(4,965)	(4,989)
Net cash provided by (used in) financing activities	1,242	(17,122)
Effect of exchange rate changes on cash and cash equivalents	(5,055)	2,159

Net increase in cash and cash equivalents	$31,200	$18,048

At March 31, 2016, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $226.5 million, of which $140.0 million was in the United States and $86.5 million was held by our international subsidiaries.

Cash Flows From Operating Activities

Net cash inflows from operating activities during the three months ended March 31, 2015 were mainly attributable to a $27.5 million increase in deferred revenue associated with upfront payments received from our customers for services, a $5.0 million decrease in accounts receivable, a $3.9 million increase in accrued liabilities and a $3.8 million increase in accounts payable, partially offset by an $8.7 million increase in prepaid expenses and other current assets. The increase in accrued liabilities is primarily driven by an $8.3 million increase in accrued legal settlements in connection with the Sensory Settlement Agreement (see Note 10 to the Condensed Consolidated Financial Statements), a $1.0 million increase in accrued fixed assets and a $0.6 million increase in accrued legal fees, partially offset by $5.2 million of bonus payments made in January 2015, which were accrued at December 31, 2014 and a $1.3 million decrease in accrued contingent bonuses due to the bonus payouts made in the first quarter of 2015 related to our 2014 acquisitions. The increase in prepaid expenses and other current assets is primarily driven by a $4.7 million increase in other receivables in connection with the Sensory Settlement Agreement, a $2.0 million increase in prepaid software subscription fees, a $0.4 million increase in prepaid tax and a $0.3 million increase in prepaid marketing. Additionally, included in net cash inflows from operating activities are add-backs of non-cash charges, including $4.9 million for stock-based compensation expense and $3.0 million for depreciation and amortization.

Net cash inflows from operating activities during the three months ended March 31, 2016 were mainly attributable to a $26.3 million increase in deferred revenue associated with upfront payments received from our customers, a $2.1 million increase in other long-term liabilities, a $1.7 million increase in accounts payable and a $1.1 million decrease in accounts receivable. These cash inflows are partially offset by a $4.1 million increase in prepaid expenses and other current assets, a $2.5 million decrease in accrued liabilities and a net loss of $1.1 million. The increase in other long-term liabilities is primarily driven by a $1.4 million increase in contingent retention-based bonuses related to the LastPass acquisition and a $0.6 million increase in accrued rent. The increase in prepaid expenses and other current assets is primarily driven by a $3.0 million increase in prepaid software subscription fees and a $0.8 million increase in prepaid marketing costs. The decrease in accrued liabilities is primarily related to a net $3.7 million decrease in accrued employee bonuses due to $5.0 million in payments made in January 2016, which were accrued at December 31, 2015, and a net $2.7 million decrease in accrued contingent retention-based bonuses due to the payouts made in the first quarter of 2016 related to our 2014 acquisitions. These decreases are partially offset by a $1.8 million increase in accrued marketing programs, a $0.7 million increase in consulting and contractor costs, a $0.7 million increase in non-income taxes payable and a $0.6 million increase in accrued fixed assets. Additionally, included in net cash inflows from operating activities are add-backs of non-cash charges, including $8.6 million for stock-based compensation expense, $5.7 million for depreciation and amortization and $0.3 million for the change in fair value of the contingent consideration liability related to the LastPass acquisition. We expect to make $2.7 million in contingent bonus payments associated with our acquisitions over the remaining nine months of 2016.

Cash Flows From Investing Activities

Net cash used in investing for the three months ended March 31, 2015 was primarily attributable to payments totaling $3.9 million in property and equipment related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure and the expansion of our offices and $1.0 million in intangible asset additions for capitalized costs related to internally developed computer software to be sold as a service which were incurred during the application development stage.

Net cash used in investing activities for the three months ended March 31, 2016 was primarily attributable to purchases of $4.4 million in property and equipment related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure, and the expansion and upgrade of our offices and $0.4 million in intangible asset additions for capitalized costs related to internally developed computer software to be sold as a service which were incurred during the application development stage.

Cash Flows From Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2015 related to $8.9 million in proceeds received from the issuance of common stock upon exercise of stock options, partially offset by the purchase of $5.1 million of treasury stock pursuant to our share repurchase program, the payment of $1.6 million for payroll taxes related to vesting of restricted stock units, as well as the payment of $0.7 million in deferred financing costs.

Net cash used in financing activities for the three months ended March 31, 2016 related to the purchase of $8.4 million of treasury stock pursuant to our share repurchase program, the repayment of $7.5 million related to our credit facility, the payment of $2.1 million for payroll taxes related to vesting of restricted stock units and the payment of $0.3 million in deferred financing costs. These payments were partially offset by $1.1 million in proceeds received from the issuance of common stock upon exercise of stock options.

We also have available a multi-currency credit facility with a syndicate of banks, financial institutions and other lending entities that provides for a secured revolving line of credit of up to $150 million, which may be increased by an additional $50 million subject to further commitment from the lenders. The credit facility matures on February 18, 2020 and includes certain financial covenants with which we must comply. We expect to use the credit facility for general corporate purposes, including the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital (see Note 12 to our Condensed Consolidated Financial Statements for additional details). As of March 31, 2016, we had $52.5 million of outstanding borrowings under the credit facility. On April 20, 2016, we repaid an additional $7.5 million of our outstanding borrowings.

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

In addition to our condensed consolidated financial statements prepared in accordance with GAAP, to date, we have considered the following non-GAAP financial measures to be key indicators of our financial performance:

•	“Non-GAAP operating income,” which we define as GAAP loss from operations excluding acquisition-related costs and amortization, stock-based compensation expense and litigation-related expenses;

•	“Adjusted EBITDA,” which we define as GAAP net income (loss) excluding interest and other (income) expense, net, income tax expense (benefit), depreciation and amortization expenses, acquisition-related costs, stock-based compensation expense and litigation-related expenses;

•	“Non-GAAP (provision for) benefit from income taxes,” which we define as GAAP (provision for) benefit from income taxes excluding the tax impact from acquisition-related costs and amortization, stock-based compensation expense and litigation-related expenses;

•	“Non-GAAP net income,” which we define as GAAP net income (loss) excluding stock-based compensation expense, litigation-related expense and acquisition-related costs and amortization and the tax effect of the non-GAAP items; and

•	“Non-GAAP earnings per share,” which we define as non-GAAP net income divided by diluted average weighted shares outstanding.

The expenses described below have been excluded from our GAAP results to arrive at our non-GAAP measures, as outlined above:

•	Acquisition-related costs and amortization relate to costs associated with acquisitions of intellectual property and businesses and include related professional service costs (i.e. legal costs, audit and accounting fees), contingent purchase price, contingent retention bonuses and the amortization of acquired intangible assets.

•	Acquisition-related costs relate to costs associated with the acquisitions of intellectual property and businesses and include legal costs, audit and accounting fees and contingent retention-based bonuses.

•	Stock-based compensation expense relates to stock-based compensation awards granted to our executive officers, employees and outside directors.

•	Litigation-related expenses relate to costs associated with the defense and settlement of claims brought against us including intellectual property infringement claims and other material litigation.

•	Depreciation and amortization expenses relate to costs associated with the depreciation and amortization of fixed and intangible assets.

•	Interest income and other (expense) income, net relates to the interest earned on outstanding cash balances and marketable securities, interest expense primarily related to our credit facility, as well as realized and unrealized foreign currency gains and losses resulting from multi-currency settlements occurring during the period and period end translation adjustments.

•	Income tax expense (benefit) relates to the total income tax levied based on GAAP income during the period.

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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows (in thousands, except per share data):

	For the Three Months Ended March 31,
Non-GAAP Operating income	2015	2016
GAAP Loss from operations	$(964)	$(707)
Add Back:
Stock-based compensation expense	4,853	8,592
Litigation-related expenses	4,259	35
Acquisition-related costs and amortization	2,513	5,760

Non-GAAP Operating income	$10,661	$13,680

	For the Three Months Ended March 31,
Adjusted EBITDA	2015	2016
GAAP Net income (loss)	$372	$(1,073)
Add Back:
Stock-based compensation expense	4,853	8,592
Litigation-related expenses	4,259	35
Acquisition-related costs	1,528	3,222
Interest and other (income) expense, net	(1,399)	613
Income tax expense (benefit)	63	(247)
Depreciation and amortization expense	2,877	5,444

Adjusted EBITDA	$12,553	$16,586

	For the Three Months Ended March 31,
Non-GAAP Net income	2015	2016
GAAP Net income (loss)	$372	$(1,073)
Add Back:
Stock-based compensation expense	4,853	8,592
Litigation-related expenses	4,259	35
Acquisition-related costs and amortization	2,513	5,760
Less:
Income tax effect of non-GAAP items	(3,484)	(4,249)

Non-GAAP Net income	$8,513	$9,065

Non-GAAP Earnings per share	For the Three Months Ended March 31,
	2015	2016
GAAP Diluted earnings (loss) per share	$0.01	$(0.04)
Add Back:
Stock-based compensation expense	0.19	0.33
Litigation-related expenses	0.17	—
Acquisition-related costs and amortization	0.10	0.22
Less:
Income tax effect of non-GAAP items	(0.14)	(0.16)

Non-GAAP Earnings per share	$0.33	$0.35

Shares used in computing diluted non-GAAP earnings per share	25,557	25,815

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands) (1)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$96,580	$11,581	$32,432	$19,736	$32,831
Credit facility (2)	52,500	—	52,500	—	—
Hosting service agreements	5,880	4,735	1,145	—	—

Total	$154,960	$16,316	$86,077	$19,736	$32,831

(1)	Excluded from the table above is $1.0 million related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.
(2)	The credit facility matures in February 2020, when all amounts outstanding will be due and payable. Excluded from the table above are the quarterly commitment fees on the undrawn portion that range from 0.20% to 0.30% per annum and interest payable on any outstanding borrowings.

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

In December 2015, we amended our current lease for our Budapest, Hungary office space to provide for an expansion of leased space and to extend the term of the lease. The term of the amended lease will begin in May 2016 and extend through May 2021. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $8.5 million (EUR 7.5 million). The lease agreement required a bank guarantee of $0.5 million (EUR 0.5 million). The bank guarantee is classified as restricted cash.

In December 2014, we entered into a lease for new office space in Boston, Massachusetts. The lease term began in December 2015 and will extend through June 2028. The aggregate amount of minimum lease payments to be made over the term of the lease is $47.0 million. Pursuant to the terms of the lease, the landlord was responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements will be billed by the landlord to us as additional rent. We estimate these excess costs to be $4.0 million, of which $3.4 million was paid as of March 31, 2016. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable, unsecured standby letter of credit. The lease includes an option to extend the original term of the lease for two successive five year periods.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-9 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment, real estate or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for us on January 1, 2018, with early adoption permitted but not earlier than January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our consolidated financial statements.

On April 14, 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing (“ASU 2016-10”), which amends certain aspects of the above referenced revenue standard (ASU 2014-09). This new standard further clarifies the guidance on identifying performance obligations and the implementation guidance on licensing. The guidance should be adopted concurrent with the adoption of ASU 2014-09, and is therefore effective for us on January 1, 2018, with early adoption permitted, but not earlier than January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2016-10 on our consolidated financial statements.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. We are currently assessing the potential impact of the adoption of ASU 2016-02 on our consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, and is expected to impact net income, EPS, and the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years, and early adoption is permitted. We are currently assessing the potential impact of the adoption of ASU 2016-09 on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a majority of our non-U.S. sales are recorded by our Irish subsidiary and as we incur significant operating expenses in our foreign subsidiaries including our Hungarian research and development facilities and our sales and marketing operations in Ireland, the United Kingdom, Australia and India. For the three months ended March 31, 2015 and 2016, 30% and 28%, respectively, of our revenues were generated by our Irish subsidiary and 25% and 22%, respectively, of our operating expenses occurred in our international operations in Hungary, Ireland, the United Kingdom, Australia, India and Brazil.

Currently, our largest exposure to foreign currency exchange rate risk relates to the Euro, British Pound, Hungarian Forint and the Brazilian Real. To date, changes in foreign currency exchange rates have not had a material impact on our operations, and we estimate that a change of 20% or less in foreign currency exchange rates would not materially affect our operations. At this time we do not, but may in the future, enter into any foreign currency hedging programs or instruments that would hedge or help offset such foreign currency exchange rate risk.

At March 31, 2016, cash and cash equivalents and short-term marketable securities totaled $226.5 million, of which $140.0 million was held in the United States and $86.5 million was held by our international subsidiaries. Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. For the three months ended March 31, 2015 and 2016, our consolidated cash balances were impacted unfavorably by $5.1 million and favorably by $2.2 million, respectively, due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro.

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

Interest expense on borrowings under our credit facility is sensitive to changes in interest rates. As of March 31, 2016, we had $52.5 million outstanding under our variable-rate credit facility. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. Interest rates on this loan will be adjusted at each rollover date to the extent such amounts are not repaid. As of March 31, 2016, the annual rate on the loan was 1.9%. If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $0.5 million. This hypothetical change in cash flows and earnings has been calculated based on the borrowings outstanding at March 31, 2016 and a 100 basis point per annum change in interest rate applied over a one-year period.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We reported net income of $8.0 million and $14.6 million for the years ending December 31, 2014 and 2015, respectively. For the three months ended March 31, 2016, we reported a net loss of $1.1 million. Given our operating history, we cannot be certain that we will be able to achieve profitability again in the future. Our growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including, but not limited to, unforeseen expenses, operating difficulties, complications and delays or due to the other risks described in this report. Accordingly, we may not be able to maintain our profitability, and we may incur significant losses for the foreseeable future.

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

Our credit facility, which consists of a $150 million secured revolving loan (and which may be increased by an additional $50 million if the existing or additional lenders are willing to make such increased commitments) which is available through February 18, 2020, at which time any amounts outstanding will be due and payable in full. As of April 29, 2016, we had $45 million of outstanding borrowings under the credit facility. We may wish to borrow additional amounts under the facility in the future for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital.

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

We rely on a combination of copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. In addition, we have thirteen issued patents and eleven patents pending, and we are in the process of filing additional patents. We cannot assure you that any patents will issue from our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Any patents that may issue in the future from pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark or trademark registrations will be issued for pending or future applications or that any registered service marks or trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

During the period from our IPO in July 2009 through April 28, 2016, our common stock has traded as high as $75.42 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended March 31, 2016.

(b)	Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the three months ended March 31, 2016.

(c)	Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(1)
January 1, 2016 — January 31, 2016	25,563	$55.48	25,563	$54,921,371
February 1, 2016 — February 29, 2016	31,053	$48.11	31,053	$53,427,378
March 1, 2016 — March 31, 2016	107,511	$50.74	107,511	$47,972,536

Total	164,127	$50.98	164,127

(1)	On October 20, 2014, our board of directors approved a $75 million share repurchase program. Share repurchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. During the three months ended March 31, 2016, we repurchased 164,127 shares of our common stock.

Item 6.	Exhibits

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

LOGMEIN, INC.

Date: April 29, 2016	By:	/s/ William R. Wagner
William R. Wagner
President & Chief Executive Officer
(Principal Executive Officer)

Date: April 29, 2016	By:	/s/ Edward K. Herdiech
Edward K. Herdiech
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.