Form 10-Q
period 2016-06-30
LogMeIn, Inc.
filed 2016-07-27
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of July 22, 2016, there were 25,306,647 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	June 30,
	2015	2016
ASSETS
Current assets:
Cash and cash equivalents	$123,143	$139,882
Marketable securities	85,284	85,515
Accounts receivable (net of allowance for doubtful accounts of $274 and $271 as of December 31, 2015 and June 30, 2016, respectively)	16,011	14,536
Prepaid expenses and other current assets	11,997	14,260

Total current assets	236,435	254,193
Property and equipment, net	21,711	26,088
Restricted cash	2,467	2,504
Intangibles, net	71,590	66,297
Goodwill	117,545	117,545
Other assets	5,753	5,091
Deferred tax assets	198	196

Total assets	$455,699	$471,914

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,327	$12,333
Accrued liabilities	31,674	33,072
Deferred revenue, current portion	134,297	161,830

Total current liabilities	176,298	207,235
Long-term debt	60,000	45,000
Deferred revenue, net of current portion	2,692	2,061
Deferred tax liabilities	5,812	5,872
Other long-term liabilities	3,086	6,675

Total liabilities	247,888	266,843

Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value — 5,000 shares authorized, 0 shares outstanding as of December 31, 2015 and June 30, 2016	—	—
Equity:
Common stock, $0.01 par value - 75,000 shares authorized as of December 31, 2015 and June 30, 2016; 27,540 and 28,105 shares issued as of December 31, 2015 and June 30, 2016, respectively; 25,130 and 25,324 outstanding as of December 31, 2015 and June 30, 2016, respectively	275	281
Additional paid-in capital	276,793	292,048
Retained earnings	21,074	22,507
Accumulated other comprehensive loss	(5,216)	(5,313)
Treasury stock, at cost - 2,410 and 2,781 shares as of December 31, 2015 and June 30, 2016, respectively	(85,115)	(104,452)

Total equity	207,811	205,071

Total liabilities and equity	$455,699	$471,914

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenue	$64,834	$83,266	$125,943	$163,000
Cost of revenue	8,535	11,436	16,517	22,636

Gross profit	56,299	71,830	109,426	140,364

Operating expenses
Research and development	10,256	14,046	19,379	29,410
Sales and marketing	34,604	41,663	68,990	83,905
General and administrative	8,608	11,404	15,314	21,656
Legal settlements	—	—	3,600	—
Amortization of acquired intangibles	282	1,357	558	2,740

Total operating expenses	53,750	68,470	107,841	137,711

Income from operations	2,549	3,360	1,585	2,653
Interest income	179	186	353	369
Interest expense	(114)	(367)	(151)	(759)
Other income (expense)	258	(92)	1,520	(496)

Income before income taxes	2,872	3,087	3,307	1,767
Provision for income taxes	(484)	(581)	(547)	(334)

Net income	$2,388	$2,506	$2,760	$1,433

Net income per share:
Basic	$0.10	$0.10	$0.11	$0.06
Diluted	$0.09	$0.10	$0.11	$0.06
Weighted average shares outstanding:
Basic	24,703	25,135	24,620	25,144
Diluted	25,673	25,828	25,615	25,841

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Net income	$2,388	$2,506	$2,760	$1,433

Other comprehensive (loss) gain:
Net unrealized (losses) gains on marketable securities, (net of tax benefit of $8 and tax provision of $12 for the three months ended June 30, 2015 and 2016; and net of tax provision of $57 and $60 for the six months ended June 30, 2015 and 2016)	(15)	21	99	105
Net translation gains (losses)	231	(644)	(1,301)	(202)

Total other comprehensive gain (loss)	216	(623)	(1,202)	(97)

Comprehensive income	$2,604	$1,883	$1,558	$1,336

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2015	2016
Cash flows from operating activities
Net income	$2,760	$1,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,934	10,704
Amortization of premium on investments	137	257
Change in fair value of contingent consideration liability	3	502
Amortization of debt issuance costs	78	144
Provision for bad debts	38	26
Stock-based compensation	12,567	18,328
Other, net	(17)	(3)
Changes in assets and liabilities:
Accounts receivable	3,494	1,562
Prepaid expenses and other current assets	(2,491)	(2,306)
Other assets	207	949
Accounts payable	4,381	2,523
Accrued liabilities	(3,772)	342
Deferred revenue	34,341	26,073
Other long-term liabilities	905	3,460

Net cash provided by operating activities	58,565	63,994

Cash flows from investing activities
Purchases of marketable securities	(57,170)	(31,573)
Proceeds from sale or disposal or maturity of marketable securities	57,000	31,250
Purchases of property and equipment	(6,569)	(8,812)
Intangible asset additions	(1,884)	(715)
Cash paid for acquisition	—	(61)
Increase in restricted cash and deposits	(51)	(31)

Net cash used in investing activities	(8,674)	(9,942)

Cash flows from financing activities
Repayments of borrowings under credit facility	—	(15,000)
Proceeds from issuance of common stock upon option exercises	12,284	5,404
Payments of withholding taxes in connection with restricted stock unit vesting	(6,885)	(8,617)
Payment of debt issuance costs	(774)	(349)
Payment of contingent consideration	(226)	—
Purchase of treasury stock	(14,732)	(19,337)

Net cash used in financing activities	(10,333)	(37,899)

Effect of exchange rate changes on cash and cash equivalents	(4,376)	586

Net increase in cash and cash equivalents	35,182	16,739
Cash and cash equivalents, beginning of period	100,960	123,143

Cash and cash equivalents, end of period	$136,142	$139,882

Supplemental disclosure of cash flow information
Cash paid for interest	$2	$547
Cash paid for income taxes	$1,094	$127
Noncash investing and financing activities
Acquisition of property and equipment through capital lease	$—	$178
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,221	$3,219
Fair value of contingent consideration in connection with acquisition included in accrued liabilities and other long term liabilities	$26	$2,530
Debt issuance costs included in accounts payable and accrued liabilities	$215	$—
Receivable for proceeds from issuance of common stock upon option exercises	$—	$148

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2015 and June 30, 2016, marketable securities consisted of U.S. government agency securities and corporate bonds that have remaining maturities within two years and have an aggregate amortized cost of $85.3 million and $85.4 million, respectively. The securities have an aggregate fair value of $85.3 million and $85.5 million, including $10,000 and $133,000 of unrealized gains and $53,000 and $11,000 of unrealized losses, at December 31, 2015 and June 30, 2016, respectively.

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

For the three and six months ended June 30, 2015 and 2016, no customers accounted for more than 10% of revenue. As of December 31, 2015 and June 30, 2016, no customers accounted for more than 10% of accounts receivable.

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of December 31, 2015, the fair value of the Company as a whole significantly exceeded the carrying amount of the Company. Through June 30, 2016, no impairments have occurred.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through June 30, 2016, the Company recorded no material impairments.

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country, unless otherwise determined that the United States dollar would serve as a more appropriate functional currency given the economic operations of the entity. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency gains of $0.3 million and $1.5 million for the three and six months ended June 30, 2015, respectively, and foreign currency losses of $0.1 million and $0.5 million for the three and six months ended June 30, 2016, respectively, included in other income (expense), net in the condensed consolidated statements of operations.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2015 and June 30, 2016, the Company has provided a liability for $0.9 million and $1.1 million, respectively, for uncertain tax positions. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

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

The Company’s revenue by geography (based on customer address) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenues:
United States	$45,844	$59,476	$88,473	$116,727
United Kingdom	5,124	6,523	10,009	12,709
International—all other	13,866	17,267	27,461	33,564

Total revenue	$64,834	$83,266	$125,943	$163,000

The Company’s revenue by service cloud (product grouping) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenues:
Collaboration cloud	$21,055	$28,849	$40,218	$55,597
Identity and Access Management cloud	21,802	29,292	41,999	57,744
Service and Support cloud	21,206	24,451	42,420	48,362
Other	771	674	1,306	1,297

Total revenue	$64,834	$83,266	$125,943	$163,000

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

In the ordinary course of business, the Company enters into agreements with certain customers that contractually obligate the Company to provide indemnifications of varying scope and terms with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements, from the services provided by the Company or claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is, in many cases, unlimited. Through June 30, 2016, the Company has not experienced any losses related to these indemnification obligations.

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

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net income per share because they had an anti-dilutive impact (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Options to purchase common shares	—	—	26	—
Restricted stock units	473	337	489	429

Total options and restricted stock units	473	337	515	429

Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2015	2016	2015	2016
Basic:
Net income	$2,388	$2,506	$2,760	$1,433

Weighted average common shares outstanding, basic	24,703	25,135	24,620	25,144

Net income per share, basic	$0.10	$0.10	$0.11	$0.06

Diluted:
Net income	$2,388	$2,506	$2,760	$1,433

Weighted average common shares outstanding	24,703	25,135	24,620	25,144
Add: Common stock equivalents	970	693	995	697

Weighted average common shares outstanding, diluted	25,673	25,828	25,615	25,841

Net income per share, diluted	$0.09	$0.10	$0.11	$0.06

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

On February 25, 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”) , which will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact of the adoption of ASU 2016-02 on its consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, and is expected to impact net income, EPS, and the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

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

The following table summarizes the basis used to measure certain of the Company’s financial assets and contingent consideration liability that are carried at fair value (in thousands):

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents — money market funds	$10,138	$—	$—	$10,138
Cash equivalents — bank deposits	—	1	—	1
Short-term marketable securities:
U.S. government agency securities	50,237	17,994	—	68,231
Corporate bond securities	—	17,053	—	17,053
Contingent consideration liability	—	—	2,028	2,028

	Fair Value Measurements at June 30, 2016
	Level 1	Level 2	Level 3	Total

Cash equivalents — money market funds	$10,364	$—	$—	$10,364
Short-term marketable securities:
U.S. government agency securities	58,709	9,512	—	68,221
Corporate bond securities	—	17,294	—	17,294
Contingent consideration liability	—	—	2,530	2,530

Bank deposits, corporate bonds and certain U.S. government agency securities are classified within the second level of the fair value hierarchy as the fair value of those assets are determined based upon quoted prices for similar assets.

The Company’s Level 3 liability consists of contingent consideration payable in connection with the September 5, 2014 acquisition of Zamurai Corporation and the October 15, 2015 acquisition of Marvasol, Inc. (d/b/a “LastPass”), as described in Note 4 below. Up to $2.5 million of the LastPass contingent consideration is based on the achievement of certain bookings goals, the fair value of which was estimated at $2.0 million as of December 31, 2015. The fair value of contingent consideration is estimated by applying a probability based model, which utilizes inputs that are unobservable in the market. Changes in the fair value of the contingent consideration liability will be reflected in acquisition-related costs in general and administrative expense until the liability is fully settled. As of June 30, 2016, the fair value of the LastPass contingent consideration liability was $2.5 million, which is included in accrued liabilities in the condensed consolidated balance sheet. A reconciliation of the beginning and ending Level 3 liability is as follows:

Six Months Ended June 30, 2016
Balance beginning of period	$2,028
Change in fair value of contingent consideration liability	502

Balance end of period	$2,530

4. Acquisitions

In the six months ended June 30, 2015 and 2016, acquisition-related costs were $2.5 million and $6.2 million, respectively, including $2.5 million and $4.8 million, respectively, of contingent retention-based bonus payment expense related to the Company’s 2014 and 2015 acquisitions, which are typically earned over the first two years following the acquisition and a $0.5 million charge recorded in the six months ended June 30, 2016 for the change in fair value of contingent consideration liability primarily related to the LastPass acquisition.

LastPass

On October 15, 2015, the Company acquired all of the outstanding equity interests in LastPass, a Fairfax, Virginia-based provider of an identity and password management service, for $107.6 million, net of cash acquired, plus contingent payments totaling up to $15.0 million which are expected to be paid over a two year period following the date of acquisition. The operating results of LastPass, which are included in the condensed consolidated financial statements beginning on the acquisition date, are comprised of $4.3 million and $8.2 million of revenue and $5.6 million and $11.1 million of expenses for the three and six months ended June 30, 2016, including amortization of acquired intangible assets of $1.5 million and $3.1 million, contingent retention-based bonuses of $1.7 million and $3.4 million and a contingent consideration fair value adjustment of $0.2 million and $0.5 million for the three and six months ended June 30, 2016, respectively.

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

The allocation of the purchase price related to income taxes is preliminary, including the Company finalizing the valuation of the acquired net operating loss carryforwards. The Company expects to complete this review in the third quarter of 2016.

The LastPass stock purchase agreement obligates the Company to make additional contingent and retention-based bonus payments totaling up to $12.5 million to employees and former LastPass stockholders now employed by the Company on the first and second anniversaries of the acquisition date, contingent upon their continued employment and, for the first anniversary payment only, the achievement of certain bookings goals. The Company has concluded that the contingent payment arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met. The stock purchase agreement also includes non-retention based payments of $2.5 million to LastPass stockholders which are contingent on the achievement of certain bookings goals, which the Company has concluded is contingent consideration and is being accounted for as part of the purchase price. This contingent consideration liability was recorded at its fair value of $2.0 million at the acquisition date. The Company assesses the probability of the bookings goals being met and at what level each reporting period. As of June 30, 2016, the contingent consideration liability was $2.5 million.

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

Unaudited Pro Forma Financial Information

	Three Months Ended June 30, 2015		Six Months Ended June 30, 2015
	Pro Forma	As Reported	Pro Forma	As Reported
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenue	$68,059	$64,834	$132,045	$125,943
Net income	$1,518	$2,388	$899	$2,760
Earnings per share—Basic	$0.06	$0.10	$0.04	$0.11
Earnings per share—Diluted	$0.06	$0.09	$0.04	$0.11

5. Goodwill and Intangible Assets

There was no change in the carrying amount of goodwill for the six months ended June 30, 2016.

Intangible assets consist of the following (in thousands):

		December 31, 2015			June 30, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets:
Trade names and trademarks	1-11 years	$3,806	$824	$2,982	$3,806	$890	$2,916
Customer relationships	5-8 years	29,129	4,089	25,040	29,129	6,655	22,474
Customer backlog	4 months	120	120	—	120	120	—
Domain names	5 years	915	665	250	915	731	184
Software	4 years	299	299	—	299	299	—
Completed technology	3-9 years	46,503	6,893	39,610	46,503	9,182	37,321
Technology and know-how	3 years	3,176	3,176	—	3,176	3,176	—
Documented know-how	4 years	280	127	153	280	162	118
Non-Compete agreements	5 years	162	114	48	162	138	24
Internally developed software	3 years	6,754	3,247	3,507	7,469	4,209	3,260

		$91,144	$19,554	$71,590	$91,859	$25,562	$66,297

The Company capitalized $0.7 million and $0.3 million during the three months ended June 30, 2015 and 2016, respectively, and $1.7 million and $0.7 million during the six months ended June 30, 2015 and 2016, respectively, of costs related to internally developed computer software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services.

The Company is amortizing its intangible assets over the estimated lives noted above based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. The intangible assets have estimated useful lives which range from four months to eleven years. Amortization expense for intangible assets was $1.3 million and $2.9 million for the three months ended June 30, 2015 and 2016, respectively, and $2.5 million and $6.0 million for the six months ended June 30, 2015 and 2016, respectively. Amortization relating to software, completed technology, technology and know-how, documented know-how and internally developed software is recorded within cost of revenues and the amortization of trade name and trademark, customer relationships, customer backlog, domain names and non-compete agreements is recorded within operating expenses.

Future estimated amortization expense for intangible assets at June 30, 2016 is as follows (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2016 (Six months ending December 31)	$5,800
2017	11,592
2018	11,142
2019	8,425
2020	7,616
Thereafter	21,722

Total	$66,297

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2015	June 30, 2016
Marketing programs	$4,323	$6,029
Payroll and payroll-related liabilities	18,239	15,638
Professional fees	1,944	2,855
Other accrued liabilities	7,168	8,550

Total accrued liabilities	$31,674	$33,072

7. Income Taxes

For the three months ended June 30, 2015 and 2016, the Company’s effective tax rate was 17%, or $0.5 million, on pre-tax earnings of $2.9 million and 19%, or $0.6 million, on pre-tax earnings of $3.1 million, respectively. For the six months ended June 30, 2015 and 2016, the Company’s effective tax rate was 17%, or $0.5 million, on pre-tax earnings of $3.3 million, and 19%, or $0.3 million, on pre-tax earnings of $1.8 million, respectively. The effective income tax rates for the six months ended June 30, 2015 and 2016 are lower than the U.S. federal statutory rate of 35% primarily due to profits earned in certain foreign jurisdictions, primarily the Company’s Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate.

As of December 31, 2015 and June 30, 2016, the Company maintained a full valuation allowance related to the deferred tax assets of its Hungarian subsidiary. This entity has historical losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable.

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

In connection with a tax audit of a foreign subsidiary, the Company received an assessment in the second quarter of 2016 challenging a tax position taken by the entity. The Company believes that it is more likely than not that its position will be upheld. If the Company’s position is not upheld, its potential liability could be up to $2 million.

Although the Company believes its tax estimates are appropriate, the final determination of tax audits could result in material changes in its estimates. The Company has recorded a liability related to uncertain tax positions of $0.9 million and $1.1 million as of December 31, 2015 and June 30, 2016, respectively. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company recognized $7,000 and $15,000 of interest expense for the six months ended June 30, 2015 and 2016, respectively.

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

For the three months ended June 30, 2015 and 2016, the Company repurchased 156,000 and 206,785 shares of its common stock at an average price of $61.97 and $53.05 per share for a total cost of $9.7 million and $11.0 million, respectively. For the six months ended June 30, 2015 and 2016, the Company repurchased 249,400 and 370,912 shares of its common stock at an average price of $59.07 and $52.13 per share for a total cost of $14.7 million and $19.3 million, respectively. At June 30, 2016, $37.0 million remained available under the Company’s share repurchase program.

9. Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. The Company awards restricted stock units as the principal equity incentive award. Restricted stock units with time-based vesting conditions generally vest over a three-year period while restricted stock units with market-based vesting conditions generally vest over two or three-year periods. Until 2012, the Company generally granted stock options as the principal equity incentive award. Options generally vest over a four-year period and expire ten years from the date of grant. Certain stock-based awards provide for accelerated vesting if the Company experiences a change in control. As of June 30, 2016, there were 3.4 million shares available for grant under the 2009 Plan.

The following table summarizes stock option activity (shares and intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	768	$30.74	5.4	$27,942

Granted	—	—
Exercised	(239)	23.29		$8,489

Forfeited	(2)	21.63

Outstanding, June 30, 2016	527	$34.17	5.3	$15,404

Exercisable at December 31, 2015	598	$30.54	5.0	$21,881

Exercisable at June 30, 2016	463	$35.05	5.0	$13,152

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $67.10 per share on December 31, 2015 and $63.43 per share on June 30, 2016 or at time of exercise and the exercise price of the options.

During the three and six months ended June 30, 2016, the Company granted 358,704 and 644,398 restricted stock units, respectively, of which 341,704 and 589,898 have time-based vesting conditions and 17,000 and 54,500 have market-based vesting conditions, respectively. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date closing price of the underlying shares. The Company recognizes the expense on a straight-line basis over the requisite service period of the restricted stock unit, which is generally three years. An additional 9,200 market-based restricted stock units were earned and issued during the three months ended June 30, 2016.

In August 2013, May 2014, May 2015, February 2016 and May 2016, the Company granted to certain key executives restricted stock unit awards with market-based vesting conditions, which are tied to the individual executive’s continued employment with the Company throughout the applicable performance period and the level of the Company’s achievement of a pre-established relative total shareholder return, or TSR, goal, as measured over an applicable performance period ranging from two to three years as compared to the TSR realized for that same period by the Russell 2000 Index (the “TSR Units”). The target number of shares underlying the February 2016 and May 2016 TSR Units is 37,500 and 17,000 shares, respectively, but the actual number of shares that may be earned under these TSR Units can range from 0% to 200% of the target number of shares awarded, or up to 75,000 and 34,000 shares, respectively, based on the Company’s level of achievement of its relative TSR goal for the applicable performance period. Compensation cost for TSR Units is recognized on a straight-line basis over the requisite service period and is recognized regardless of the actual number of awards that are earned based on the market condition.

The assumptions used in the Monte Carlo simulation model include (but are not limited to) the following:

	February 2016 Grant	May 2016 Grant
Risk-free interest rate	0.89%	1.02%
Volatility	40%	37%

The following table summarizes restricted stock unit activity, including performance-based TSR Units (shares in thousands):

	Number of shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2016	1,438	$54.37
Restricted stock units granted	654	58.29
Restricted stock units vested	(479)	46.06
Restricted stock units forfeited	(56)	55.01

Unvested as of June 30, 2016	1,557	$58.54

The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Cost of revenue	$464	$690	$818	$1,238
Research and development	1,530	1,728	2,858	3,226
Sales and marketing	2,825	4,651	4,855	8,478
General and administrative	2,895	2,667	4,036	5,386

	$7,714	$9,736	$12,567	$18,328

As of June 30, 2016, there was $68.5 million of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock awards which are expected to be recognized over a weighted average period of 2.2 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

10. Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in the United States, Hungary, Australia, the United Kingdom, Ireland and India that expire at various dates through 2028.

In December 2015, the Company amended its current lease for its Budapest, Hungary office space to provide for an expansion of leased space and to extend the term of the lease. The term of the amended lease began in June 2016 and extends through June 2021. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $8.3 million (EUR 7.5 million). The lease agreement required a bank guarantee of $0.5 million (EUR 0.5 million). The bank guarantee is classified as restricted cash.

In December 2014, the Company entered into a lease for new office space in Boston, Massachusetts which began in December 2015 and extends through June 2028. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $47.0 million. Pursuant to the terms of the lease, the landlord was responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements will be billed by the landlord to the Company as additional rent. These excess costs total $3.4 million, all of which were paid as of June 30, 2016. The lease required a security deposit of $3.3 million in the form of an irrevocable, unsecured standby letter of credit. The lease includes an option to extend the original term of the lease for two successive five year periods.

Rent expense under all leases was $1.9 million and $3.0 million for the three months ended June 30, 2015 and 2016, respectively, and $3.8 million and $5.9 million for the six months ended June 30, 2015 and 2016, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. The aggregate hosting fees incurred under these arrangements totaled $1.6 million and $2.4 million for the three months ended June 30, 2015 and 2016, respectively and $3.0 million and $4.6 million for the six months ended June 30, 2015 and 2016, respectively.

Future minimum lease payments under non-cancelable operating leases including commitments associated with the Company’s hosting services arrangements are approximately as follows at June 30, 2016 (in thousands):

Years Ending December 31
2016 (Six months ending December 31)	$9,146
2017	13,376
2018	11,054
2019	10,917
2020	10,686
Thereafter	45,329

Total minimum lease payments	$100,508

Litigation — The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

On April 24, 2015, the Company entered into a Settlement Agreement with Sensory Technologies, LLC, or Sensory, whereby Sensory agreed to assign its JOIN® trademark to the Company and the parties agreed to mutually release each other from any and all claims related to the complaint filed by Sensory against the Company in the U.S. District Court for the Southern District of Indiana on August 26, 2014. In the second quarter of 2015, the Company paid Sensory a one-time fee of $8.3 million, $4.7 million of which was reimbursed by the Company’s insurance provider, in connection with the Settlement Agreement. The Company believed that the JOIN® trademark had de minimis value and therefore expensed $3.6 million in the first quarter of 2015 as legal settlement expense, which was paid in the second quarter of 2015.

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

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments and changes in unrealized losses and gains (net of tax) on marketable securities. For the purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to reinvest permanently undistributed earnings of its foreign subsidiaries. Accumulated other comprehensive loss is reported as a component of stockholders’ equity and, as of December 31, 2015 and June 30, 2016, was comprised of cumulative translation adjustment losses of $5.2 million and $5.3 million, respectively, and unrealized losses (net of tax) on marketable securities of $27,000 and unrealized gains (net of tax) of $0.1 million, respectively. There were no material reclassifications to earnings in the six months ended June 30, 2016.

12. Credit Facility

On February 18, 2015, the Company entered into a multi-currency credit agreement with a syndicate of banks, financial institutions and other lending entities (the “Credit Agreement”), pursuant to which a secured revolving credit facility of up to $100.0 million in the aggregate was made available to the Company. On January 22, 2016, the Company entered into the First Amendment to the Credit Agreement, pursuant to which the Company exercised its option to increase the credit facility to up to $150.0 million in the aggregate with the existing lenders and an additional lender and amended the Credit Agreement to provide the Company with an option to further increase the credit facility by an additional $50.0 million, which, if exercised, would provide the Company with access to a secured revolving credit facility of up to $200.0 million. The credit facility is available to the Company on a revolving basis during the period from February 18, 2015 through February 18, 2020. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and costs in the case of Eurodollar rate loans. The Company repaid $7.5 million in both March and April 2016 reducing its outstanding debt balance from $60.0 million to $45.0 million as of June 30, 2016. On July 22, 2016, the Company repaid an additional $7.5 million of outstanding borrowings. The Company and its subsidiaries expect to use the credit facility for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital.

Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company as described below. As of June 30, 2016, the annual rate on the $45.0 million revolving loan was 2.0% and was renewed at 2.0% on July 21, 2016. The average interest rate on borrowings outstanding for the period ending June 30, 2016 was 1.96%. The quarterly commitment fee on the undrawn portion of the credit facility ranges from 0.20% to 0.30% per annum, based upon the Company’s total leverage ratio. As of June 30, 2016, the fair value of the credit facility approximated its book value.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, change the nature of its business, make investments and acquisitions, pay dividends or make distributions, or enter into certain transactions with affiliates, in each case subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Credit Agreement. The Credit Agreement also imposes limits on capital expenditures of the Company and its subsidiaries and requires the Company to maintain a maximum total leverage ratio (not greater than 2.75:1.00) and a minimum interest coverage ratio (not less than 3.00:1.00), each as further defined in the Credit Agreement. As of June 30, 2016, the total leverage ratio was 0.59:1.00, the minimum interest coverage ratio was 70.8:1.00 and the Company was in compliance with all financial and operating covenants of the Credit Agreement.

Any failure to comply with the financial or operating covenants of the Credit Agreement would prevent the Company from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility.

As of June 30, 2016, the Company had $1.0 million of origination costs recorded in other assets. The Company incurred $1.0 million of origination costs for the period ending December 31, 2015 in connection with entering into the Credit Agreement. The Company incurred an additional $0.3 million of origination costs in connection with the First Amendment to the Credit Agreement for the period ending June 30, 2016. As permitted by FASB issued ASU 2015-15, the Company has elected to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the credit facility.

13. Subsequent Events

On July 26, 2016, the Company announced the signing of a definitive merger agreement with Citrix Systems, Inc. for the Company to combine with Citrix Systems, Inc.’s GoTo business in a Reverse Morris Trust transaction. Following the transaction, Citrix Systems, Inc.’s equity will own approximately 50.1% of all outstanding shares of the Company on a fully diluted basis, while the Company’s existing stockholders will own approximately 49.9%. While the final value of the transaction will be determined at closing, based on the Company’s stock price and outstanding shares and equity grants as of July 25, 2016, the value of the transaction is approximately $1.8 billion. The transaction, which has been unanimously approved by the Board of Directors of Citrix Systems, Inc. and the Company, is expected to be tax-free to Citrix Systems, Inc. and its stockholders for U.S. federal income tax purposes.

The issuance of shares by the Company in connection with the transaction requires approval by the Company’s stockholders and is subject to certain regulatory approvals and other customary closing conditions, including receipt of opinions of counsel with respect to the tax-free nature of the proposed transaction. The transaction is expected to close during the first quarter of 2017. If the merger agreement is terminated under certain circumstances the Company may be required to pay Citrix Systems, Inc. a termination fee of $62 million or may under other circumstances be required to reimburse Citrix Systems, Inc. up to $10 million for certain expenses in connection with the merger.

The Company expects to incur significant one-time costs in connection with the merger during the remainder of 2016 and into 2017, including approximately $16 million of transaction-related fees and expenses, including legal, accounting and other professional fees and transition and integration-related expenses expected to be incurred over the second half of 2016.

On July 26, 2016, the Company also announced that its Board of Directors declared a cash dividend of $0.50 per share of common stock. The dividend is payable to the Company’s stockholders of record as of August 8, 2016, and is expected to be paid on August 26, 2016. Although the Company has not adopted any plan or policy relating to paying dividends, the Company further announced that it intends to declare and pay two additional cash dividends, as permitted by the merger agreement. One dividend is expected to be declared and paid prior to the consummation of the transaction and the other dividend would be expected to be declared and paid in connection with the consummation of the transaction, subject to the merger agreement being in effect and the consummation of the transaction contemplated thereby.

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

We offer both free and fee-based, or premium, subscription software services. Sales of our premium subscription software services are generated through word-of-mouth referrals, web-based advertising, online search, off-line advertising, broadcast advertising, the conversion of free users and expiring free trials to paid subscriptions and direct marketing to new and existing customers. We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers, customer service centers, original equipment manufacturers, or OEMs, and consumers and to a lesser extent, from the delivery of professional services primarily related to our Internet of Things business. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium subscription software services to which our paying customers subscribe. For the six months ended June 30, 2016, we generated revenues of $163.0 million, compared to $125.9 million for the six months ended June 30, 2015, an increase of 29%. Revenue from LastPass, which we acquired in the fourth quarter of 2015, was $8.2 million for the six months ended June 30, 2016.

We reported GAAP net income of $2.8 million and $1.4 million for the six months ended June 30, 2015 and 2016, respectively. We continued to generate strong cash flows from operations of $58.6 million and $64.0 million for the six months ended June 30, 2015 and 2016, respectively, including contingent retention-based bonus payments of $2.0 million and $4.5 million, respectively. As of June 30, 2016, we had cash, cash equivalents and short-term marketable securities of $225.4 million, an increase of $17.0 million from December 31, 2015. During the six months ended June 30, 2016, we repaid $15.0 million of the $60.0 million borrowed under our credit facility in October 2015 to fund our acquisition of LastPass. On July 22, 2016, we repaid an additional $7.5 million of our outstanding borrowings.

Under our stock repurchase program, shares may be repurchased from time-to-time in the open market, which may include the use of 10b5-1 trading plans, or in privately negotiated transactions, in accordance with applicable securities and stock exchange rules. For the three months ended June 30, 2015 and 2016, we repurchased 156,000 and 206,785 shares of our common stock at an average price of $61.97 and $53.05 per share for a total cost of $9.7 million and $11.0 million, respectively. For the six months ended June 30, 2015 and 2016 we repurchased 249,400 and 370,912 shares of our common stock at an average price of $59.07 and $52.13 per share for a total cost of $14.7 million and $19.3 million, respectively. At June 30, 2016, $37.0 million remained available under our share repurchase program.

On July 26, 2016, we announced the signing of a definitive merger agreement with Citrix Systems, Inc. to combine with Citrix Systems, Inc.’s GoTo business in a Reverse Morris Trust transaction. Following the transaction, Citrix Systems, Inc.’s equity will own approximately 50.1% of all of our outstanding shares on a fully diluted basis, while our existing stockholders will own approximately 49.9%. While the final value of the transaction will be determined at closing, based on our stock price and outstanding shares and equity grants as of July 25, 2016, the value of the transaction is approximately $1.8 billion. The transaction, which has been unanimously approved by our Board of Directors and the Board of Directors of Citrix Systems, Inc. is expected to be tax-free to Citrix Systems, Inc. and its stockholders for U.S. federal income tax purposes.

The issuance of our shares in connection with the transaction requires approval by our stockholders and is subject to certain regulatory approvals and other customary closing conditions, including receipt of opinions of counsel with respect to the tax-free nature of the proposed transaction. The transaction is expected to close during the first quarter of 2017. If the merger agreement is terminated under certain circumstances we may be required to pay Citrix Systems, Inc. a termination fee of $62 million or may under other circumstances be required to reimburse Citrix Systems, Inc. up to $10 million for certain expenses in connection with the merger.

We expect to incur significant one-time costs in connection with the merger during the remainder of 2016 and into 2017, including approximately $16 million of transaction-related fees and expenses, including legal, accounting and other professional fees and transition and integration-related expenses expected to be incurred over the second half of 2016.

On July 26, 2016, we also announced that our Board of Directors declared a cash dividend of $0.50 per share of common stock. The dividend is payable to our stockholders of record as of August 8, 2016, and is expected to be paid on August 26, 2016. Although we have not adopted any plan or policy relating to paying dividends, we further announced that we intend to declare and pay two additional cash dividends, as permitted by the merger agreement. One dividend is expected to be declared and paid prior to the consummation of the transaction and the other dividend would be expected to be declared and paid in connection with the consummation of the transaction, subject to the merger agreement being in effect and the consummation of the transaction contemplated thereby.

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

Sources of Revenue

We derive our revenue primarily from subscription fees for our premium services from enterprise customers, SMBs, IT service providers, mobile carriers, customer service centers, OEMs and consumers and to a lesser extent, from the delivery of professional services primarily related to our Internet of Things business. The majority of our customers subscribe to our services on an annual basis and pay in advance, typically with a credit card, for their subscription. A smaller percentage of our customers subscribe to our services on a monthly basis through either month-to-month commitments or annual commitments that are then paid monthly with a credit card. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period. For the three months ended June 30, 2016, our gross annualized renewal rate was approximately 75%. We calculate our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. In the first quarter of 2016, we increased the price of LogMeIn Pro in conjunction with the addition of cloud storage and password management functionality. LogMeIn Pro customers renewed at lower rates in the quarter which is the primary driver of our overall lower gross annualized renewal rate. We expect our gross renewal rate to remain relatively consistent as we continue to invest in our products, customer support organization, and related retention programs.

Our revenue by service cloud (product grouping) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenues:
Collaboration cloud	$21,055	$28,849	$40,218	$55,597
Identity and Access Management cloud	21,802	29,292	41,999	57,744
Service and Support cloud	21,206	24,451	42,420	48,362
Other	771	674	1,306	1,297

Total revenue	$64,834	$83,266	$125,943	$163,000

Employees

We have increased our number of full-time employees to 1,093 at June 30, 2016 as compared to 1,006 at December 31, 2015 and 916 at June 30, 2015.

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

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, contingent bonus expense related to our acquisitions, rent expense primarily related to our offices in Hungary and Boston, consulting fees associated with outsourced development projects, travel-related costs for development personnel, and depreciation of assets used in development. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Hungary. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized costs of $1.7 million and $0.7 million for the six months ended June 30, 2015 and 2016, respectively, related to internally developed computer software to be sold as a service, which were incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our services but will remain relatively constant as a percentage of revenue.

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

General and Administrative. General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, legal, finance and accounting personnel, professional fees, insurance and other corporate expenses, including acquisition-related expenses. We expect that general and administrative expenses related to personnel, recruiting, internal information systems, audit, accounting and insurance costs will increase in absolute dollars but will remain relatively constant as a percentage of revenue as we continue to support the growth of our business. We expect that acquisition-related expenses will increase over the remainder of 2016 and into 2017 in conjunction with the proposed merger with Citrix Systems Inc.’s GoTo family of products both in absolute dollars and as a percentage of revenue (see Note 13 to the Condensed Consolidated Financial Statements). General and administrative expenses could increase if we incur litigation-related expenses associated with our defense against legal claims.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•	Revenue recognition;

•	Income taxes;

•	Goodwill and acquired intangible assets;

•	Stock-based compensation; and

•	Loss contingencies.

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2016	2015	2016
Revenue	100%	100%	100%	100%
Cost of revenue	13	14	13	14

Gross profit	87	86	87	86

Operating expenses:
Research and development	16	17	15	18
Sales and marketing	54	50	55	51
General and administrative	13	14	12	13
Legal settlements	—	—	3	—
Amortization of acquired intangibles	—	1	1	2

Total operating expenses	83	82	86	84

Income from operations	4	4	1	2
Interest income	—	—	—	—
Interest expense	—	—	—	(1)
Other income (expense), net	—	—	1	—

Income before income taxes	4	4	2	1
Provision for income taxes	—	(1)	—	—

Net income	4%	3%	2%	1%

Three Months Ended June 30, 2015 and 2016

Revenue. Revenue increased $18.4 million, or 28%, from $64.8 million for the three months ended June 30, 2015 to $83.3 million for the three months ended June 30, 2016. This increase was primarily attributable to customers who purchased new, add-on and renewal subscriptions of join.me and existing customers who renewed and received our improved LogMeIn Pro and LogMeIn Central offerings at higher price points. Included in the increase is $4.3 million of revenue related to LastPass.

Cost of Revenue. Cost of revenue increased $2.9 million, or 34%, from $8.5 million for the three months ended June 30, 2015 to $11.4 million for the three months ended June 30, 2016. As a percentage of revenue, cost of revenue was 13% and 14% for the three months ended June 30, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $1.4 million increase in hosting costs associated with managing our data centers and hosting our services as a result of an increase in both the number of customers using our services and the total number of devices that connected to our services. The total increase was also due to a $0.8 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes and a $0.6 million increase in amortization expense associated with acquired intangibles and internally developed software. Included in the increase in personnel-related costs is a $0.2 million increase in stock-based compensation expense.

Research and Development Expenses. Research and development expenses increased $3.8 million, or 37%, from $10.3 million for the three months ended June 30, 2015 to $14.0 million for the three months ended June 30, 2016. As a percentage of revenue, research and development expenses were 16% and 17% for the three months ended June 30, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $1.4 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes as we increased the number of research and development employees to support our overall growth. The total increase was also due to a $0.9 million increase in contingent retention-based bonus expense primarily related to the LastPass acquisition, a $0.4 million increase in rent expense, a $0.3 million decrease in costs related to internally developed computer software to be sold as a service which were incurred during the application development stage and were therefore capitalized rather than expensed, a $0.2 million increase in depreciation expense, a $0.2 million increase in telecommunications expense and a $0.2 million increase in hardware and software maintenance costs. Included in the increase in personnel-related costs is a $0.2 million increase in stock-based compensation expense.

Sales and Marketing Expenses. Sales and marketing expenses increased $7.1 million, or 20%, from $34.6 million for the three months ended June 30, 2015 to $41.7 million for the three months ended June 30, 2016. As a percentage of revenue, sales and marketing expenses were 54% and 50% for the three months ended June 30, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $4.5 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes from the hiring of additional employees to support our growth in sales and to expand our marketing efforts. The total increase was also due to a $0.5 million increase in rent expense, a $0.5 million increase in sales consulting and contractor costs, a $0.4 million increase in hardware and software maintenance costs, a $0.3 million increase in travel-related and department meeting costs, a $0.3 million increase in depreciation expense, a $0.2 million increase in credit card transaction fees related to an increase in e-commerce sales and a $0.2 million increase in marketing programs and consulting costs. Included in the increase in personnel-related costs is a $1.8 million increase in stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses increased $2.8 million, or 32%, from $8.6 million for the three months ended June 30, 2015 to $11.4 million for the three months ended June 30, 2016. As a percentage of revenue, general and administrative expenses were 13% and 14% for the three months ended June 30, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $1.1 million increase in acquisition-related professional fees. The total increase in general and administrative expense was also due to a $0.9 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes as we increased the number of general and administrative employees to support our overall growth, a $0.2 million increase in travel-related and department meeting costs, a $0.2 million adjustment for the fair value of the contingent consideration related to the LastPass acquisition and a $0.2 million increase in non-income taxes. These costs were partially offset by a $0.6 million decrease in legal fees. Included in the increase in personnel-related costs is a $0.2 million decrease in stock-based compensation expense.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $0.3 million and $1.4 million for the three months ended June 30, 2015 and 2016, respectively, primarily related to the intangible assets acquired in the LastPass acquisition in October 2015.

Interest Income. Interest income was $0.2 million for both the three months ended June 30, 2015 and 2016 and was primarily attributable to interest income earned on marketable securities.

Interest Expense. Interest expense was $0.1 million and $0.4 million for the three months ended June 30, 2015 and 2016, respectively, and was primarily associated with interest expense attributable to our credit facility and the amortization of financing fees.

Other Income (Expense), Net. Other income (expense), net was a $0.3 million gain and a $0.1 million loss for the three months ended June 30, 2015 and 2016, respectively, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the quarter.

Income Taxes. We recorded a provision for federal, state and foreign income taxes of $0.5 million on profit before income taxes of $2.9 million and a provision of $0.6 million on profit before income taxes of $3.1 million for the three months ended June 30, 2015 and 2016, respectively, resulting in an effective tax rate of 17% and 19%, respectively. Our effective income tax rates are lower than the U.S. federal statutory rate of 35% primarily due to profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate.

Six Months Ended June 30, 2015 and 2016

Revenue. Revenue increased $37.1 million, or 29%, from $125.9 million for the six months ended June 30, 2015 to $163.0 million for the six months ended June 30, 2016. This increase was primarily attributable to customer purchases of new, add-on and renewal subscriptions of join.me and existing customers who renewed and received our improved LogMeIn Pro and LogMeIn Central offerings at higher price points. Included in the increase is $8.2 million of revenue related to LastPass.

Cost of Revenue. Cost of revenue increased $6.1 million, or 37%, from $16.5 million for the six months ended June 30, 2015 to $22.6 million for the six months ended June 30, 2016. As a percentage of revenue, cost of revenue was 13% and 14% for the six months ended June 30, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $3.2 million increase in hosting costs associated with managing our data centers and hosting our services as a result of an increase in both the number of customers using our services and the total number of devices that connected to our services. The total increase was also due to a $1.5 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes, a $1.3 million increase in amortization expense associated with acquired intangibles and internally developed software, a $0.2 million increase in rent expense and a $0.2 million increase in travel-related and department meetings costs. These costs were partially offset by a $0.4 million decrease in contingent retention-based bonuses related to our acquisitions. Included in the increase in personnel-related costs is a $0.4 million increase in stock-based compensation expense.

Research and Development Expenses. Research and development expenses increased $10.0 million, or 52%, from $19.4 million for the six months ended June 30, 2015 to $29.4 million for the six months ended June 30, 2016. As a percentage of revenue, research and development expenses were 15% and 18% for the six months ended June 30, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $3.0 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes as we increased the number of research and development employees to support our overall growth, a $2.3 million increase in contingent retention-based bonus expense primarily related to the LastPass acquisition and a $1.6 million increase in travel-related and department meetings costs. The total increase was also due to a $0.9 million decrease in costs related to internally developed computer software to be sold as a service which were incurred during the application development stage and were therefore capitalized rather than expensed, a $0.8 million increase in rent expense, a $0.4 million increase in depreciation expense, a $0.3 million increase in hardware and software maintenance costs, a $0.3 million increase in telecommunications expense and a $0.3 million increase in consulting costs. Included in the increase in personnel-related costs is a $0.4 million increase in stock-based compensation expense.

Sales and Marketing Expenses. Sales and marketing expenses increased $14.9 million, or 22%, from $69.0 million for the six months ended June 30, 2015 to $83.9 million for the six months ended June 30, 2016. As a percentage of revenue, sales and marketing expenses were 55% and 51% for the six months ended June 30, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $9.4 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes from the hiring of additional employees to support our growth in sales and to expand our marketing efforts. The total increase was also due to a $1.4 million increase in sales consulting and contractor costs, a $1.1 million increase in travel-related and department meeting costs, a $1.1 million increase in rent expense, a $0.7 million increase in hardware and software maintenance costs, a $0.6 million increase in depreciation expense, a $0.4 million increase in credit card transaction fees related to an increase in e-commerce sales and a $0.3 million increase in contingent retention-based bonus expense primarily related to the LastPass acquisition. These increases were partially offset by a $0.4 million decrease in marketing programs and consulting costs. Included in the increase in personnel-related costs is a $3.6 million increase in stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses increased $6.3 million, or 41%, from $15.3 million for the six months ended June 30, 2015 to $21.7 million for the six months ended June 30, 2016. As a percentage of revenue, general and administrative expenses were 12% and 13% for the six months ended June 30, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $3.4 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes as we increased the number of general and administrative employees to support our overall growth. The total increase in general and administrative expense was also due to a $1.1 million increase in acquisition-related professional fees, a $0.5 million increase in non-income taxes, a $0.4 million increase in travel-related and department meeting costs, a $0.4 million increase in consulting costs, a $0.5 million adjustment for the fair value of the contingent consideration related to the LastPass acquisition, a $0.2 million increase in rent expense and a $0.2 million increase in employee training costs. These increases were partially offset by a $1.1 million decrease in legal fees. Included in the increase in personnel-related costs is a $1.4 million increase in stock-based compensation expense.

Legal Settlement Expense. Legal settlement expenses were $3.6 million for the six months ended June 30, 2015 and were associated with the Sensory Settlement Agreement (see Note 10 to the Condensed Consolidated Financial Statements). We did not incur legal settlement expenses for the six months ended June 30, 2016.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $0.6 million and $2.7 million for the six months ended June 30, 2015 and 2016, respectively, primarily related to the intangible assets acquired in the LastPass acquisition in October 2015.

Interest Income. Interest income was $0.4 million for both the six months ended June 30, 2015 and 2016 and was primarily attributable to interest income earned on marketable securities.

Interest Expense. Interest expense was $0.2 million and $0.8 million for the six months ended June 30, 2015 and 2016, respectively, and was primarily associated with interest expense attributable to our credit facility and the amortization of financing fees.

Other Income (Expense), Net. Other income (expense), net was a $1.5 million gain and a $0.5 million loss for the six months ended June 30, 2015 and 2016, respectively, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the quarter.

Income Taxes. We recorded a provision for federal, state and foreign income taxes of $0.5 million on profit before income taxes of $3.3 million and a provision of $0.3 million on profit before income taxes of $1.8 million for the six months ended June 30, 2015 and 2016, respectively, resulting in an effective tax rate of 17% and 19%, respectively. Our effective income tax rates are lower than the U.S. federal statutory rate of 35% primarily due to profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods below (in thousands):

	Six Months Ended June 30,
	2015	2016
Net cash provided by operating activities	$58,565	$63,994
Net cash used in investing activities	(8,674)	(9,942)
Net cash used in financing activities	(10,333)	(37,899)
Effect of exchange rate changes on cash and cash equivalents	(4,376)	586

Net increase in cash and cash equivalents	$35,182	$16,739

At June 30, 2016, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $225.4 million, of which $136.4 million was in the United States and $89.0 million was held by our international subsidiaries.

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

Net cash inflows from operating activities during the six months ended June 30, 2016 were mainly attributable to a $26.1 million increase in deferred revenue associated with upfront payments received from our customers, a $3.5 million increase in other long-term liabilities, a $2.5 million increase in accounts payable, a $1.6 million decrease in accounts receivable, our net income of $1.4 million and a $0.9 million decrease in other assets. These cash inflows are partially offset by a $2.3 million increase in prepaid expenses and other current assets. The increase in other long-term liabilities is primarily driven by a $2.8 million increase in contingent retention-based bonuses related to the LastPass acquisition. The decrease in other assets is primarily driven by a $1.0 million decrease in long-term prepaid rent. The increase in prepaid expenses and other current assets is primarily driven by a $1.8 million increase in prepaid software subscription fees and a $0.7 million increase in prepaid marketing costs. Additionally, included in net cash inflows from operating activities are add-backs of non-cash charges, including $18.3 million for stock-based compensation expense, $11.1 million for depreciation and amortization and $0.5 million for the change in fair value of the contingent consideration liability related to the LastPass acquisition. We expect to make $2.7 million in contingent bonus payments associated with our acquisitions over the remaining six months of 2016.

Cash Flows From Investing Activities

Net cash used in investing for the six months ended June 30, 2015 was primarily attributable to payments totaling $6.6 million in property and equipment related to the expansion and upgrade of our data center capacity, our internal IT infrastructure, and our offices. Net cash used in investing activities also related to $1.9 million in intangible asset additions for capitalized costs related to internally developed computer software to be sold as a service which were incurred during the application development stage.

Net cash used in investing activities for the six months ended June 30, 2016 was primarily attributable to purchases of $8.8 million in property and equipment related to the expansion and upgrade of our data center capacity, our internal IT infrastructure and our offices. Net cash used in investing activities was also related to $0.7 million in intangible asset additions for capitalized costs related to internally developed computer software to be sold as a service which were incurred during the application development stage.

Cash Flows From Financing Activities

Net cash used in financing activities for the six months ended June 30, 2015 was primarily related to $14.7 million for the purchase of treasury stock pursuant to our share repurchase program, the payment of $6.9 million for payroll taxes related to vesting of restricted stock units, and the payment of $0.8 million in deferred financing costs. These payments were offset by $12.3 million in proceeds received from the issuance of common stock upon exercise of stock options.

Net cash used in financing activities for the six months ended June 30, 2016 related to the purchase of $19.3 million of treasury stock pursuant to our share repurchase program, the repayment of $15.0 million related to our credit facility, the payment of $8.6 million for payroll taxes related to vesting of restricted stock units and the payment of $0.3 million in deferred financing costs. These payments were partially offset by $5.4 million in proceeds received from the issuance of common stock upon exercise of stock options. We expect to make $2.5 million in contingent non-retention based payments associated with our acquisition of LastPass over the remaining six months of 2016.

We also have available a multi-currency credit facility with a syndicate of banks, financial institutions and other lending entities that provides for a secured revolving line of credit of up to $150 million, which may be increased by an additional $50 million subject to further commitment from the lenders. The credit facility matures on February 18, 2020 and includes certain financial covenants with which we must comply. We expect to use the credit facility for general corporate purposes, including the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital (see Note 12 to our Condensed Consolidated Financial Statements for additional details). As of June 30, 2016, we had $45.0 million of outstanding borrowings under the credit facility. On July 22, 2016, we repaid an additional $7.5 million of our outstanding borrowings.

Future Expectations

While we believe that our current cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our working capital and capital expenditure requirements for at least the next twelve months, as well as our acquisition-related fees and expenses related to the proposed merger with Citrix Systems, Inc.’s GoTo family of products and our announced dividends to our stockholders, we may elect to raise additional capital through the sale of additional equity or debt securities or expand our credit facility to develop or enhance our services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If we elect, additional financing may not be available in amounts or on terms that are favorable to us, if at all. If we raise additional funds through the issuance of equity or convertible debt securities, our existing stockholders could suffer significant dilution, and any new equity securities we issue could have rights, preferences and privileges superior to those of holders of our common stock.

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

In addition to our condensed consolidated financial statements prepared in accordance with GAAP, to date, we have considered the following non-GAAP financial measures to be key indicators of our financial performance:

•	“Non-GAAP operating income,” which we define as GAAP income from operations excluding acquisition-related costs and amortization, stock-based compensation expense and litigation-related expenses;

•	“Adjusted EBITDA,” which we define as GAAP net income excluding interest and other (income) expense, net, income tax expense, depreciation and amortization expenses, acquisition-related costs, stock-based compensation expense and litigation-related expenses;

•	“Non-GAAP provision for income taxes,” which we define as GAAP provision for income taxes excluding the tax impact from acquisition-related costs and amortization, stock-based compensation expense and litigation-related expenses;

•	“Non-GAAP net income,” which we define as GAAP net income excluding stock-based compensation expense, litigation-related expense and acquisition-related costs and amortization and the tax effect of the non-GAAP items; and

•	“Non-GAAP earnings per share,” which we define as non-GAAP net income divided by diluted average weighted shares outstanding.

The expenses described below have been excluded from our GAAP results to arrive at our non-GAAP measures, as outlined above:

•	Acquisition-related costs and amortization relate to costs associated with acquisitions of intellectual property and businesses and include related professional service costs (i.e. legal costs, audit and accounting fees), contingent purchase price, contingent retention bonuses and the amortization of acquired intangible assets.

•	Acquisition-related costs relate to costs associated with the acquisitions of intellectual property and businesses and include legal costs, audit and accounting fees and contingent retention-based bonuses.

•	Stock-based compensation expense relates to stock-based compensation awards granted to our executive officers, employees and outside directors.

•	Litigation-related expenses relate to costs associated with the defense and settlement of claims brought against us including intellectual property infringement claims and other material litigation.

•	Depreciation and amortization expenses relate to costs associated with the depreciation and amortization of fixed and intangible assets.

•	Interest and other (income) expense, net relates to the interest earned on outstanding cash balances and marketable securities, interest expense primarily related to our credit facility, as well as realized and unrealized foreign currency gains and losses resulting from multi-currency settlements occurring during the period and period end translation adjustments.

•	Income tax expense relates to the total income tax levied based on GAAP income during the period.

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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Non-GAAP Operating income	2015	2016	2015	2016
GAAP Income from operations	$2,549	$3,360	$1,585	$2,653
Add Back:
Stock-based compensation expense	7,714	9,736	12,567	18,328
Litigation-related expenses	326	—	4,585	35
Acquisition-related costs and amortization	1,991	5,524	4,504	11,284

Non-GAAP Operating income	$12,580	$18,620	$23,241	$32,300

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Adjusted EBITDA	2015	2016	2015	2016
GAAP Net income	$2,388	$2,506	$2,760	$1,433
Add Back:
Stock-based compensation expense	7,714	9,736	12,567	18,328
Litigation-related expenses	326	—	4,585	35
Acquisition-related costs	1,001	3,017	2,529	6,239
Interest and other (income) expense, net	(323)	273	(1,722)	886
Income tax expense	484	581	547	334
Depreciation and amortization expense	3,057	5,260	5,934	10,704

Adjusted EBITDA	$14,647	$21,373	$27,200	$37,959

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Non-GAAP Net income	2015	2016	2015	2016
GAAP Net income	$2,388	$2,506	$2,760	$1,433
Add Back:
Stock-based compensation expense	7,714	9,736	12,567	18,328
Litigation-related expenses	326	—	4,585	35
Acquisition-related costs and amortization	1,991	5,524	4,504	11,284
Less:
Income tax effect of non-GAAP items	(3,358)	(5,030)	(6,842)	(9,279)

Non-GAAP Net income	$9,061	$12,736	$17,574	$21,801

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Non-GAAP Earnings per share	2015	2016	2015	2016
GAAP Diluted earnings per share	$0.09	$0.10	$0.11	$0.06
Add Back:
Stock-based compensation expense	0.30	0.38	0.49	0.71
Litigation-related expenses	0.01	—	0.18	—
Acquisition-related costs and amortization	0.08	0.21	0.18	0.44
Less:
Income tax effect of non-GAAP items	(0.13)	(0.20)	(0.27)	(0.37)

Non-GAAP Earnings per share	$0.35	$0.49	$0.69	$0.84

Shares used in computing diluted non-GAAP earnings per share	25,673	25,828	25,615	25,841

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands) (1)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$94,512	$11,620	$32,243	$19,595	$31,054
Credit facility(2)	45,000	—	45,000	—	—
Hosting service agreements	5,996	5,278	718	—	—

Total	$145,508	$16,898	$77,961	$19,595	$31,054

(1)	Excluded from the table above is $1.1 million related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.
(2)	The credit facility matures in February 2020, when all amounts outstanding will be due and payable. Excluded from the table above are the quarterly commitment fees on the undrawn portion that range from 0.20% to 0.30% per annum and interest payable on any outstanding borrowings.

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

In December 2015, we amended our current lease for our Budapest, Hungary office space to provide for an expansion of leased space and to extend the term of the lease. The term of the amended lease began in June 2016 and extends through June 2021. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $8.3 million (EUR 7.5 million). The lease agreement required a bank guarantee of $0.5 million (EUR 0.5 million). The bank guarantee is classified as restricted cash.

In December 2014, we entered into a lease for new office space in Boston, Massachusetts. The lease term began in December 2015 and will extend through June 2028. The aggregate amount of minimum lease payments to be made over the term of the lease is $47.0 million. Pursuant to the terms of the lease, the landlord was responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements will be billed by the landlord to us as additional rent. These excess costs total $3.4 million, all of which were paid as of June 30, 2016. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable, unsecured standby letter of credit. The lease includes an option to extend the original term of the lease for two successive five year periods.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment, real estate or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for us on January 1, 2018, with early adoption permitted but not earlier than January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our consolidated financial statements.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. We are currently assessing the impact of the adoption of ASU 2016-02 on our consolidated financial statements.

On March 30, 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, and is expected to impact net income, EPS, and the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years, and early adoption is permitted. We are currently assessing the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a majority of our non-U.S. sales are recorded by our Irish subsidiary and as we incur significant operating expenses in our foreign subsidiaries including our Hungarian research and development facilities and our sales and marketing operations in Ireland, the United Kingdom, Australia and India. For the six months ended June 30, 2015 and 2016, 30% and 28%, respectively, of our revenues were generated by our Irish subsidiary and 25% and 22%, respectively, of our operating expenses occurred in our international operations in Hungary, Ireland, the United Kingdom, Australia, India and Brazil.

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

At June 30, 2016, cash and cash equivalents and short-term marketable securities totaled $225.0 million, of which $136.0 million was held in the United States and $89.0 million was held by our international subsidiaries. Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. Our consolidated cash balances were impacted favorably by $0.7 million and unfavorably by $1.6 million for the three months ended June 30, 2015 and 2016, respectively, and unfavorably by $4.4 million and favorably by $0.6 million for the six months ended June 30, 2015 and 2016, respectively, due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro.

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

Interest expense on borrowings under our credit facility is sensitive to changes in interest rates. As of June 30, 2016, we had $45.0 million outstanding under our variable-rate credit facility. On July 22, 2016, we repaid an additional $7.5 million of our outstanding borrowings. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. Interest rates on this loan will be adjusted at each rollover date to the extent such amounts are not repaid. As of June 30, 2016, the annual rate on the loan was 2.0%. If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $0.5 million. This hypothetical change in cash flows and earnings has been calculated based on the borrowings outstanding at June 30, 2016 and a 100 basis point per annum change in interest rate applied over a one-year period.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

We are from time to time subject to various legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on our results of operations or financial condition.

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

RISKS RELATED TO OUR PLANNED MERGER WITH CITRIX’S GOTO BUSINESS

On July 26, 2016, we announced that we, along with Lithium Merger Sub, Inc., our wholly-owned subsidiary, Citrix Systems, Inc., or Citrix, and GetGo, Inc., or GetGo, a wholly-owned subsidiary of Citrix, had entered into an Agreement and Plan of Merger, pursuant to which we will combine with Citrix’s GoTo family of products known as the GoTo Business in a Reverse Morris Trust transaction, which we refer to herein as the Merger. For additional information regarding the Merger, please see our Current Report on Form 8-K filed with the SEC on July 26, 2016. In addition to the “Risks Related to Our Business” provided later in this Quarterly Report on Form 10-Q, we have also identified the following risks related to the Merger:

We may not realize anticipated cost synergies and growth opportunities.

We expect that we will realize cost and revenue synergies, growth opportunities, and other financial and operating benefits as a result of the Merger. Our success in realizing these benefits, and the timing of their realization, depends on the successful integration of the business operations of the GoTo Business with us. Even if we are able to integrate the GoTo Business successfully, we cannot predict with certainty if or when these cost and revenue synergies, growth opportunities and benefits will occur, or the extent to which they actually will be achieved. For example, the benefits from the Merger may be offset by costs incurred in integrating the companies or in obtaining or attempting to obtain regulatory approvals for the Merger. Realization of any benefits and synergies could be affected by the factors described in other risk factors and a number of factors beyond our control, including, without limitation, general economic conditions, further consolidation in the industry in which we operate, increased operating costs and regulatory developments.

The integration of the GoTo Business following the Merger may present significant challenges.

There is a significant degree of difficulty inherent in the process of integrating the GoTo Business with our company. These difficulties include:

•	the integration of the GoTo Business with our current businesses while carrying on the ongoing operations of all businesses;

•	managing a significantly larger company than before the consummation of the Merger;

•	the necessity of coordinating geographically separate organizations;

•	the challenge of integrating the business cultures of both companies, which may prove to be incompatible;

•	creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters;

•	integrating certain information technology, purchasing, accounting, finance, sales, billing, payroll and regulatory compliance systems; and

•	the potential difficulty in retaining key officers and personnel of our company and GoTo.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of our businesses. Members of our or the GoTo Business’ senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage the business of our company or the GoTo Business, serve our existing customers or the customers of the GoTo Business businesses, and develop new products or strategies. If our or the GoTo Business’ senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our or the GoTo Business’ business could suffer.

Our successful or cost-effective integration of the GoTo Business cannot be assured. The failure to do so could have a material adverse effect on our business, financial condition or results of operations after the Merger.

We may fail to obtain the required regulatory approvals in connection with the Merger in a timely fashion, if at all, or regulators may impose burdensome conditions.

We and Citrix are subject to certain antitrust, competition, and communications laws, and the proposed Merger is subject to review and approval by regulators under those laws, including, but not limited to, review and approval by the Antitrust Division of the U.S. Department of Justice under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, the Federal Communications Commission under the Communications Act of 1934, as amended, and the Competition and Markets Authority in the United Kingdom. Although we and Citrix have agreed to use reasonable best efforts to obtain the requisite approvals, there can be no assurance that these regulatory approvals will be obtained. In particular, the requirement to receive the regulatory approvals before the consummation of the transaction could delay the completion of the transactions if, for example, one or more government agencies request additional information from the parties in order to facilitate their review of the transactions. Any delay in the completion of the transactions could diminish the anticipated benefits of the transactions or result in additional transaction costs, loss of revenue or other effects associated with uncertainty about the transactions. In addition, these governmental entities may attempt to condition their approval of the transactions on the imposition of conditions, terms, obligations or restrictions that could have a material adverse effect on us after the transactions, including, but not limited to, our operating results or the value of our common stock. If we agree to any material conditions in order to obtain any approvals required to complete the transaction, the business and results of operations of the combined company may be adversely affected.

Failure to complete the Merger could adversely impact the market price of our common stock as well as our business and operating results.

The consummation of the Merger is subject to numerous conditions, including without limitation (i) the successful spin-off of the GoTo Business from Citrix having taken place in accordance with the Separation Agreement, dated July 26, 2016, by and among us, Citrix and GetGo; (ii) the effectiveness of our registration statement registering our common stock to be issued pursuant to the Merger Agreement, and any other registration statement required in connection with the Merger; (iii) approval of the issuance of our common stock by the requisite vote of our stockholders; and (iv) certain regulatory approvals and receipt of certain customary opinions of legal counsel. There is no assurance that these conditions will be met and that the Merger will be consummated.

If the Merger is not completed for any reason, the price of our common stock may decline to the extent that the market price of our common stock reflects positive market assumptions that the Merger will be completed and the related benefits will be realized. In addition, we and Citrix have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory, printing and financial services fees related to the Merger. These expenses must be paid regardless of whether the Merger is consummated. If the Merger is not consummated because the Merger Agreement is terminated, we may be required under certain circumstances to pay Citrix a termination fee of $62 million or may under other circumstances be required to reimburse Citrix up to $10 million for certain expenses in connection with the Merger.

The announcement and pendency of the Merger could have an adverse effect on our stock price, business, financial condition, results of operations or business prospects.

The announcement and pendency of the Merger could disrupt our businesses in the following ways, among others:

•	customers and other third-party business partners of us or Citrix may seek to terminate and/or renegotiate their relationships with us or Citrix as a result of the Merger, whether pursuant to the terms of their existing agreements with us and/or Citrix or otherwise;

•	the attention of our management may be directed toward the completion of the Merger and related matters and may be diverted from the day-to-day business operations of their respective companies, including from other opportunities that might otherwise be beneficial to us; and

•	current and prospective employees may experience uncertainty regarding their future roles with the combined company, which might adversely affect our ability to retain, recruit and motivate key personnel.

Should they occur, any of these matters could adversely affect our stock price, or otherwise harm our financial condition, results of operations or business prospects.

We will incur significant costs related to the Merger that could have a material adverse effect on our liquidity, cash flows and operating results.

We expect to incur significant one-time costs in connection with the Merger during the remainder of 2016 and into 2017, including approximately $16 million of transaction-related fees and expenses, including legal, accounting and other professional fees and transition and integration-related expenses expected to be incurred over the second half of 2016. While we expect to be able to fund these one-time costs using cash from operations and borrowings under existing and anticipated credit sources, these costs will negatively impact our liquidity, cash flows and results of operations in the periods in which they are incurred.

The Merger may discourage other companies from trying to acquire us before or for a period of time following completion of the Merger.

Certain provisions in our merger agreement with Citrix prohibit us from soliciting any acquisition proposals. If the merger agreement is terminated under circumstances that obligate us to pay Citrix a termination fee, our financial condition will be adversely affected as a result of the payment of the termination fee, which might deter third parties from proposing alternative business combination proposals, including acquisition proposals that might result in greater value to our stockholders than the Merger. In addition, we have entered into a Tax Matters Agreement with GetGo and Citrix which we refer to as the tax matters agreement, certain provisions of which are intended to preserve the tax-free treatment of the separation and the distribution for U.S. federal income tax purposes. These provisions may discourage acquisition proposals for a period of time following the Merger. We expect to issue approximately 27.6 million shares of our common stock on a fully-diluted basis in connection with the Merger. Consequently, we will be a significantly larger company and have significantly more shares of common stock outstanding after the consummation of the Merger, which could make an acquisition of our company more expensive. As a result, some companies may not seek to acquire us.

Under the tax matters agreement, we will be restricted from taking certain actions that could adversely affect the intended U.S. federal income tax treatment of the Merger and certain related transactions consummated in connection with Citrix’s internal restructuring, and such restrictions could significantly impair our and GetGo’s ability to implement strategic initiatives that otherwise would be beneficial.

The tax matters agreement that we have entered into in connection with the proposed merger generally restricts us and GetGo from taking certain actions after the transaction that could adversely affect the intended U.S. federal income tax treatment of the transactions and certain related transactions consummated in connection with Citrix’s internal restructuring. Failure to adhere to these restrictions, including in certain circumstances that may be outside of our control, could result in tax being imposed on Citrix for which we and GetGo could bear responsibility and for which we and GetGo could be obligated to indemnify Citrix. In addition, even if we and GetGo are not responsible for tax liabilities of Citrix under the tax matters agreement, GetGo nonetheless could be liable under applicable tax law for such liabilities if Citrix were to fail to pay such taxes. In each case, our and GetGo’s obligation to indemnify Citrix would not apply if these transactions would otherwise fail to qualify for their intended tax treatment; in such a situation, some or all of these restrictions could become inapplicable. Because of these restrictions in the tax matters agreement, we and GetGo will be restricted from taking certain actions, particularly for the two years following the Merger, including (among other things) the ability to freely issue stock, to make acquisitions and to raise additional equity capital. These restrictions could have a material adverse effect on our liquidity and financial condition, and otherwise could impair our and GetGo’s ability to implement strategic initiatives. In addition, GetGo’s and our indemnity obligation to Citrix might discourage, delay or prevent a change of control that our stockholders may consider favorable.

RISKS RELATED TO OUR BUSINESS

We may be unable to maintain profitability.

We reported net income of $8.0 million and $14.6 million for the years ending December 31, 2014 and 2015, respectively. For the six months ended June 30, 2016, we reported net income of $1.4 million. However, given our operating history, we cannot be certain that we will be able to continue to maintain this profitability in the future. Our growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including, but not limited to, unforeseen expenses, operating difficulties, complications and delays or due to the other risks described in this report. Accordingly, we may not be able to maintain our profitability, and we may incur significant losses for the foreseeable future.

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

There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. We have been, and may in the future be, subject to third party patent infringement or other intellectual property-related lawsuits as we face increasing competition and become increasingly visible. For example, upon the closing of the proposed merger with GetGo, we will assume all liabilities with respect to certain intellectual property-related lawsuits to which Citrix is a party, all of which are currently on appeal. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop a non-infringing technology or enter into license agreements. There can be no assurance that such licenses will be available on acceptable terms and conditions, if at all, and although we have previously licensed proprietary technology, we cannot be certain that the owners’ rights in such technology will not be challenged, invalidated or circumvented. For these reasons and because of the potential for court awards that are difficult to predict, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. In addition, many of our service agreements require us to indemnify our customers from certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. These types of claims could harm our relationships with our customers, deter future customers from subscribing to our services or expose us to further litigation. These costs, monetary or otherwise, associated with defending against third party allegations of infringement could have negative effects on our business, financial condition and operating results.

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

Our credit facility, which consists of a $150 million secured revolving loan (and which may be increased by an additional $50 million if the existing or additional lenders are willing to make such increased commitments) which is available through February 18, 2020, at which time any amounts outstanding will be due and payable in full. As of July 22, 2016, we had $37.5 million of outstanding borrowings under the credit facility. We may wish to borrow additional amounts under the facility in the future for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital.

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

We rely on a combination of copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our proprietary rights, all of which provide only limited protection. In addition, we have fifteen issued patents and seventeen patents pending, and we are in the process of filing additional patents. We cannot assure you that any patents will issue from our currently pending patent applications in a manner that gives us the protection that we seek, if at all, or that any future patents issued to us will not be challenged, invalidated or circumvented. Any patents that may issue in the future from pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark or trademark registrations will be issued for pending or future applications or that any registered service marks or trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

During the period from our IPO in July 2009 through July 26, 2016, our common stock has traded as high as $75.42 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. Our corporate governance documents include provisions:

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;

•	controlling the procedures for the conduct and scheduling of Board of Directors and stockholder meetings;

•	providing the Board of Directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;

•	restricting the forum for certain litigation brought against us to Delaware;

•	limiting the determination of the number of directors on our Board of Directors and the filling of vacancies or newly created seats on the board to our Board of Directors then in office; and

•	providing that directors may be removed by stockholders only for cause.

These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The referendum was advisory, and the terms of any withdrawal are subject to a negotiation period that could last at least two years after the government of the United Kingdom formally initiates a withdrawal process. Nevertheless, the referendum has created significant uncertainty about the future relationship between the United Kingdom and the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. The referendum may also give rise to calls for the governments of other European Union member states to consider withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

We did not sell any unregistered securities in the six months ended June 30, 2016.

(b)	Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the six months ended June 30, 2016.

(c)	Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(1)
April 1, 2016 — April 30, 2016	153,872	$50.41	153,872	$40,216,325
May 1, 2016 — May 31, 2016	26,574	$59.13	26,574	$38,644,989
June 1, 2016 — June 30, 2016	26,339	$62.36	26,339	$37,002,387

Total	206,785	$53.05	206,785

(1)	On October 20, 2014, our Board of Directors approved a $75 million share repurchase program. Share repurchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. During the six months ended June 30, 2016, we repurchased 370,912 shares of our common stock.

Item 6.	Exhibits

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

LOGMEIN, INC.

Date: July 27, 2016	By:	/s/ William R. Wagner
William R. Wagner
President & Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2016	By:	/s/ Edward K. Herdiech
Edward K. Herdiech
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.