Form 10-Q
period 2016-09-30
LogMeIn, Inc.
filed 2016-10-28
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 24, 2016, there were 25,486,892 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2015	September 30, 2016

ASSETS
Current assets:
Cash and cash equivalents	$123,143	$146,600
Marketable securities	85,284	70,609
Accounts receivable (net of allowance for doubtful accounts of $274 and $256 as of December 31, 2015 and September 30, 2016, respectively)	16,011	16,210
Prepaid expenses and other current assets	11,997	14,543

Total current assets	236,435	247,962
Property and equipment, net	21,711	25,226
Restricted cash	2,467	2,510
Intangibles, net	71,590	63,712
Goodwill	117,545	117,545
Other assets	5,753	4,736
Deferred tax assets	198	219

Total assets	$455,699	$461,910

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,327	$13,227
Accrued liabilities	31,674	35,937
Deferred revenue, current portion	134,297	159,365

Total current liabilities	176,298	208,529
Long-term debt	60,000	37,500
Deferred revenue, net of current portion	2,692	4,294
Deferred tax liabilities	5,812	6,967
Other long-term liabilities	3,086	8,138

Total liabilities	247,888	265,428

Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value — 5,000 shares authorized, 0 shares outstanding as of December 31, 2015 and September 30, 2016	—	—
Equity:
Common stock, $0.01 par value - 75,000 shares authorized; 27,540 and 28,322 shares issued as of December 31, 2015 and September 30, 2016, respectively; 25,130 and 25,496 outstanding as of December 31, 2015 and September 30, 2016, respectively	275	283
Additional paid-in capital	276,793	300,162
Retained earnings	21,074	9,150
Accumulated other comprehensive loss	(5,216)	(5,199)
Treasury stock, at cost - 2,410 and 2,826 shares as of December 31, 2015 and September 30, 2016, respectively	(85,115)	(107,914)

Total equity	207,811	196,482

Total liabilities and equity	$455,699	$461,910

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Revenue	$69,573	$85,103	$195,516	$248,103
Cost of revenue	8,678	11,485	25,195	34,121

Gross profit	60,895	73,618	170,321	213,982

Operating expenses
Research and development	10,379	14,161	29,758	43,571
Sales and marketing	33,929	39,628	102,919	123,533
General and administrative	8,457	18,694	23,771	40,350
Legal settlements	—	—	3,600	—
Amortization of acquired intangibles	286	1,363	844	4,103

Total operating expenses	53,051	73,846	160,892	211,557

Income (loss) from operations	7,844	(228)	9,429	2,425
Interest income	177	177	529	546
Interest expense	(109)	(335)	(261)	(1,094)
Other (expense) income	(540)	(180)	981	(676)

Income (loss) before income taxes	7,372	(566)	10,678	1,201
Provision for income taxes	(1,809)	(91)	(2,355)	(425)

Net income (loss)	$5,563	$(657)	$8,323	$776

Net income (loss) per share:
Basic	$0.22	$(0.03)	$0.34	$0.03
Diluted	$0.22	$(0.03)	$0.32	$0.03
Weighted average shares outstanding:
Basic	24,955	25,401	24,733	25,230
Diluted	25,768	25,401	25,678	26,009

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016

Net income (loss)	$5,563	$(657)	$8,323	$776

Other comprehensive (loss) gain:
Net unrealized gains (losses) on marketable securities, (net of tax provision of $5 and tax benefit of $33 for the three months ended September 30, 2015 and 2016; and net of tax provision of $62 and $27 for the nine months ended September 30, 2015 and 2016)	10	(58)	109	47
Net translation (losses) gains	(41)	172	(1,342)	(30)

Total other comprehensive (loss) gain	(31)	114	(1,233)	17

Comprehensive income (loss)	$5,532	$(543)	$7,090	$793

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2015	2016
Cash flows from operating activities
Net income	$8,323	$776
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	19,235	27,327
Depreciation and amortization	9,232	16,076
Amortization of premium on investments	239	357
Change in fair value of contingent consideration liability	—	502
Amortization of debt issuance costs	132	218
Provision for bad debts	52	31
Income tax expense from the exercise of stock options	(216)	—
Other, net	15	2
Changes in assets and liabilities:
Accounts receivable	1,931	(79)
Prepaid expenses and other current assets	(2,873)	(1,552)
Other assets	(282)	1,188
Accounts payable	3,021	4,705
Accrued liabilities	(2,822)	4,176
Deferred revenue	34,850	25,420
Other long-term liabilities	1,177	4,943

Net cash provided by operating activities	72,014	84,090

Cash flows from investing activities
Purchases of marketable securities	(57,170)	(35,609)
Proceeds from sale or disposal or maturity of marketable securities	72,042	50,000
Purchases of property and equipment	(10,922)	(12,629)
Intangible asset additions	(2,435)	(1,037)
Cash paid for acquisition	—	(61)
Decrease (increase) in restricted cash and deposits	1,488	(30)

Net cash provided by investing activities	3,003	634

Cash flows from financing activities
Repayments of borrowings under credit facility	—	(22,500)
Proceeds from issuance of common stock upon option exercises	15,251	9,443
Income tax benefit from the exercise of stock options	216	—
Payments of withholding taxes in connection with restricted stock unit vesting	(11,148)	(13,432)
Payment of debt issuance costs	(977)	(349)
Payment of contingent consideration	(226)	(29)
Dividend paid on common stock	—	(12,700)
Purchase of treasury stock	(14,732)	(22,799)

Net cash used in financing activities	(11,616)	(62,366)

Effect of exchange rate changes on cash and cash equivalents	(3,949)	1,099

Net increase in cash and cash equivalents	59,452	23,457
Cash and cash equivalents, beginning of period	100,960	123,143

Cash and cash equivalents, end of period	$160,412	$146,600

Supplemental disclosure of cash flow information
Cash paid for interest	$2	$763
Cash paid (refunds received) for income taxes	$1,468	$(177)
Noncash investing and financing activities
Acquisition of property and equipment through capital lease	$—	$136
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,269	$890
Fair value of contingent consideration in connection with acquisition, included in accrued liabilities	$27	$2,500

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

On July 26, 2016, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Citrix Systems, Inc., (“Citrix”), and GetGo, Inc., (“GetGo”), a wholly-owned subsidiary of Citrix, pursuant to which the Company will combine with Citrix’s GoTo family of products known as the “GoTo Business” in a Reverse Morris Trust transaction, which is referred to herein as the Merger. Following the Merger, Citrix’s existing stockholders will own approximately 50.1% of the Company’s outstanding shares on a fully diluted basis, while the Company’s existing stockholders will own approximately 49.9% on a fully diluted basis. Based upon the reported closing price of the Company’s common stock on the NASDAQ Global Select Market of $65.31 per share on July 25, 2016, the last trading day before the signing of the Merger Agreement, the estimated total value of the shares to be issued by the Company to Citrix stockholders in the Merger would have been approximately $1.8 billion. Based upon the reported closing price of the Company’s common stock on the NASDAQ Global Select Market of $90.52 per share on September 6, 2016, the estimated total value of the shares to be issued by the Company to Citrix stockholders pursuant to the Merger would have been approximately $2.5 billion. The actual total value of the consideration to be paid by the Company in connection with the Merger will depend on the market price of shares of the Company common stock at the time of the closing of the Merger. The transaction, which has been unanimously approved by the Company’s Board of Directors and the Board of Directors of Citrix, is expected to be generally tax-free to Citrix and its stockholders for U.S. federal income tax purposes.

The consummation of the Merger and its related transactions remain subject to the Company’s stockholders approving the issuance of shares in connection with the Merger, the receipt of certain regulatory approvals and other customary closing conditions, including receipt of opinions of counsel with respect to the tax-free nature of the proposed transaction. On September 26, 2016, the Company announced the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act for the proposed Merger. The transaction is expected to close in the first quarter of 2017. If the Merger Agreement is terminated under certain circumstances, the Company may be required to pay Citrix a termination fee of $62 million or may under other circumstances be required to reimburse Citrix up to $10 million for certain expenses in connection with the Merger.

The Company expects to incur significant one-time costs in connection with the Merger in 2016 and into 2017, including approximately $45 million to $50 million of transaction-related fees and expenses, including legal, accounting and other professional fees and transition and integration-related expenses. During the nine months ended September 30, 2016, the Company incurred $9.8 million of transaction-related and integration-related fees and expenses and expects to incur an additional $9 million of these expenses during the remainder of 2016.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2015 and September 30, 2016, marketable securities consisted of U.S. government agency securities and corporate bonds that have remaining maturities within two years and have an aggregate amortized cost of $85.3 million and $70.6 million, respectively. The securities have an aggregate fair value of $85.3 million and $70.6 million, including $10,000 and $74,000 of unrealized gains and $53,000 and $43,000 of unrealized losses, at December 31, 2015 and September 30, 2016, respectively.

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

For the three and nine months ended September 30, 2015 and 2016, no customers accounted for more than 10% of revenue. As of December 31, 2015 and September 30, 2016, no customers accounted for more than 10% of accounts receivable.

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of December 31, 2015, the fair value of the Company as a whole significantly exceeded the carrying amount of the Company. Through September 30, 2016, no impairments have occurred.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through September 30, 2016, the Company recorded no material impairments.

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country, unless otherwise determined that the United States dollar would serve as a more appropriate functional currency given the economic operations of the entity. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency losses of $0.5 million and gains of $1.0 million for the three and nine months ended September 30, 2015, respectively, and foreign currency losses of $0.2 million and $0.7 million for the three and nine months ended September 30, 2016, respectively, included in other (expense) income in the condensed consolidated statements of operations.

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

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2015 and September 30, 2016, the Company has provided a liability for $0.9 million and $1.3 million, respectively, for uncertain tax positions. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

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

The Company’s revenue by geography (based on customer address) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenues:
United States	$48,721	$60,713	$137,194	$177,440
United Kingdom	5,683	6,530	15,692	19,239
International—all other	15,169	17,860	42,630	51,424

Total revenue	$69,573	$85,103	$195,516	$248,103

The Company’s revenue by service cloud (product grouping) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenues:
Collaboration cloud	$22,930	$30,240	$63,148	$85,837
Identity and Access Management cloud	23,718	30,524	65,718	88,268
Service and Support cloud	22,363	23,871	64,783	72,233
Other	562	468	1,867	1,765

Total revenue	$69,573	$85,103	$195,516	$248,103

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

In the ordinary course of business, the Company enters into agreements with certain customers that contractually obligate the Company to provide indemnifications of varying scope and terms with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements or claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is, in many cases, unlimited. Through September 30, 2016, the Company has not experienced any losses related to these indemnification obligations.

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding during the period and the weighted average number of potential common shares outstanding from the assumed exercise of stock options and the vesting of restricted stock units. For the three months ended September 30, 2016, the Company incurred a net loss and therefore, the effect of the Company’s outstanding common stock equivalents were not included in the calculation of diluted loss per share as they were anti-dilutive. Accordingly, basic and dilutive net loss per share for the period were identical.

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net income (loss) per share because they had an anti-dilutive impact (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Options to purchase common shares	—	418	—	—
Restricted stock units	238	1,473	238	106

Total options and restricted stock units	238	1,891	238	106

For the three months ended September 30, 2016, the Company recorded a net loss of $0.7 million and all outstanding options to purchase common shares and restricted stock units have been excluded from the computation of diluted net loss per share as they had an anti-dilutive impact.

Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2015	2016	2015	2016
Basic:
Net income (loss)	$5,563	$(657)	$8,323	$776

Weighted average common shares outstanding, basic	24,955	25,401	24,733	25,230

Net income (loss) per share, basic	$0.22	$(0.03)	$0.34	$0.03

Diluted:
Net income (loss)	$5,563	$(657)	$8,323	$776

Weighted average common shares outstanding	24,955	25,401	24,733	25,230
Add: Common stock equivalents	813	—	945	779

Weighted average common shares outstanding, diluted	25,768	25,401	25,678	26,009

Net income (loss) per share, diluted	$0.22	$(0.03)	$0.32	$0.03

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

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The purpose of ASU 2016-13 is to require a financial asset measured on the amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The purpose of ASU 2016-15 is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted. The Company adopted this guidance in the third quarter of 2016 and there was no material impact on its consolidated financial statements.

On October 24, 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods and early adoption is permitted. The Company is currently assessing the potential impact of the adoption of ASU 2016-16 on its consolidated financial statements.

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

The following table summarizes the basis used to measure certain of the Company’s financial assets and contingent consideration liability that are carried at fair value (in thousands):

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents — money market funds	$10,138	$—	$—	$10,138
Cash equivalents — bank deposits	—	1	—	1
Short-term marketable securities:
U.S. government agency securities	50,237	17,994	—	68,231
Corporate bond securities	—	17,053	—	17,053
Contingent consideration liability	—	—	2,028	2,028

	Fair Value Measurements at September 30, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents — money market funds	$25,368	$—	$—	$25,368
Short-term marketable securities:
U.S. government agency securities	43,574	9,508	—	53,082
Corporate bond securities	—	17,527	—	17,527
Contingent consideration liability	—	—	2,500	2,500

Bank deposits, corporate bonds and certain U.S. government agency securities are classified within the second level of the fair value hierarchy as the fair value of those assets are determined based upon quoted prices for similar assets.

The Company’s Level 3 liability at September 30, 2016 consists of contingent consideration payable in connection with the October 15, 2015 acquisition of Marvasol, Inc. (d/b/a “LastPass”), as described in Note 4 below. Up to $2.5 million of the LastPass contingent consideration is based on the achievement of certain bookings goals, the fair value of which was estimated at $2.0 million as of December 31, 2015. The fair value of contingent consideration was estimated by applying a probability based model, which utilizes inputs that are unobservable in the market. Changes in the fair value of the contingent consideration liability was reflected in acquisition-related costs in general and administrative expense. The fair value of the LastPass contingent consideration liability of $2.5 million was paid in October 2016. A reconciliation of the beginning and ending Level 3 liability is as follows:

Nine Months Ended September 30, 2016
Balance beginning of period	$2,028
Payments	(30)
Change in fair value of contingent consideration liability	502

Balance end of period	$2,500

4. Acquisitions

In the nine months ended September 30, 2015 and 2016, acquisition-related costs were $3.8 million and $16.9 million, respectively, including $3.4 million and $6.7 million, respectively, of contingent retention-based bonus expense related to the Company’s 2014 and 2015 acquisitions, which are typically earned over the first two years following the acquisition. The Company paid $6.0 million during the nine months ended September 30, 2016 for contingent retention-based bonuses related to the Company’s 2014 and 2015 acquisitions. Included in the nine months ended September 30, 2016 is $9.8 million of acquisition-related costs associated with the proposed Merger.

LastPass

On October 15, 2015, the Company acquired all of the outstanding equity interests in LastPass, a Fairfax, Virginia-based provider of an identity and password management service, for $107.6 million, net of cash acquired, plus contingent payments totaling up to $15.0 million which are expected to be paid over a two year period following the date of acquisition. The operating results of LastPass, which are included in the condensed consolidated financial statements beginning on the acquisition date, are comprised of $5.0 million and $13.2 million of revenue and $6.9 million and $18.0 million of expenses for the three and nine months ended September 30, 2016, including amortization of acquired intangible assets of $1.5 million and $4.7 million, contingent retention-based bonuses of $1.7 million and $5.2 million and a contingent consideration fair value adjustment of $0.5 million for the nine months ended September 30, 2016, respectively.

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

The LastPass stock purchase agreement obligates the Company to make additional contingent and retention-based bonus payments totaling up to $12.5 million to employees and former LastPass stockholders now employed by the Company on the first and second anniversaries of the acquisition date, contingent upon their continued employment and, for the first anniversary payment only, the achievement of certain bookings goals. The Company has concluded that the contingent payment arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met. The stock purchase agreement also includes non-retention based payments of $2.5 million to LastPass stockholders which are contingent on the achievement of certain bookings goals, which the Company has concluded is contingent consideration and is being accounted for as part of the purchase price. This contingent consideration liability was recorded at its fair value of $2.0 million at the acquisition date. The Company assessed the probability of the bookings goals being met and at what level each reporting period. As of September 30, 2016, the contingent consideration liability was $2.5 million and was paid in October 2016.

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

Unaudited Pro Forma Financial Information

	Three Months Ended September 30, 2015		Nine Months Ended September 30, 2015
	Pro Forma	As Reported	Pro Forma	As Reported
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenue	$73,212	$69,573	$205,257	$195,516
Net income	$4,954	$5,563	$5,853	$8,323
Earnings per share—Basic	$0.20	$0.22	$0.24	$0.34
Earnings per share—Diluted	$0.19	$0.22	$0.23	$0.32

5. Goodwill and Intangible Assets

There was no change in the carrying amount of goodwill for the nine months ended September 30, 2016.

Intangible assets consist of the following (in thousands):

		December 31, 2015			September 30, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets:
Trade names and trademarks	1-11 years	$3,806	$824	$2,982	$3,806	$922	$2,884
Customer relationships	5-8 years	29,129	4,089	25,040	29,129	7,925	21,204
Customer backlog	4 months	120	120	—	120	120	—
Domain names	5 years	915	665	250	916	769	147
Software	4 years	299	299	—	299	299	—
Completed technology	3-9 years	46,503	6,893	39,610	46,503	10,324	36,179
Technology and know-how	3 years	3,176	3,176	—	3,176	3,176	—
Documented know-how	4 years	280	127	153	280	180	100
Non-Compete agreements	5 years	162	114	48	162	150	12
Internally developed software	3 years	6,754	3,247	3,507	7,791	4,605	3,186

		$91,144	$19,554	$71,590	$92,182	$28,470	$63,712

The Company capitalized $0.5 million and $0.3 million during the three months ended September 30, 2015 and 2016, respectively, and $2.2 million and $1.0 million during the nine months ended September 30, 2015 and 2016, respectively, of costs related to internally developed computer software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services.

The Company is amortizing its intangible assets over the estimated useful lives noted above based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. Amortization expense for intangible assets was $1.3 million and $2.9 million for the three months ended September 30, 2015 and 2016, respectively, and $3.8 million and $8.9 million for the nine months ended September 30, 2015 and 2016, respectively. Amortization relating to software, completed technology, technology and know-how, documented know-how and internally developed software is recorded within cost of revenues and the amortization of trade name and trademark, customer relationships, customer backlog, domain names and non-compete agreements is recorded within operating expenses.

Future estimated amortization expense for intangible assets at September 30, 2016 is as follows (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2016 (three months ending December 31)	$2,917
2017	11,696
2018	11,249
2019	8,511
2020	7,616
Thereafter	21,723

Total	$63,712

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2015	September 30, 2016
Marketing programs	$4,323	$6,748
Payroll and payroll-related	11,459	11,070
Professional fees	1,782	1,593
Acquisition-related	6,942	8,180
Other accrued liabilities	7,168	8,346

Total accrued liabilities	$31,674	$35,937

Acquisition-related costs include transaction, transition and integration-related fees and expenses and contingent bonus costs.

7. Income Taxes

For the three months ended September 30, 2015 and 2016, the Company recorded a provision of $1.8 million, on pre-tax earnings of $7.4 million and a provision of $0.1 million, on a pre-tax loss of $0.6 million, respectively. For the nine months ended September 30, 2015 and 2016, the Company recorded a provision of $2.4 million, on pre-tax earnings of $10.7 million, and a provision of $0.4 million, on pre-tax earnings of $1.2 million, respectively. The effective income tax rate for the nine months ended September 30, 2015 is lower than the U.S. federal statutory rate of 35% primarily due to profits earned in certain foreign jurisdictions, primarily the Company’s Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the nine months ended September 30, 2016 is higher than the U.S. federal statutory rate of 35% due to the expected non-deductibility of certain transaction costs related to the proposed Merger, partially offset by profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries.

As of December 31, 2015 and September 30, 2016, the Company maintained a full valuation allowance related to the deferred tax assets of its Hungarian subsidiary. This entity has historical losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable.

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

Although the Company believes its tax estimates are appropriate, the final determination of tax audits could result in material changes in its estimates. The Company has recorded a liability related to uncertain tax positions of $0.9 million and $1.3 million as of December 31, 2015 and September 30, 2016, respectively. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company recognized $0 and $21,000 of interest expense for the nine months ended September 30, 2015 and 2016, respectively.

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

For the three months ended September 30, 2016, the Company repurchased 45,562 shares of its common stock at an average price of $75.98 per share for a total cost of $3.5 million. There were no shares repurchased during the three months ended September 30, 2015. For the nine months ended September 30, 2015 and 2016, the Company repurchased 249,400 and 416,474 shares of its common stock at an average price of $59.07 and $54.74 per share for a total cost of $14.7 million and $22.8 million, respectively. At September 30, 2016, $33.5 million remained available under the Company’s share repurchase program.

On July 26, 2016, the Company announced that its Board of Directors declared a special cash dividend of $0.50 per share of common stock, payable to the Company’s stockholders of record as of August 8, 2016. The dividend was paid on August 26, 2016 and totaled $12.7 million. The Company intends to declare and pay two additional special cash dividends of $0.50 per share of common stock, as permitted by the Merger Agreement. On October 27, 2016, the Company announced that the second special cash dividend of $0.50 per share of common stock would be payable on November 22, 2016 to stockholders of record on November 7, 2016. The third dividend is expected to be declared and paid shortly before the consummation of the Merger, subject to the Merger Agreement being in effect. The Merger Agreement also permits the Company to declare additional dividends as follows: (1) in the event the closing of the Merger does not occur on or before March 31, 2017, the Company may pay an additional dividend of $0.50 per share with respect to the completed first quarter of calendar year 2017; (2) in the event the closing of the Merger does not occur on or before June 30, 2017, the Company may pay an additional dividend of $0.50 per share with respect to the completed second quarter of calendar year 2017; and (3) in the event the closing of the Merger does not occur on or before September 30, 2017, the Company may pay an additional dividend of $0.50 per share with respect to the completed third quarter of calendar year 2017.

9. Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. The Company awards restricted stock units as the principal equity incentive award. Restricted stock units with time-based vesting conditions generally vest over a three-year period while restricted stock units with market-based vesting conditions generally vest over two or three-year periods. Until 2012, the Company generally granted stock options as the principal equity incentive award. Options generally vest over a four-year period and expire ten years from the date of grant. Certain stock-based awards provide for accelerated vesting if the Company experiences a change in control. As of September 30, 2016, there were 3.4 million shares available for grant under the 2009 Plan.

The following table summarizes stock option activity (shares and intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	768	$30.74	5.4	$27,942

Granted	—	—
Exercised	(347)	27.19		$13,526

Forfeited	(3)	21.58

Outstanding, September 30, 2016	418	$33.77	5.1	$23,594

Exercisable at December 31, 2015	598	$30.54	5.0	$21,881

Exercisable at September 30, 2016	323	$38.39	5.4	$16,821

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $67.10 per share on December 31, 2015 and $90.39 per share on September 30, 2016, or at time of exercise, and the exercise price of the options.

During the three and nine months ended September 30, 2016, the Company granted 88,270 and 732,688 restricted stock units, respectively, of which 88,270 and 678,188 have time-based vesting conditions and 0 and 54,500 have market-based vesting conditions, respectively. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date closing price of the underlying shares. The Company recognizes the expense on a straight-line basis over the requisite service period of the restricted stock unit, which is generally three years. An additional 27,000 and 36,200 market-based restricted stock units were earned and issued during the three and nine months ended September 30, 2016, respectively.

Since 2013, the Company has granted to certain key executives restricted stock unit awards with market-based vesting conditions, which are tied to the individual executive’s continued employment with the Company throughout the applicable performance period and the level of the Company’s achievement of a pre-established relative total shareholder return, or TSR, goal, as measured over an applicable performance period ranging from two to three years as compared to the TSR realized for that same period by the Russell 2000 Index (the “TSR Units”). In February and March 2016, the Company granted TSR Units with a target number of underlying shares of 37,500 and 17,000, respectively, but the actual number of shares that may be earned under these TSR Units can range from 0% to 200% of the target number of shares awarded, or up to 75,000 and 34,000 shares, respectively, based on the Company’s level of achievement of its relative TSR goal for the applicable performance period. Compensation cost for TSR Units is recognized on a straight-line basis over the requisite service period and is recognized regardless of the actual number of awards that are earned based on the market condition.

The assumptions used in the Monte Carlo simulation model for the 2016 TSR Unit grants include (but are not limited to) the following:

	February 2016 Grant	May 2016 Grant
Risk-free interest rate	0.89%	1.02%
Volatility	40%	37%

The following table summarizes restricted stock unit activity, including performance-based TSR Units (shares in thousands):

	Number of shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2016	1,438	$54.37
Restricted stock units granted	769	62.06
Restricted stock units vested	(644)	46.80
Restricted stock units forfeited	(90)	56.04

Unvested as of September 30, 2016	1,473	$61.31

Included in both restricted stock units granted and vested in the table above are 36,200 TSR Units earned above the target number of underlying shares initially granted.

The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Cost of revenue	$314	$536	$1,132	$1,774
Research and development	1,193	1,476	4,051	4,702
Sales and marketing	3,117	4,398	7,972	12,876
General and administrative	2,044	2,589	6,080	7,975

	$6,668	$8,999	$19,235	$27,327

As of September 30, 2016, there was $65.1 million of total unrecognized share-based compensation cost, net of estimated forfeitures, related to unvested stock awards which are expected to be recognized over a weighted average period of 2.1 years. The total unrecognized share-based compensation cost will be adjusted for future changes in estimated forfeitures.

10. Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in the United States, Hungary, Australia, the United Kingdom, Ireland and India that expire at various dates through 2028.

In December 2015, the Company amended its current lease for its Budapest, Hungary office space to provide for an expansion of leased space and to extend the term of the lease. The term of the amended lease began in June 2016 and extends through June 2021. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $8.4 million (EUR 7.5 million). The lease agreement required a bank guarantee of $0.6 million (EUR 0.5 million). The bank guarantee is classified as restricted cash.

In December 2014, the Company entered into a lease for new office space in Boston, Massachusetts which began in December 2015 and extends through June 2028. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $47.0 million. Pursuant to the terms of the lease, the landlord was responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements were billed by the landlord to the Company as additional rent. These excess costs total $3.4 million, all of which were paid as of September 30, 2016. The lease required a security deposit of $3.3 million in the form of an irrevocable, unsecured standby letter of credit. The lease includes an option to extend the original term of the lease for two successive five year periods.

Rent expense under all leases was $1.8 million and $3.0 million for the three months ended September 30, 2015 and 2016, respectively, and $5.7 million and $8.9 million for the nine months ended September 30, 2015 and 2016, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. The aggregate hosting fees incurred under these arrangements totaled $1.8 million and $2.6 million for the three months ended September 30, 2015 and 2016, respectively and $4.8 million and $7.2 million for the nine months ended September 30, 2015 and 2016, respectively.

Future minimum lease payments under non-cancelable operating and capital leases including commitments associated with the Company’s hosting services arrangements are approximately as follows at September 30, 2016 (in thousands):

Years Ending December 31
2016 (three months ending December 31)	$4,733
2017	15,271
2018	12,202
2019	12,120
2020	11,820
Thereafter	46,470

Total minimum lease payments	$102,616

Litigation — The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

On September 2, 2016, Meetrix IP, LLC (“Meetrix”) filed a complaint against the Company in the U.S. District Court for the Western District of Texas (Case No. 1:16-cv-1034). The complaint, which was served upon the Company on September 22, 2016, alleges that the Company’s join.me service infringes upon U.S. Patent Nos. 9,253,332, 9,094,525 and 8,339,997, each of which are allegedly owned by Meetrix and which Meetrix asserts relate to audio-video conferencing collaboration. The complaint seeks monetary damages in an unspecified amount, attorneys’ fees and costs, and additional relief as is deemed appropriate by the court. The Company believes it has meritorious defenses to these claims and intends to defend the lawsuit vigorously. Given the inherent unpredictability of litigation and the fact that this litigation is still in its early stages, the Company is unable to predict the outcome of this litigation or reasonably estimate a possible loss or range of loss associated with this litigation at this time.

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

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments and changes in unrealized losses and gains (net of tax) on marketable securities. For the purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to reinvest permanently undistributed earnings of its foreign subsidiaries. Accumulated other comprehensive loss is reported as a component of stockholders’ equity and was comprised of cumulative translation adjustment losses of $5.2 million as of December 31, 2015 and September 30, 2016, and unrealized losses (net of tax) on marketable securities of $27,000 and unrealized gains (net of tax) of $19,000, respectively. There were no material reclassifications to earnings in the nine months ended September 30, 2016.

12. Credit Facility

On February 18, 2015, the Company entered into a multi-currency credit agreement with a syndicate of banks, financial institutions and other lending entities (the “Credit Agreement”), pursuant to which a secured revolving credit facility of up to $100.0 million in the aggregate was made available to the Company. On January 22, 2016, the Company entered into the First Amendment to the Credit Agreement, pursuant to which the Company exercised its option to increase the credit facility to up to $150.0 million in the aggregate with the existing lenders and an additional lender and amended the Credit Agreement to provide the Company with an option to further increase the credit facility by an additional $50.0 million, which, if exercised, would provide the Company with access to a secured revolving credit facility of up to $200.0 million. The credit facility is available to the Company on a revolving basis during the period from February 18, 2015 through February 18, 2020. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and costs in the case of Eurodollar rate loans. The Company repaid $7.5 million in March, April and July 2016 reducing its outstanding debt balance from $60.0 million to $37.5 million as of September 30, 2016. On October 24, 2016, the Company repaid an additional $7.5 million of outstanding borrowings. The Company and its subsidiaries expect to use the credit facility for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital.

Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company as described below. As of September 30, 2016, the annual rate on the $37.5 million revolving loan was 2.06% and was renewed at 2.06% on October 24, 2016. The average interest rate on borrowings outstanding for the period ending September 30, 2016 was 1.98%. The quarterly commitment fee on the undrawn portion of the credit facility ranges from 0.20% to 0.30% per annum, based upon the Company’s total leverage ratio. As of September 30, 2016, the fair value of the credit facility approximated its book value.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, change the nature of its business, make investments and acquisitions, pay dividends or make distributions, or enter into certain transactions with affiliates, in each case subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Credit Agreement. The Credit Agreement also imposes limits on capital expenditures of the Company and its subsidiaries and requires the Company to maintain a maximum total leverage ratio (not greater than 2.75:1.00) and a minimum interest coverage ratio (not less than 3.00:1.00), each as further defined in the Credit Agreement. As of September 30, 2016, the total leverage ratio was 0.52:1.00, the minimum interest coverage ratio was 71.7:1.00 and the Company was in compliance with all financial and operating covenants of the Credit Agreement.

Any failure to comply with the financial or operating covenants of the Credit Agreement would prevent the Company from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility.

As of September 30, 2016, the Company had $0.9 million of origination costs recorded in other assets. The Company incurred $1.0 million of origination costs for the period ending December 31, 2015 in connection with entering into the Credit Agreement. The Company incurred an additional $0.3 million of origination costs in connection with the First Amendment to the Credit Agreement executed in January 2016. As permitted by FASB issued ASU 2015-15, the Company has elected to present debt issuance costs as an asset and subsequently amortize the deferred debt issuance costs ratably over the term of the credit facility.

13. Subsequent Events

On October 27, 2016, the Company announced that the Board of Directors declared a second special cash dividend of $0.50 per share of common stock (or approximately $12.7 million in the aggregate), as permitted by the Merger Agreement. The dividend will be payable on November 22, 2016 to stockholders of record on November 7, 2016.

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

We offer both free and fee-based, or premium, subscription software services. Sales of our premium subscription software services are generated through word-of-mouth referrals, web-based advertising, online search, off-line advertising, broadcast advertising, the conversion of free users and expiring free trials to paid subscriptions and direct marketing to new and existing customers. We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers, customer service centers, original equipment manufacturers, or OEMs, and consumers and to a lesser extent, from the delivery of professional services primarily related to our Internet of Things business. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium subscription software services to which our paying customers subscribe. For the nine months ended September 30, 2016, we generated revenues of $248.1 million, compared to $195.5 million for the nine months ended September 30, 2015, an increase of 27%. Revenue from LastPass, which we acquired in the fourth quarter of 2015, was $13.2 million for the nine months ended September 30, 2016.

We reported GAAP net income of $8.3 million and $0.8 million for the nine months ended September 30, 2015 and 2016, respectively, which includes the impact of a legal settlement in the first quarter of 2015, our acquisition of LastPass in the fourth quarter of 2015, and transaction-related and integration-related fees and expenses in connection with the proposed Merger (described below) announced early in the third quarter of 2016. Our operating results for the nine months ended September 30, 2015 and 2016 include acquisition-related expenses of $3.8 million and $16.9 million, respectively, amortization of acquired intangible assets of $3.0 million and $7.6 million, respectively, and litigation-related expenses of $4.9 million for the nine months ended September 30, 2015. We continued to generate strong cash flows from operations of $72.0 million and $84.1 million for the nine months ended September 30, 2015 and 2016, respectively. As of September 30, 2016, we had cash, cash equivalents and short-term marketable securities of $217.2 million, an increase of $8.8 million from December 31, 2015. During the nine months ended September 30, 2016, we repaid $22.5 million of the $60.0 million borrowed under our credit facility in October 2015 to fund our acquisition of LastPass, repurchased $22.8 million of our common stock pursuant to our share repurchase program, and paid a cash dividend of $12.7 million to our common stockholders.

On July 26, 2016, we entered into an agreement and plan of merger, which we refer to as the Merger Agreement, with Citrix Systems, Inc., or Citrix, and GetGo, Inc., or GetGo, a wholly-owned subsidiary of Citrix, pursuant to which we will combine with Citrix’s GoTo family of products known as the GoTo Business in a Reverse Morris Trust transaction, which we refer to herein as the Merger. Following the Merger, Citrix’s stockholders will own approximately 50.1% of all of our outstanding shares on a fully diluted basis, while our existing stockholders will own approximately 49.9% of our shares on a fully diluted basis. Based upon the reported closing price of our common stock on the NASDAQ Global Select Market of $65.31 per share on July 25, 2016, the last trading day before signing of the Merger Agreement, the estimated total value of the shares to be issued by us to Citrix stockholders in the Merger would have been approximately $1.8 billion. Based upon the reported closing price of our common stock on the NASDAQ Global Select Market of $90.52 per share on September 6, 2016, the estimated total value of the shares to be issued by us to Citrix stockholders pursuant to the Merger would have been approximately $2.5 billion. The actual total value of the consideration to be paid by us in connection with the Merger will depend on the market price of shares of our common stock at the time of the closing of the Merger. The transaction, which has been unanimously approved by our Board of Directors and the Board of Directors of Citrix is expected to be generally tax-free to Citrix and its stockholders for U.S. federal income tax purposes.

The consummation of the Merger and the related transactions are subject to our stockholders approving the issuance of shares in connection with the Merger, the receipt of certain regulatory approvals and other customary closing conditions, including receipt of opinions of counsel with respect to the tax-free nature of the proposed transaction. On September 26, 2016, we announced the early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act for the proposed Merger. The transaction is expected to close in the first quarter of 2017. If the Merger Agreement is terminated under certain circumstances we may be required to pay Citrix Systems, Inc. a termination fee of $62 million or may under other circumstances be required to reimburse Citrix Systems, Inc. up to $10 million for certain expenses in connection with the Merger.

We expect to incur significant one-time costs in connection with the Merger in 2016 and into 2017, including approximately $45 million to $50 million of transaction, transition, and integration-related fees and expenses, including legal, accounting and other professional fees. During the nine months ended September 30, 2016, we incurred $9.8 million of transaction, transition, and integration-related fees and expenses and we expect to incur an additional $9 million of these expenses during the remainder of 2016.

On July 26, 2016, we also announced that our Board of Directors declared a special cash dividend of $0.50 per share of common stock. The dividend was paid on August 26, 2016 and totaled $12.7 million. We intend to declare and pay two additional special cash dividends of $0.50 per share of common stock, as permitted by the Merger Agreement. On October 27, 2016, we announced that the second special cash dividend of $0.50 per share of common stock would be payable on November 22, 2016 to stockholders of record on November 7, 2016. The third dividend is expected to be declared and paid shortly before the consummation of the Merger, subject to the Merger Agreement being in effect. The Merger Agreement also permits us to declare additional dividends as follows: (1) in the event the closing of the Merger does not occur on or before March 31, 2017, we may pay an additional dividend of $0.50 per share with respect to the completed first quarter of calendar year 2017; (2) in the event the closing of the Merger does not occur on or before June 30, 2017, we may pay an additional dividend of $0.50 per share with respect to the completed second quarter of calendar year 2017; and (3) in the event the closing of the Merger does not occur on or before September 30, 2017, we may pay an additional dividend of $0.50 per share with respect to the completed third quarter of calendar year 2017.

Under our stock repurchase program, shares may be repurchased from time-to-time in the open market, which may include the use of 10b5-1 trading plans, or in privately negotiated transactions, in accordance with applicable securities and stock exchange rules. For the three months ended September 30, 2016, we repurchased 45,562 shares of our common stock at an average price of $75.98 per share for a total cost of $3.5 million. There were no shares repurchased during the three months ended September 30, 2015. For the nine months ended September 30, 2015 and 2016 we repurchased 249,400 and 416,474 shares of our common stock at an average price of $59.07 and $54.74 per share for a total cost of $14.7 million and $22.8 million, respectively. At September 30, 2016, $33.5 million remained available under our share repurchase program.

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

•	There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. We have been, and may in the future be, subject to third party patent infringement or other intellectual property-related lawsuits as we face increasing competition and become increasingly visible. Any adverse determination related to intellectual property claims or litigation could adversely affect our business, financial condition and operating results.

•	The risk of a data security breach or service disruption caused by computer hackers and cyber criminals has increased as the frequency, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our services and systems have been, and may in the future be, the target of various forms of cyber-attacks. While we make significant efforts to maintain the security and integrity of our services and computer systems, our cybersecurity measures and the cybersecurity measures taken by our third-party data center facilities may be unable to anticipate, detect or prevent all attempts to compromise our systems. Any security breach, whether successful or not, could harm our reputation, subject us to lawsuits and other potential liabilities and ultimately could result in the loss of customers.

•	Failure to complete the previously announced Merger could adversely impact the market price of our common stock as well as our business and operating results. This risk, as well as risks associated with the Merger, are identified further in “Risk Factors – Risks Related to the Transactions” of this Quarterly Report on Form 10-Q and elsewhere in this report.

•	We believe that competition will continue to increase. Increased competition could result from existing competitors or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

•	We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.

Sources of Revenue

We derive our revenue primarily from subscription fees for our premium services from enterprise customers, SMBs, IT service providers, mobile carriers, customer service centers, OEMs and consumers and to a lesser extent, from the delivery of professional services primarily related to our Internet of Things business. The majority of our customers subscribe to our services on an annual basis and pay in advance, typically with a credit card, for their subscription. A smaller percentage of our customers subscribe to our services on a monthly basis through either month-to-month commitments or annual commitments that are then paid monthly with a credit card. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period. For the three months ended September 30, 2016, our gross annualized renewal rate was approximately 75%. We calculate our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. We expect our gross renewal rate to remain relatively consistent as we continue to invest in our products, customer support organization, and related retention programs.

Our revenue by service cloud (product grouping) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenues:
Collaboration cloud	$22,930	$30,240	$63,148	$85,837
Identity and Access Management cloud	23,718	30,524	65,718	88,268
Service and Support cloud	22,363	23,871	64,783	72,233
Other	562	468	1,867	1,765

Total revenue	$69,573	$85,103	$195,516	$248,103

Employees

We have increased our number of full-time employees to 1,109 at September 30, 2016 as compared to 1,006 at December 31, 2015 and 964 at September 30, 2015.

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

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, contingent bonus expense related to our acquisitions, rent expense primarily related to our offices in Hungary and Boston, consulting fees associated with outsourced development projects, travel-related costs for development personnel, and depreciation of assets used in development. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Hungary. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized costs of $2.2 million and $1.0 million for the nine months ended September 30, 2015 and 2016, respectively, related to internally developed computer software to be sold as a service, which were incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will increase in absolute dollars as we continue to enhance and expand our services but will remain relatively constant as a percentage of revenue.

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

General and Administrative. General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, legal, finance and accounting personnel, professional fees, insurance and other corporate expenses, including acquisition-related expenses. We expect that general and administrative expenses related to personnel, recruiting, internal information systems, audit, accounting and insurance costs will increase in absolute dollars but will remain relatively constant as a percentage of revenue as we continue to support the growth of our business. We expect that acquisition-related expenses will increase both in absolute dollars and as a percentage of revenue over the remainder of 2016 and into 2017 in conjunction with the Merger. General and administrative expenses could increase if we incur litigation-related expenses associated with our defense against legal claims.

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•	Revenue recognition;

•	Income taxes;

•	Goodwill and acquired intangible assets;

•	Stock-based compensation; and

•	Loss contingencies.

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2016	2015	2016
Revenue	100%	100%	100%	100%
Cost of revenue	12	13	13	14

Gross profit	88	87	87	86

Operating expenses:
Research and development	15	17	15	17
Sales and marketing	49	46	53	50
General and administrative	12	22	12	16
Legal settlements	—	—	2	—
Amortization of acquired intangibles	—	2	—	2

Total operating expenses	76	87	82	85

Income from operations	12	—	5	1
Interest income	—	—	—	—
Interest expense	1	1	—	1
Other income (expense), net	—	—	—	—

Income (loss) before income taxes	11	(1)	5	—
Benefit from income taxes	(3)	—	(1)	—

Net income (loss)	8%	(1)%	4%	—%

Three Months Ended September 30, 2015 and 2016

Revenue. Revenue increased $15.5 million, or 22%, from $69.6 million for the three months ended September 30, 2015 to $85.1 million for the three months ended September 30, 2016. This increase was primarily attributable to customers who purchased new, add-on and renewal subscriptions of join.me and existing customers who renewed and received our improved LogMeIn Pro and LogMeIn Central offerings at higher price points. Included in the increase is $5.0 million of revenue related to LastPass.

Cost of Revenue. Cost of revenue increased $2.8 million, or 32%, from $8.7 million for the three months ended September 30, 2015 to $11.5 million for the three months ended September 30, 2016. As a percentage of revenue, cost of revenue was 12% and 13% for the three months ended September 30, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $1.3 million increase in hosting costs associated with managing our data centers and hosting our services as a result of an increase in both the number of customers using our services and the total number of devices that connected to our services. The total increase was also due to a $0.7 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes and a $0.5 million increase in amortization expense associated with acquired intangibles and internally developed software. Included in the increase in personnel-related costs is a $0.2 million increase in stock-based compensation expense.

Research and Development Expenses. Research and development expenses increased $3.8 million, or 36%, from $10.4 million for the three months ended September 30, 2015 to $14.1 million for the three months ended September 30, 2016. As a percentage of revenue, research and development expenses were 15% and 17% for the three months ended September 30, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $1.3 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes as we increased the number of research and development employees to support our overall growth. The total increase was also due to a $1.0 million increase in contingent retention-based bonus expense primarily related to the LastPass acquisition, a $0.5 million increase in travel-related and department meeting costs, a $0.4 million increase in rent expense, a $0.2 million increase in depreciation expense and a $0.2 million increase in hardware and software maintenance costs. These costs were partially offset by a $0.2 million decrease in consulting costs. Included in the increase in personnel-related costs is a $0.3 million increase in stock-based compensation expense.

Sales and Marketing Expenses. Sales and marketing expenses increased $5.7 million, or 17%, from $33.9 million for the three months ended September 30, 2015 to $39.6 million for the three months ended September 30, 2016. As a percentage of revenue, sales and marketing expenses were 49% and 46% for the three months ended September 30, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $3.5 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes from the hiring of additional employees to support our growth in sales and to expand our marketing efforts. The total increase was also due to a $0.7 million increase in rent expense, a $0.4 million increase in hardware and software maintenance costs, a $0.4 million increase in credit card transaction fees related to an increase in e-commerce sales, a $0.2 million increase in sales consulting and contractor costs and a $0.2 million increase in depreciation expense. Included in the increase in personnel-related costs is a $1.3 million increase in stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses increased $10.2 million, or 121%, from $8.5 million for the three months ended September 30, 2015 to $18.7 million for the three months ended September 30, 2016. As a percentage of revenue, general and administrative expenses were 12% and 22% for the three months ended September 30, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to an $8.4 million increase in acquisition-related professional fees, including transaction, transition and integration-related fees and expenses incurred in connection with the planned Merger. The total increase in general and administrative expense was also due to a $1.6 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes as we increased the number of general and administrative employees to support our overall growth, a $0.2 million increase in consulting costs and a $0.2 million increase in audit and accounting costs. These costs were partially offset by a $0.5 million decrease in legal fees. Included in the increase in personnel-related costs is a $0.5 million increase in stock-based compensation expense.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $0.3 million and $1.4 million for the three months ended September 30, 2015 and 2016, respectively, primarily related to the intangible assets acquired in the LastPass acquisition in October 2015.

Interest Income. Interest income was $0.2 million for the three months ended September 30, 2015 and 2016, and was primarily attributable to interest income earned on marketable securities.

Interest Expense. Interest expense was $0.1 million and $0.3 million for the three months ended September 30, 2015 and 2016, respectively, and was primarily associated with interest expense attributable to our credit facility and the amortization of financing fees.

Other Income (Expense), Net. Other income (expense), net was expense of $0.5 million and $0.2 million for the three months ended September 30, 2015 and 2016, respectively, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the quarter.

Income Taxes. We recorded a provision for federal, state and foreign income taxes of $1.8 million on profit before income taxes of $7.4 million and a provision of $0.1 million on a loss before income taxes of $0.6 million for the three months ended September 30, 2015 and 2016, respectively. The effective income tax rate for the three months ended September 30, 2015 is lower than the U.S. federal statutory rate of 35% primarily due to profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the three months ended September 30, 2016 is higher than the U.S. federal statutory rate of 35% due to the expected non-deductibility of certain transaction costs related to the proposed Merger, partially offset by profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries.

Nine Months Ended September 30, 2015 and 2016

Revenue. Revenue increased $52.6 million, or 27%, from $195.5 million for the nine months ended September 30, 2015 to $248.1 million for the nine months ended September 30, 2016. This increase was primarily attributable to customer purchases of new, add-on and renewal subscriptions of join.me and existing customers who renewed and received our improved LogMeIn Pro and LogMeIn Central offerings at higher price points. Included in the increase is $13.2 million of revenue related to LastPass.

Cost of Revenue. Cost of revenue increased $8.9 million, or 35%, from $25.2 million for the nine months ended September 30, 2015 to $34.1 million for the nine months ended September 30, 2016. As a percentage of revenue, cost of revenue was 13% and 14% for the nine months ended September 30, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $4.5 million increase in hosting costs associated with managing our data centers and hosting our services as a result of an increase in both the number of customers using our services and the total number of devices that connected to our services. The total increase was also due to a $2.2 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes, a $1.9 million increase in amortization expense associated with acquired intangibles and internally developed software, a $0.3 million increase in rent expense, a $0.2 million increase in travel-related and department meetings costs, and a $0.2 million increase in hardware and software maintenance costs. These costs were partially offset by a $0.4 million decrease in contingent retention-based bonuses related to our acquisitions. Included in the increase in personnel-related costs is a $0.5 million increase in stock-based compensation expense.

Research and Development Expenses. Research and development expenses increased $13.8 million, or 46%, from $29.8 million for the nine months ended September 30, 2015 to $43.6 million for the nine months ended September 30, 2016. As a percentage of revenue, research and development expenses were 15% and 17% for the nine months ended September 30, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $4.3 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes as we increased the number of research and development employees to support our overall growth. The total increase was also due to a $3.3 million increase in contingent retention-based bonus expense primarily related to the LastPass acquisition, a $2.1 million increase in travel-related and department meeting costs, a $1.2 million increase in rent expense, a $1.0 million decrease in costs related to internally developed computer software to be sold as a service which were incurred during the application development stage and were therefore capitalized rather than expensed, a $0.6 million increase in depreciation expense, a $0.5 million increase in hardware and software maintenance costs, and a $0.4 million increase in telecommunications expense. Included in the increase in personnel-related costs is a $0.7 million increase in stock-based compensation expense.

Sales and Marketing Expenses. Sales and marketing expenses increased $20.6 million, or 20%, from $102.9 million for the nine months ended September 30, 2015 to $123.5 million for the nine months ended September 30, 2016. As a percentage of revenue, sales and marketing expenses were 53% and 50% for the nine months ended September 30, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $12.9 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes from the hiring of additional employees to support our growth in sales and to expand our marketing efforts. The total increase was also due to a $1.8 million increase in rent expense, a $1.5 million increase in sales consulting and contractor costs, a $1.2 million increase in travel-related and department meeting costs, a $1.1 million increase in hardware and software maintenance costs, a $0.8 million increase in credit card transaction fees related to an increase in e-commerce, a $0.7 million increase in depreciation expense and a $0.4 million increase in contingent retention-based bonus expense primarily related to the LastPass acquisition. These increases were partially offset by a $0.3 million decrease in marketing programs and consulting costs. Included in the increase in personnel-related costs is a $4.9 million increase in stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses increased $16.6 million, or 70%, from $23.8 million for the nine months ended September 30, 2015 to $40.4 million for the nine months ended September 30, 2016. As a percentage of revenue, general and administrative expenses were 12% and 16% for the nine months ended September 30, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $9.8 million increase in acquisition-related professional fees, including transaction, transition, and integration-related fees and expenses incurred in connection with the planned Merger. The total increase was also due to $5.0 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes as we increased the number of general and administrative employees to support our overall growth, a $0.6 million increase in consulting costs, a $0.5 million increase in travel-related and department meeting costs, a $0.4 million increase in rent expense, a $0.3 million increase in audit and accounting costs, a $0.2 million increase in employee training costs and a $0.2 million increase in hardware and software maintenance costs. These increases were partially offset by a $1.5 million decrease in legal fees. Included in the increase in personnel-related costs is a $8.0 million increase in stock-based compensation expense.

Legal Settlement Expense. Legal settlement expenses were $3.6 million for the nine months ended September 30, 2015 and were associated with the Sensory Settlement Agreement (see Note 10 to the Condensed Consolidated Financial Statements). We did not incur legal settlement expenses for the nine months ended September 30, 2016.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $0.8 million and $4.1 million for the nine months ended September 30, 2015 and 2016, respectively, primarily related to the intangible assets acquired in the LastPass acquisition in October 2015.

Interest Income. Interest income was $0.5 million for the nine months ended September 30, 2015 and 2016 and was primarily attributable to interest income earned on marketable securities.

Interest Expense. Interest expense was $0.3 million and $1.1 million for the nine months ended September 30, 2015 and 2016, respectively, and was primarily associated with interest expense attributable to our credit facility and the amortization of financing fees.

Other Income (Expense), Net. Other income (expense), net was income of $1.0 million and expense of $0.7 million for the nine months ended September 30, 2015 and 2016, respectively, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the quarter.

Income Taxes. We recorded a provision for federal, state and foreign income taxes of $2.4 million on profit before income taxes of $10.7 million and a provision of $0.4 million on profit before income taxes of $1.2 million for the nine months ended September 30, 2015 and 2016, respectively. The effective income tax rate for the nine months ended September 30, 2015 is lower than the U.S. federal statutory rate of 35% primarily due to profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the nine months ended September 30, 2016 is higher than the U.S. federal statutory rate of 35% due to the expected non-deductibility of certain transaction costs related to the proposed Merger, partially offset by profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash and cash equivalents for each of the periods below (in thousands):

	Nine Months Ended September 30,
	2015	2016
Net cash provided by operating activities	$72,014	$84,090
Net cash provided by investing activities	3,003	634
Net cash used in financing activities	(11,616)	(62,366)
Effect of exchange rate changes on cash and cash equivalents	(3,949)	1,099

Net increase in cash and cash equivalents	$59,452	$23,457

At September 30, 2016, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $217.2 million, of which $126.1 million was in the United States and $91.1 million was held by our international subsidiaries.

Cash Flows From Operating Activities

Net cash inflows from operating activities during the nine months ended September 30, 2015 were mainly attributable to a $34.9 million increase in deferred revenue associated with upfront payments received from our customers, net income of $8.3 million, a $3.0 million increase in accounts payable, a $1.9 million decrease in accounts receivable and a $1.2 million increase in other long-term liabilities. These cash inflows were partially offset by a $2.9 million increase in prepaid expenses and other current assets and a $2.8 million decrease in accrued liabilities. The decrease in accrued liabilities was primarily driven by bonus payments made in January 2015, which were accrued at December 31, 2014. The increase in prepaid expenses and other current assets was primarily driven by a $1.0 million increase in prepaid software subscription and maintenance fees, and a $0.7 million increase in prepaid marketing costs. Additionally, included in net cash inflows from operating activities are add-backs of non-cash charges, including $19.2 million for stock-based compensation expense and $9.2 million for depreciation of fixed assets and amortization of intangible assets.

Net cash inflows from operating activities during the nine months ended September 30, 2016 were mainly attributable to a $25.4 million increase in deferred revenue associated with upfront payments received from our customers, a $4.9 million increase in other long-term liabilities, a $4.7 million increase in accounts payable, a $4.2 million increase in accrued expenses and a $1.2 million decrease in other assets. These cash inflows were partially offset by a $2.7 million increase in prepaid expenses and other current assets. The increase in other long-term liabilities was primarily driven by a $4.2 million increase in contingent retention-based bonuses related to the LastPass acquisition. Accrued expenses and accounts payable included $8.0 million in acquisition-related professional fees, including transaction, transition, and integration-related fees and expenses. The decrease in other assets was primarily driven by a $1.3 million decrease in long-term prepaid rent. The increase in prepaid expenses and other current assets was primarily driven by a $1.6 million increase in prepaid taxes, a $0.7 million increase in prepaid marketing costs and a $0.3 million increase in prepaid software subscription and maintenance fees. Additionally, included in net cash inflows from operating activities are add-backs of non-cash charges, including $27.3 million for stock-based compensation expense, $16.1 million for depreciation and amortization, $1.1 million in deferred income taxes and $0.5 million for the change in fair value of the contingent consideration liability related to the LastPass acquisition. In the nine months ended September 30, 2016, we paid $6.0 million in acquisition-related contingent retention-based bonuses, and we expect to pay an additional $1.3 million associated with our LastPass acquisition over the remaining three months of 2016.

Cash Flows From Investing Activities

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

Net cash provided by investing activities for the nine months ended September 30, 2016 was primarily attributable to $14.4 million in net proceeds from maturities of marketable securities. These cash inflows were partially offset by purchases of $12.6 million in property and equipment related to the expansion and upgrade of our data center capacity, our internal IT infrastructure and our offices and $1.0 million in intangible asset additions for capitalized costs related to internally developed computer software to be sold as a service which were incurred during the application development stage.

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

Net cash used in financing activities for the nine months ended September 30, 2016 related to the purchase of $22.8 million of treasury stock pursuant to our share repurchase program, the repayment of $22.5 million related to our credit facility, the payment of $13.4 million for payroll taxes related to vesting of restricted stock units and the dividend payment of $12.7 million. These payments were partially offset by $9.4 million in proceeds received from the issuance of common stock upon exercise of stock options.

We also have available a multi-currency credit facility with a syndicate of banks, financial institutions and other lending entities that provides for a secured revolving line of credit of up to $150 million, which may be increased by an additional $50 million subject to further commitment from the lenders. The credit facility matures on February 18, 2020 and includes certain financial covenants with which we must comply. We expect to use the credit facility for general corporate purposes, including the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital (see Note 12 to our Condensed Consolidated Financial Statements for additional details). As of September 30, 2016, we had $37.5 million of outstanding borrowings under the credit facility. On October 24, 2016, we repaid an additional $7.5 million of our outstanding borrowings.

Future Expectations

We believe that our current cash and cash equivalents, together with cash generated from operations, will be sufficient to meet our ongoing operations working capital and capital expenditure requirements, as well as our acquisition-related fees and expenses related to our proposed Merger and our expectation to pay two additional dividends of $0.50 per common share to our stockholders prior to the Merger. We also expect to incur significant one-time costs in connection with the Merger in 2016 and 2017, including approximately $45 million to $50 million of transaction, transition and integration-related fees and expenses, including legal, accounting and other professional fees and expenses, of which $9.8 million has been incurred through September 30, 2016. While we expect to be able to fund our one-time costs using cash from operations and borrowings under existing credit sources, these costs will negatively impact our liquidity, cash flows and result of operations in the periods in which they are incurred.

We may elect to raise additional capital through the sale of additional equity or debt securities or expand our credit facility to develop or enhance our services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If we elect to do so, additional financing may not be available in amounts or on terms that are favorable to us, if at all. Subject to consummation of the Merger, we expect to enter into a credit agreement with Citrix, pursuant to which Citrix will make available to us and other subsidiary borrowers designated by us a revolving credit facility of up to $25.0 million, which may be used by us and our subsidiaries for general corporate purposes. This revolving credit facility will be available to us and our subsidiaries for a period of two years, commencing on the closing date of the Merger.

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

In addition to our condensed consolidated financial statements prepared in accordance with GAAP, to date, we have considered the following non-GAAP financial measures to be key indicators of our financial performance:

•	“Non-GAAP operating income,” which we define as GAAP income (loss) from operations excluding acquisition-related costs and amortization, stock-based compensation expense and litigation-related expenses;

•	“Adjusted EBITDA,” which we define as GAAP net income (loss) excluding interest and other (income) expense, net, income tax expense, depreciation and amortization expenses, acquisition-related costs, stock-based compensation expense and litigation-related expenses;

•	“Non-GAAP provision for income taxes,” which we define as GAAP provision for income taxes excluding the tax impact from acquisition-related costs and amortization, stock-based compensation expense and litigation-related expenses;

•	“Non-GAAP net income,” which we define as GAAP net income (loss) excluding stock-based compensation expense, litigation-related expense and acquisition-related costs and amortization and the tax effect of the non-GAAP items; and

•	“Non-GAAP earnings per share,” which we define as non-GAAP net income divided by diluted average weighted shares outstanding.

The expenses described below have been excluded from our GAAP results to arrive at our non-GAAP measures, as outlined above:

•	Acquisition-related costs and amortization relate to costs associated with acquisitions of intellectual property and businesses and include transaction, transition and integration-related fees and expenses (i.e. legal costs, audit and accounting fees), contingent purchase price, fair value adjustments, contingent retention bonuses and the amortization of acquired intangible assets.

•	Acquisition-related costs relate to costs associated with the acquisitions of intellectual property and businesses and include legal costs, audit and accounting fees and contingent retention-based bonuses.

•	Stock-based compensation expense relates to stock-based compensation awards granted to our executive officers, employees and outside directors.

•	Litigation-related expenses relate to costs associated with the defense and settlement of claims brought against us including intellectual property infringement claims and other material litigation.

•	Depreciation and amortization expenses relate to costs associated with the depreciation and amortization of fixed and intangible assets.

•	Interest and other (income) expense, net relates to the interest earned on outstanding cash balances and marketable securities, interest expense primarily related to our credit facility, as well as realized and unrealized foreign currency gains and losses resulting from multi-currency settlements occurring during the period and period end translation adjustments.

•	Income tax expense relates to the total income tax levied based on GAAP income during the period.

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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Operating income	2015	2016	2015	2016
GAAP Income (loss) from operations	$7,844	$(228)	$9,429	$2,425
Add Back:
Stock-based compensation expense	6,668	8,999	19,235	27,327
Litigation-related expenses	291	—	4,876	35
Acquisition-related costs and amortization	2,300	13,157	6,804	24,441

Non-GAAP Operating income	$17,103	$21,928	$40,344	$54,228

	Three Months Ended September 30,		Nine Months Ended September 30,
Adjusted EBITDA	2015	2016	2015	2016
GAAP Net income (loss)	$5,563	$(657)	$8,323	$776
Add Back:
Stock-based compensation expense	6,668	8,999	19,235	27,327
Litigation-related expenses	291	—	4,876	35
Acquisition-related costs	1,304	10,645	3,833	16,884
Interest and other expense (income), net	472	338	(1,249)	1,224
Income tax expense	1,809	91	2,355	425
Depreciation and amortization expense	3,298	5,372	9,232	16,076

Adjusted EBITDA	$19,405	$24,788	$46,605	$62,747

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Net income	2015	2016	2015	2016
GAAP Net income (loss)	$5,563	$(657)	$8,323	$776
Add Back:
Stock-based compensation expense	6,668	8,999	19,235	27,327
Litigation-related expenses	291	—	4,876	35
Acquisition-related costs and amortization	2,300	13,157	6,804	24,441
Less:
Income tax effect of non-GAAP items	(2,939)	(6,738)	(9,781)	(16,017)

Non-GAAP Net income	$11,883	$14,761	$29,457	$36,562

	Three Months Ended September 30,		Nine Months Ended September 30,
Non-GAAP Earnings per share	2015	2016	2015	2016
GAAP Diluted earnings (loss) per share	$0.22	$(0.03)	$0.32	$0.03
Add Back:
Stock-based compensation expense	0.26	0.34	0.75	1.05
Litigation-related expenses	0.01	—	0.19	—
Acquisition-related costs and amortization	0.09	0.50	0.26	0.94
Less:
Income tax effect of non-GAAP items	(0.12)	(0.25)	(0.37)	(0.61)

Non-GAAP Earnings per share	$0.46	$0.56	$1.15	$1.41

Shares used in computing diluted non-GAAP earnings per share	25,768	26,204	25,678	26,009

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands) (1)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating and capital lease obligations	$91,601	$11,229	$32,368	$19,208	$28,796
Credit facility (2)	37,500	—	37,500	—	—
Hosting service agreements	11,015	5,697	3,928	1,390	—

Total	$140,116	$16,926	$73,796	$20,598	$28,796

(1)	Excluded from the table above is $1.3 million related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.
(2)	The credit facility matures in February 2020, when all amounts outstanding will be due and payable. Excluded from the table above are the quarterly commitment fees on the undrawn portion that range from 0.20% to 0.30% per annum and interest payable on any outstanding borrowings.

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

In December 2014, we entered into a lease for new office space in Boston, Massachusetts. The lease term began in December 2015 and will extend through June 2028. The aggregate amount of minimum lease payments to be made over the term of the lease is $47.0 million. Pursuant to the terms of the lease, the landlord was responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements will be billed by the landlord to us as additional rent. These excess costs total $3.4 million, all of which were paid as of September 30, 2016. The lease required a security deposit of approximately $3.3 million in the form of an irrevocable, unsecured standby letter of credit. The lease includes an option to extend the original term of the lease for two successive five year periods.

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

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The purpose of ASU 2016-13 is to require a financial asset measured on the amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. This guidance is not expected to have a material impact on our consolidated financial statements.

On August 26, 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”). The purpose of ASU 2016-15 is to reduce the diversity in practice in how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years, and early adoption is permitted. We adopted this guidance in the third quarter of 2016 and there was no material impact on our consolidated financial statements.

On October 24, 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”). The purpose of ASU 2016-16 is to simplify the income tax accounting of an intra-entity transfer of an asset other than inventory and to record its effect when the transfer occurs. The guidance is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods and early adoption is permitted. We are currently assessing the potential impact of the adoption of ASU 2016-16 on our consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a majority of our non-U.S. sales are recorded by our Irish subsidiary and as we incur significant operating expenses in our foreign subsidiaries including our Hungarian research and development facilities and our sales and marketing operations in Ireland, the United Kingdom, Australia and India. For the nine months ended September 30, 2015 and 2016, 30% and 28%, respectively, of our revenues were generated by our Irish subsidiary and 25% and 21%, respectively, of our operating expenses occurred in our international operations in Hungary, Ireland, the United Kingdom, Australia, India and Brazil.

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

At September 30, 2016, cash and cash equivalents and short-term marketable securities totaled $217.2 million, of which $126.1 million was held in the United States and $91.1 million was held by our international subsidiaries. Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. Our consolidated cash balances were impacted favorably by $0.4 million and $0.5 million for the three months ended September 30, 2015 and 2016, respectively, and unfavorably by $3.9 million and favorably by $1.1 million for the nine months ended September 30, 2015 and 2016, respectively, due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro.

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

Interest expense on borrowings under our credit facility is sensitive to changes in interest rates. As of September 30, 2016, we had $37.5 million outstanding under our variable-rate credit facility. On October 24, 2016, we repaid an additional $7.5 million of our outstanding borrowings. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. Interest rates on this loan will be adjusted at each rollover date to the extent such amounts are not repaid. As of September 30, 2016, the annual rate on the loan was 2.06%. If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $0.4 million. This hypothetical change in cash flows and earnings has been calculated based on the borrowings outstanding at September 30, 2016 and a 100 basis point per annum change in interest rate applied over a one-year period.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On September 2, 2016, Meetrix IP, LLC, or Meetrix, filed a complaint against us in the U.S. District Court for the Western District of Texas (Case No. 1:16-cv-1034). The complaint, which was served upon us on September 22, 2016, alleges that our join.me service infringes upon U.S. Patent Nos. 9,253,332, 9,094,525 and 8,339,997, each of which are allegedly owned by Meetrix and which Meetrix asserts relate to audio-video conferencing collaboration. The complaint seeks monetary damages in an unspecified amount, attorneys’ fees and costs, and additional relief as is deemed appropriate by the court. We believe we have meritorious defenses to these claims and intend to defend the lawsuit vigorously.

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

On July 26, 2016, we announced that we, along with Lithium Merger Sub, Inc., our wholly-owned subsidiary, Citrix Systems, Inc., or Citrix, and GetGo, Inc., or GetGo, a wholly-owned subsidiary of Citrix, had entered into an Agreement and Plan of Merger, which we refer to herein as the Merger Agreement, pursuant to which we will combine with Citrix’s GoTo family of products known as the GoTo Business in a Reverse Morris Trust transaction with GetGo continuing as our wholly owned subsidiary, which we refer to herein as the Merger. In advance of the Merger, Citrix will transfer all of the assets and liabilities of the GoTo Business to GetGo, which we refer to herein as the “Separation,” and all of the outstanding shares of GetGo common stock to Citrix stockholders on a pro rata basis which we refer to herein as the “Distribution.” The transactions contemplated by the Merger Agreement and the agreement governing the Separation and Distribution are referred to herein as the “Transactions.” For additional information regarding the Merger and Transactions, please see our Registration Statement on Form S-4 filed with the SEC on September 16, 2016, as amended on October 20, 2016. In addition to the “Risks Related to Our Business, Including the GoTo Business, After the Merger” and the “Risks Related to Ownership of Our Common Stock” provided later in this Quarterly Report on Form 10-Q, we have also identified the following risks related to the Transactions:

Risks Related to the Transactions

We may not realize the anticipated cost synergies and growth opportunities from the Transactions.

We expect that we will realize cost synergies, growth opportunities and other financial and operating benefits as a result of the Transactions. Our success in realizing these benefits, and the timing of their realization, depends on the successful integration of the business operations of the GoTo Business with us. Even if we are able to integrate the GoTo Business successfully, we cannot predict with certainty if or when these cost synergies, growth opportunities and benefits will occur, or the extent to which they will actually be achieved. For example, the benefits from the Transactions may be offset by costs incurred in integrating the companies or in obtaining or attempting to obtain regulatory approvals for the Transactions. Realization of any benefits and synergies could be affected by the factors described in other risk factors and a number of factors beyond our control, including, without limitation, general economic conditions, further consolidation in the industry in which we operate, increased operating costs and regulatory developments.

The integration of the GoTo Business following the Transactions may present significant challenges.

There is a significant degree of difficulty inherent in the process of integrating the GoTo Business with our company. These difficulties include:

•	the integration of the GoTo Business with our current businesses while carrying on the ongoing operations of all businesses;

•	managing a significantly larger company than before the consummation of the Transactions;

•	coordinating geographically separate organizations;

•	integrating the business cultures of both companies, which may prove to be incompatible;

•	creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters;

•	integrating certain information technology, purchasing, accounting, finance, sales, billing, human resources, payroll and regulatory compliance systems; and

•	the potential difficulty in retaining key officers and personnel of our company and GoTo.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities in one or more of our businesses. Members of our or the GoTo Business’ senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage the business of our company or the GoTo Business, serve the existing businesses, or develop new products or strategies. If our or the GoTo Business’ senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our or the GoTo Business’ business could suffer.

Our successful or cost-effective integration of the GoTo Business cannot be assured. The failure to do so could have a material adverse effect on our business, financial condition or results of operations after the Transactions.

Failure to complete the Transactions could adversely impact the market price of our common stock as well as our business and operating results.

The consummation of the Transactions is subject to numerous conditions, including without limitation: (i) the spin-off having taken place in accordance with the Separation Agreement; (ii) the effectiveness of our registration statement registering our common stock to be issued pursuant to the Merger Agreement, and any other registration statement required in connection with the Transactions; (iii) approval of the issuance of our common stock by the requisite vote of our stockholders; (iv) consent of the Federal Communications Commission and certain other state communications authorities; and (v) receipt of opinions of counsel with respect to the tax-free nature of certain aspects of the proposed Transactions. There is no assurance that these conditions will be met and that the Transactions will be consummated.

If the Transactions are not completed for any reason, the price of our common stock may decline to the extent that the market price of our common stock reflects positive market assumptions that the Transactions will be completed and the related benefits will be realized. Failure to consummate the Transactions may also make it more difficult for us to maintain profitability in the future, as our growth in revenue and customer base may not be sustainable. In addition, along with Citrix, we have expended and will continue to expend significant management time and resources and have incurred and will continue to incur significant expenses due to legal, advisory, printing and financial services related to the Transactions. These expenses must be paid regardless of whether the Transactions are consummated. Even if the Transactions are completed, any delay in the completion of the Transactions could diminish the anticipated benefits of the Transactions or result in additional transaction expenses, loss of revenue or other effects associated with uncertainty about the Transactions. If the Transactions are not consummated because the Merger Agreement is terminated, we may be required under certain circumstances to pay Citrix a termination fee or may under other circumstances be required to reimburse Citrix for certain expenses in connection with the Transactions.

The announcement and pendency of the Merger could have an adverse effect on our stock price, business, financial condition, results of operations or business prospects.

The announcement and pendency of the Merger could disrupt our business in negative ways. For example, customers and other third-party business partners of us or the GoTo Business may seek to terminate and/or renegotiate their relationships with us or GetGo as a result of the Merger, whether pursuant to the terms of their existing agreements with us and/or GetGo or otherwise. In addition, current and prospective employees of us and the GoTo Business may experience uncertainty regarding their future roles with the combined company, which might adversely affect our ability to retain, recruit and motivate key personnel. Should they occur, any of these events could adversely affect our stock price, or harm our financial condition, results of operations or business prospects.

We will incur significant costs related to the Transactions that could have a material adverse effect on our liquidity, cash flows and operating results.

We expect to incur significant one-time costs in connection with the Transactions in 2016 and 2017, including approximately $45 to $50 million of transaction-related fees and expenses, including legal, accounting and other professional fees and transition and integration-related expenses. Citrix and GetGo also expect to incur significant one-time costs in connection with the Transactions, including approximately $120 to $130 million of transaction-related expenses. We will not be responsible for those expenses of Citrix and GetGo. While we expect to be able to fund our one-time costs using cash from operations and borrowings under existing credit sources, these costs will negatively impact our liquidity, cash flows and result of operations in the periods in which they are incurred.

The Merger may discourage other companies from trying to acquire us before or for a period of time following completion of the Transactions.

Certain provisions in the Merger Agreement prohibit us from soliciting any acquisition proposal during the pendency of the Merger. In addition, the Merger Agreement obligates us to pay Citrix a termination fee and our financial condition will be adversely affected as a result of the payment of the termination fee in certain circumstances involving alternative acquisition proposals, which might deter third parties from proposing alternative acquisition proposals, including acquisition proposals that might result in greater value to our stockholders than the Transactions. In addition, certain provisions of the Amended and Restated Tax Matters Agreement that we entered into with Citrix and GetGo in connection with the Merger, which are intended to preserve the tax-free nature of certain aspects of the Separation and the Distribution for U.S. federal income tax purposes, may discourage acquisition proposals for a period of time following the Transactions. We expect to issue approximately 27.6 million shares of our common stock in connection with the Merger. This number includes an estimated 0.7 million shares of our common stock that may be issued following the Merger upon settlement of our restricted stock units to be granted to GetGo employees in substitution for outstanding Citrix restricted stock units. However, the actual number of our restricted stock units to be issued to GetGo employees in substitution for outstanding Citrix restricted stock units in connection with the Merger (and, accordingly, the number of shares of our common stock that may be issued following the Merger upon settlement of our restricted stock units) will be determined shortly following the closing of the Merger based upon the relative stock prices of Citrix prior to the Merger and us following the Merger. Because we will be a significantly larger company and have significantly more shares of common stock outstanding after the consummation of the Transactions, an acquisition of our company may become more expensive. As a result, some companies may not seek to acquire us.

Depending upon the facts and circumstances, the Distribution, the Merger or both could be taxable to Citrix stockholders, the Distribution could be taxable to Citrix, and GetGo and the Company may be obligated to indemnify Citrix for such taxes and certain tax-related losses.

The U.S. federal income tax consequences of the Distribution and Merger to Citrix and Citrix stockholders will depend upon whether the contribution of specified assets and liabilities of the GoTo Business which we refer to herein as the Contribution and the Distribution, taken together, qualify as a reorganization under Sections 368(a) and 355 of the Code, and the Merger qualifies as a reorganization under Section 368(a) of the Code, in each case based on the applicable facts and circumstances existing on the date of the Distribution and the Merger. If each of the Distribution and Merger so qualify, then (i) Citrix stockholders will generally not recognize any gain or loss for U.S. federal income tax purposes as a result of the Distribution or the Merger, except for any gain or loss attributable to the receipt of cash in lieu of fractional shares of our common stock, and (ii) except for taxable income or gain possibly arising as a result of certain internal reorganization transactions undertaken prior to or in anticipation of the Distribution, Citrix will not recognize any gain or loss. The completion of the Distribution and Merger is conditioned on Citrix’s receipt of the Distribution Tax Opinion, which will provide in part that the Distribution and Contribution, taken together, will qualify as a reorganization under Sections 368(a)(1)(D) and 355 of the Code, and on the receipt by each of Citrix and of our opinions from their respective outside legal counsel that will provide in part that the Merger will qualify as a reorganization under Section 368(a) of the Code. These opinions will not be binding on the IRS or the courts, and the IRS or the courts may not agree with the conclusions reached in the opinions. There can be no assurance that the IRS will not successfully assert that either or both of the Distribution and the Merger are taxable transactions, and that a court will not sustain such assertion, which could result in tax being incurred by Citrix stockholders and Citrix.

Even if the Contribution and Distribution, taken together, otherwise qualify as a reorganization under Sections 368(a) and 355 of the Code, the Distribution will nonetheless be taxable to Citrix (but not to Citrix stockholders) pursuant to Section 355(e) of the Code if 50% or more of the stock of either Citrix or GetGo (including our stock after the Merger, as the parent of GetGo) is acquired, directly or indirectly (taking into account our stock acquired by Citrix stockholders in the Merger), as part of a plan or series of related transactions that includes the Distribution. In that regard, because Citrix stockholders will own more than 50% of our stock following the Merger, the Merger standing alone will not cause the Distribution to be taxable under Section 355(e) of the Code, and the Distribution Tax Opinion will so provide. However, if the IRS were to determine that other acquisitions of Citrix stock or our stock are part of a plan or series of related transactions that includes the Distribution, such determination could result in the recognition of gain by Citrix (but not by Citrix stockholders) for U.S. federal income tax purposes, and the amount of taxes on such gain would likely be substantial.

Under the Tax Matters Agreement, which provides for, among other things, the allocation between Citrix, on the one hand, and GetGo and our company, on the other hand, of certain tax assets and liabilities, GetGo and the Company may be obligated, in certain cases, to indemnify Citrix against taxes and certain tax-related losses on the Distribution that arise as a result of GetGo’s or our actions, or failure to act. Any such indemnification obligation would be substantial and would likely have a material adverse effect on us.

Under the Tax Matters Agreement, LogMeIn and GetGo will be restricted from taking certain actions that could adversely affect the intended U.S. federal income tax treatment of the Contribution, the Distribution, the Merger and certain related transactions consummated in connection with Citrix’s internal reorganization, and such restrictions could significantly impair our and GetGo’s ability to implement strategic initiatives that otherwise would be beneficial.

The Tax Matters Agreement generally restricts us and GetGo from taking certain actions after the Transactions that could adversely affect the intended U.S. federal income tax treatment of the Transactions and certain related transactions consummated in connection with Citrix’s internal reorganization. Failure to adhere to these restrictions, including in certain circumstances that may be outside of our control, could result in tax being imposed on Citrix for which we and GetGo could bear responsibility and for which we and GetGo could be obligated to indemnify Citrix. In addition, even if we and GetGo are not responsible for tax liabilities of Citrix under the Tax Matters Agreement, GetGo nonetheless could be liable under applicable tax law for such liabilities if Citrix were to fail to pay such taxes. Because of these provisions in the Tax Matters Agreement, we and GetGo will be restricted from taking certain actions, particularly for the two years following the Merger, including (among other things) the ability to freely issue stock, to make acquisitions and to raise additional equity capital. These restrictions could have a material adverse effect on our liquidity and financial condition, and otherwise could impair our and GetGo’s ability to implement strategic initiatives. Also, GetGo’s and our indemnity obligation to Citrix might discourage, delay or prevent a change of control that our stockholders may consider favorable.

Our current stockholders’ percentage ownership interest in our company will be substantially diluted in the Merger.

Our common stock outstanding on a fully diluted basis immediately prior to the Merger will represent, in the aggregate, approximately 49.9% of our common stock outstanding on a fully diluted basis immediately following the Merger. In addition, as a result of the true-up provision in the Merger Agreement, it is possible that we could be required to issue more than the anticipated 27.6 million shares of our common stock in connection with the Merger to ensure the intended tax treatment of certain aspects of the Merger. Consequently, our pre-Merger equityholders, as a group, will be substantially diluted in the Merger and have less ability to exercise influence over our management and policies following the Merger than immediately prior to the Merger.

The calculation of the number of shares of our common stock to be distributed in the Merger will not be adjusted if there is a change in the value of the GoTo Business or us before the Merger is completed.

The number of shares of our common stock to be issued by us in the Merger will not be adjusted if there is a change in the value of the GoTo Business or its assets or the value of our company prior to the closing of the Merger. Citrix stockholders will receive a fixed number of shares of our common stock pursuant to the Merger rather than a number of shares with a particular fixed market value. As a result, the actual value of our common stock to be received by Citrix stockholders in the Merger will depend on the value of such shares at the time of closing of the Merger, and may be more or less than the current value of our common stock.

The GoTo Business may be negatively impacted if we are unable to provide benefits and services, or access to equivalent financial strength and resources, to the GoTo Business that historically have been provided by Citrix.

The GoTo Business has historically received benefits and services from Citrix and has benefited from Citrix’s financial strength and extensive network of service offerings. After the Transactions, GetGo will be a subsidiary of us, and the GoTo Business will no longer benefit from Citrix’s services, financial strength or business relationships to the extent not otherwise addressed in the other transaction documents contemplated by the Merger Agreement which we refer to herein as the Transaction Documents. While Citrix has agreed to provide certain transition services to GetGo for a period of time following the consummation of the Transactions, it cannot be assured that we will be able to adequately replace or provide resources formerly provided by Citrix, or replace them at the same or lower cost. If we are unable to replace the resources provided by Citrix or are unable to replace them without incurring significant additional costs or are delayed in replacing the resources provided by Citrix, our results of operations may be negatively impacted.

The historical financial information of the GoTo Business may not be representative of its results if it had been operated independently of Citrix and as a result, may not be a reliable indicator of future results of the GoTo Business.

The GoTo Business is currently operated through various subsidiaries of Citrix. Consequently, the financial information of the GoTo Business included in this proxy statement/prospectus-information statement has been derived from the consolidated financial statements and accounting records of Citrix and reflects assumptions and allocations made by Citrix. The financial position, results of operations and cash flows of the GoTo Business presented may be different from those that would have resulted if the GoTo Business had been operated as a standalone company or by a company other than Citrix. For example, in preparing the financial statements of the GoTo Business, Citrix made an allocation of Citrix costs and expenses that are attributable to the GoTo Business. However, these costs and expenses reflect the costs and expenses attributable to the GoTo Business as part of a larger organization and do not necessarily reflect costs and expenses that would be incurred by the GoTo Business had it been operated independently, and may not reflect costs and expenses that would have been incurred had the GoTo Business been operated as a part of us. As a result, the historical financial information of the GoTo Business may not be a reliable indicator of the GoTo Business’ future results or the results that it will achieve as a part of our company.

The unaudited pro forma combined financial information of us and the GoTo Business is based in part on certain assumptions regarding the Transactions and may not be indicative of our future operating performance.

The historical financial statements included or incorporated by reference in this document consist of the separate financial statements of the GoTo Business and us. The unaudited pro forma combined financial information presented in this document is for illustrative purposes only and does not represent what our actual results or financial condition would have been if the Merger and other Transactions had occurred on the dates indicated. In addition, such unaudited pro forma combined financial information is based in part on certain assumptions regarding the Transactions that we believe are reasonable.

We will account for the Merger as an acquisition of the GoTo Business, with us being the accounting acquirer. Following the effective date of the Merger, we expect to complete the purchase price allocation for the acquisition of the GoTo Business after determining the fair value of the GoTo Business’ assets and liabilities. The final purchase price allocation may be different than the preliminary one reflected in the unaudited pro forma purchase price allocation presented in this document, and this difference may be material.

The unaudited pro forma combined financial information does not reflect the costs of any integration activities or transaction-related costs or incremental capital expenditures that our management believes are necessary to realize the anticipated synergies from the Transactions. Accordingly, the unaudited pro forma combined financial information included in this document does not reflect what our results of operations or operating condition would have been had we and the GoTo Business been a consolidated entity during all periods presented, or what our results of operations and financial condition will be in the future.

Sales of our common stock after the Merger may negatively affect the market price of our common stock.

The shares of our common stock to be issued in the Merger to holders of GetGo common stock (following the Distribution) will generally be eligible for immediate resale. The market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market after the consummation of the Transactions, or even the perception that these sales could occur.

Currently, Citrix stockholders may include index funds that have performance tied to the Standard & Poor’s 500 Index or other stock indices, and institutional investors subject to various investing guidelines. Because we may not be included in these indices or may not meet the investing guidelines of some of these institutional investors, these index funds and institutional investors may decide or may be required to sell our common stock that they receive in the Merger. These sales, or the possibility that these sales may occur, may also make it more difficult for us to obtain additional capital by selling equity securities in the future at a time and at a price that it deems appropriate.

LogMeIn and the GoTo Business may have difficulty attracting, motivating and retaining executives and other employees in light of the Transactions.

Uncertainty about the effect of the Transactions on our employees and the employees of the GoTo Business may have an adverse effect on us and the GoTo Business. This uncertainty may impair our and the GoTo Business’ ability to attract, retain and motivate personnel until the Transactions are completed. Employee retention may be particularly challenging during the pendency of the Transactions, as employees may feel uncertain about their future roles with us or the GoTo Business after their combination. If our employees or the employees of the GoTo Business depart because of issues relating to the uncertainty or perceived difficulties of integration or a desire not to become our employees after the Transactions, our ability to realize the anticipated benefits of the Transactions could be reduced.

Due to the Merger, the ability of the combined company to use net operating losses to offset future taxable income may be restricted and these net operating losses could expire or otherwise be unavailable.

As of December 31, 2015, we had federal net operating loss carryforwards, or NOLs, of approximately $8 million due to other acquisitions and $22 million of state NOLs that are not acquisition-related. In addition, we had foreign NOLs of $17.3 million that are not expected to be utilized. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. If the Merger is completed, our existing NOLs may be subject to limitations and the combined company may not be able to fully use these NOLs to offset future taxable income. In addition, if the combined company undergoes any subsequent ownership change, its ability to utilize NOLs could be further limited. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOLs, or for other unforeseen reasons, existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

Risks Related to Our Business

We may be unable to maintain profitability.

We reported net income of $8.0 million and $14.6 million for the years ending December 31, 2014 and 2015, respectively. For the nine months ended September 30, 2016, we reported net income of $0.8 million. However, given our operating history, we cannot be certain that we will be able to maintain this profitability in the future. Our growth in revenue and customer base may not be sustainable, and we may not achieve sufficient revenue to achieve or maintain profitability. We may incur significant losses in the future for a number of reasons, including, but not limited to, unforeseen expenses, operating difficulties, complications and delays or due to the other risks described in this report. Accordingly, we may not be able to maintain our profitability, and we may incur significant losses for the foreseeable future.

Our operating results may fluctuate in the future. As a result, we may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline.

Our operating results may fluctuate as a result of a variety of factors, many of which are outside of our control. If our operating results or guidance fall below the expectations of research analysts or investors, the price of our common stock could decline substantially. Fluctuations in our operating results or guidance may be due to a number of factors, including, but not limited to, those listed below:

•	Our ability to renew existing customers, increase sales to existing customers and attract new customers;

•	the amount and timing of operating costs and capital expenditures related to the operation, maintenance and expansion of our business;

•	service outages or security breaches;

•	changes in our pricing policies or those of our competitors;

•	our ability to successfully implement strategic business model changes;

•	the timing and success of new services, features and upgrades by us or our competitors;

•	changes in sales compensation plans or organizational structure;

•	the timing of costs related to the development or acquisition of technologies, services or businesses;

•	seasonal variations or other cyclicality in the demand for our services;

•	general economic, industry and market conditions and those conditions specific to Internet usage and online businesses;

•	litigation, including class action litigation, involving us and our services or the industry in which we operate, in general;

•	the purchasing and budgeting cycles of our customers;

•	the financial condition of our customers; and

•	geopolitical events such as war, threat of war or terrorist acts.

We believe that our revenue and operating results may continue to vary in the future and that period-to-period comparisons of our operating results may not be meaningful.

If our services or computer systems are breached, our customers may be harmed, our reputation may be damaged and we may be exposed to significant liabilities.

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

Cyber-attacks from computer hackers and cyber criminals and other malicious Internet-based activity continue to increase generally, and our services and systems, including the systems of our outsourced service providers, have been and may in the future continue to be the target of various forms of cyber-attacks such as DNS attacks, wireless network attacks, viruses and worms, malicious software, application centric attacks, peer-to-peer attacks, phishing attempts, backdoor trojans and distributed denial of service attacks. The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and generally are not detected until after an incident has occurred. While we make significant efforts to maintain the security and integrity of our services and computer systems, our cybersecurity measures and the cybersecurity measures taken by our third-party data center facilities may be unable to anticipate, detect or prevent all attempts to compromise our systems. If our cybersecurity measures are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liabilities.

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

Our business strategy continues to contemplate us making periodic acquisitions of, or strategic investments in, complementary businesses, services, technologies and intellectual property rights. Acquisitions of high-technology companies are inherently risky, and negotiating these transactions can be time-consuming, difficult and expensive and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. In connection with an acquisition, investment or strategic transaction we may do one or more of the following, which may harm our business and adversely affect our operating results:

•	issue additional equity securities that would dilute our stockholders and decrease our earnings per share;

•	use cash and other resources that we may need in the future to operate our business;

•	incur debt on unfavorable terms or that we are unable to repay;

•	incur large charges or substantial liabilities; and

•	become subject to adverse tax consequences, substantial depreciation or deferred compensation charges.

Following an acquisition, the integration of an acquired company may cost more than we anticipate, and we may be subject to unforeseen liabilities arising from an acquired company’s past or present operations. These liabilities may be greater than the warranty and indemnity limitations we negotiate. Any unforeseen liability that is greater than these warranty and indemnity limitations could have a negative impact on our financial condition. Some of the additional risks associated with integrating acquired companies may include, but are not limited to:

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

If we fail to successfully integrate and manage the companies and technologies we acquire, or if an acquisition does not further our business strategy as expected, our operating results will be adversely affected. Even if successfully integrated, there can be no assurance that any of our acquisitions or future acquisitions will be successful in helping us achieve our financial and strategic goals.

A significant portion of our historical revenues have come from the sale of remote access and support products and any decline in sales for these products could adversely affect our results of operations and financial condition.

A significant portion of our annual revenues have historically come from the sale of remote access and remote support services and we continue to anticipate that sales of our remote access and remote support products will constitute a majority of our revenue for the foreseeable future. Any decline or variability in sales of our remote access and remote support products could adversely affect our results of operations and financial condition. Declines and variability in sales of these products could potentially occur as a result of:

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

Our business strategy involves identifying emerging market opportunities which we can capitalize on by successfully developing and introducing new services designed to address those market opportunities. We have made and expect to continue to make significant investments in research and development in an effort to capitalize on potential emerging market opportunities that we have identified. One such emerging market which we have identified is the Internet of Things, or IoT, and we have made and expect to continue to make significant investments in our Xively IoT platform. However, emerging markets and opportunities often take time to fully develop, and they attract a significant number of competitors. If the emerging markets we have targeted, such as the IoT, ultimately fail to materialize as we or others have anticipated or if potential customers choose to adopt solutions offered by our competitors rather than our own solutions, we may not be able to generate the revenue and earnings we anticipated, and our business and results of operations would be adversely affected.

Assertions by a third party that our services and solutions infringe its intellectual property, whether or not correct, could subject us to costly and time-consuming litigation or expensive licenses.

There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. We have been, and may in the future be, subject to third party patent infringement or other intellectual property-related lawsuits as we face increasing competition and become increasingly visible. Regardless of the merit of these claims, they can be time-consuming, result in costly litigation and diversion of technical and management personnel or require us to develop a non-infringing technology or enter into license agreements. There can be no assurance that such licenses will be available on acceptable terms and conditions, if at all, and although we have previously licensed proprietary technology, we cannot be certain that the owners’ rights in such technology will not be challenged, invalidated or circumvented. For these reasons and because of the potential for court awards that are difficult to predict, it is not unusual to find even arguably unmeritorious claims settled for significant amounts. In addition, many of our service agreements require us to indemnify our customers from certain third-party intellectual property infringement claims, which could increase our costs as a result of defending such claims and may require that we pay damages if there were an adverse ruling related to any such claims. These types of claims could harm our relationship with our customers, deter future customers from subscribing to our services or expose us to further litigation. These costs, monetary or otherwise, associated with defending against third party allegations of infringement could have negative effects on our business, financial condition and operating results.

If our services are used to commit fraud or other similar intentional or illegal acts, we may incur significant liabilities, our services may be perceived as not secure, and customers may curtail or stop using our services.

Certain services offered by us enable users to remotely access third-party computer systems. We do not control the use or content of information accessed by our customers through our services. If our services are used to commit fraud or other bad or illegal acts, including, but not limited to, posting, distributing or transmitting any computer files that contain a virus or other harmful component, interfering or disrupting third-party networks, infringing any third party’s copyright, patent, trademark, trade secret or other proprietary rights or rights of publicity or privacy, transmitting any unlawful, harassing, libelous, abusive, threatening, vulgar or otherwise objectionable material, or accessing unauthorized third-party data, we may become subject to claims for defamation, negligence or intellectual property infringement and subject to other potential liabilities. As a result, defending such claims could be expensive and time-consuming, and we could incur significant liability to our customers and to individuals or businesses who were the targets of such acts. As a result, our business may suffer and our reputation may be damaged.

If we are unable to attract new customers to our services on a cost-effective basis, our revenue and results of operations will be adversely affected.

We must continue to attract a large number of customers on a cost-effective basis. We rely on a variety of marketing methods to attract new customers to our services, such as paying providers of online services and search engines for advertising space and priority placement of our website in response to Internet searches. Our ability to attract new customers also depends on the competitiveness of the pricing of our services. If our current marketing initiatives are not successful or become unavailable, if the cost of such initiatives were to significantly increase, or if our competitors offer similar services at lower prices, we may not be able to attract new customers on a cost-effective basis and, as a result, our revenue and results of operations would be adversely affected.

If we are unable to retain our existing customers, our revenue and results of operations would be adversely affected.

The services offered by us are generally sold pursuant to agreements that are one year in duration. Customers have no obligation to renew their subscriptions after their subscription period expires, and these subscriptions may not be renewed on the same or on more profitable terms. As a result, our ability to grow depends in part on subscription renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

If we fail to convert free users to paying customers, our revenue and financial results will be harmed.

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

We believe that building and maintaining a strong brand identity plays an important role in attracting and retaining subscribers to our services, who may have other options from which to obtain their remote connectivity services. In order to build a strong brand, we believe that we must continue to offer innovative remote connectivity services that our subscribers value and enjoy using, and also market and promote those services through effective marketing campaigns, promotions and communications with our user base. From time to time, subscribers may express dissatisfaction with our services or react negatively to our strategic business decisions, such as changes that we make in pricing, features or service offerings, including the discontinuance of our free services. To the extent that user dissatisfaction with our services or strategic business decisions is widespread or not adequately addressed, our overall brand identity may suffer and, as a result, our ability to attract and retain subscribers may be adversely affected, which could adversely affect our operating results.

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

Many of our services directly compete with large, established competitors such as WebEx (a division of Cisco Systems), and certain of our services also compete with current or potential services offered by companies like Adobe, AgileBits, Apple, Ayla Networks, BlueJeans Networks, Box, Dashlane, Dropbox, GFI, Google, IBM, KeePass, LivePerson, Microsoft, OKTA, Oracle, PTC, Splashtop, TeamViewer and Zoom Video Communications. Many of our actual and potential competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied services and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships, access to larger customer bases and have major distribution agreements with consultants, system integrators and resellers.

If we are unable to compete effectively for any of these reasons, our operating results will be harmed.

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

The cloud-based remote-connectivity services market is characterized by rapid technological change, the frequent introduction of new services and evolving industry standards. Our ability to remain competitive will depend in large part on our ability to continue to enhance our existing services and develop new service offerings that keep pace with the market’s rapid technological developments. Additionally, to achieve market acceptance for our services, we must effectively anticipate and offer services that meet changing customer demands in a timely manner. Customers may require features and capabilities that our current services do not have. If we fail to develop services that satisfy customer requirements in a timely and cost-effective manner, our ability to renew services with existing customers and our ability to create or increase demand for our services will be harmed, and our revenue and results of operations would be adversely affected.

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

Failure to comply with credit card processing standards may cause us to lose the ability to offer our customers a credit card payment option, which would increase our costs of processing customer orders and make our services less attractive to customers, the majority of which purchase our services with a credit card.

Major credit card issuers have adopted credit card processing standards and have incorporated these standards into their contracts with us. If we fail to maintain compliance with applicable credit card processing and documentation standards adopted by the major credit card issuers, these issuers could terminate their agreements with us, and we could lose our ability to offer our customers a credit card payment option. Most of our individual and small and medium-sized business, or SMB, customers purchase our services online with a credit card, and our business depends substantially upon the ability to offer the credit card payment option. Any loss of our ability to offer our customers a credit card payment option would make our services less attractive and hurt our business. Our administrative costs related to customer payment processing would also increase significantly if we were not able to accept credit card payments for our services.

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

We have in the past relied on the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as a means for legitimizing the transfer of personally identifiable information from the European Economic Area, or EEA, to the United States. However, in October 2015, the European Union Court of Justice, or ECJ, ruled that the U.S.—EU Safe Harbor Framework is no longer deemed to be a valid method of transfer of data outside of the EEA. In response to the ECJ’s opinion, we have been working to implement alternative methods to transfer data from the EEA to the United States. However, we may ultimately be unsuccessful in establishing an acceptable means for the transfer of data from the EEA.

Data protection regulation remains an area of increased focus in all jurisdictions and data protection regulations continue to evolve. There is no assurance that we will be able to meet new requirements that may be imposed on the transfer of personally identifiable information from the EU to the United States without incurring substantial expense or at all. European and/or multi-national customers may be reluctant to purchase or continue to use our services due to concerns regarding their data protection obligations. In addition, we may be subject to claims, legal proceedings or other actions by individuals or governmental authorities if they have reason to believe that our data privacy or security measures fail to comply with current or future laws and regulations.

We are required to comply with certain financial and operating covenants under our existing credit facility; any failure to comply with those covenants could cause amounts borrowed to become immediately due and payable or prevent us from borrowing under the facility.

In February 2015, we entered into a credit agreement with a syndicate of banks, financial institutions and other lending entities pursuant to which they made available to us a secured revolving credit facility of $150 million (which may be increased by an additional $50 million if the existing or additional lenders are willing to make such increased commitments) which is available through February 18, 2020, at which time any amounts outstanding will be due and payable in full. As of October 26, 2016, we had $30.0 million of outstanding borrowings under the credit facility. We may wish to borrow additional amounts under the facility in the future for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, and share repurchases, as well as for working capital.

Under our credit agreement, we are, or will be, required to comply with certain financial and operating covenants which will limit our ability to operate our business as we otherwise might operate it. Our failure to comply with any of these covenants or to meet any payment obligations under the credit facilities could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable. We might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations. In addition, if we are not in compliance with the financial and operating covenants at the time we wish to borrow additional funds, we will be unable to borrow such funds.

The loss of key employees or an inability to attract and retain additional personnel may impair our ability to grow our business.

We are highly dependent upon the continued service and performance of our executive management team as well as other key technical and sales employees. These key employees are not party to an employment agreement with us, and they may terminate their employment at any time with no advance notice. The replacement of these key employees likely would involve significant time and costs, and the loss of these key employees may significantly delay or prevent the achievement of our business objectives.

We face intense competition for qualified individuals from numerous technology, software and manufacturing companies. For example, our competitors may be able to attract and retain a more qualified engineering team by offering more competitive compensation packages. If we are unable to attract new engineers and retain our current engineers, we may not be able to develop and maintain our services at the same levels as our competitors and we may, therefore, lose potential customers and sales penetration in certain markets. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to implement our business plan and, as a result, our ability to compete would decrease, our operating results would suffer and our revenues would decrease.

Our long-term success depends, in part, on our ability to expand the sales of our services to customers located outside of the United States, and thus our business is susceptible to risks associated with international sales and operations.

We currently maintain offices and have sales personnel outside of the United States and are expanding our international operations. Our international expansion efforts may not be successful. In addition, conducting international operations subjects us to new risks than we have generally faced in the United States. These risks include:

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

If we are unable to market and sell our services to SMBs with competitive pricing and in a cost-effective manner, our ability to grow our revenue and maintain profitability will be harmed.

If we fail to meet the minimum service level commitments offered to some of our customers, we could be obligated to issue credits for future services or pay penalties to customers, which could significantly harm our revenue.

Some of our current customer agreements provide minimum service level commitments addressing uptime, functionality or performance. If we are unable to meet the stated service level commitments for these customers or our services suffer extended periods of unavailability, we are or may be contractually obligated to provide these customers with credits for future services or pay other penalties. Our revenue could be significantly impacted if we are unable to meet our service level commitments and are required to provide a significant amount of our services at no cost or pay other penalties. We do not currently have any reserves on our balance sheet for these commitments.

Our sales cycles for enterprise customers can be long, unpredictable and require considerable time and expense, which may cause our operating results to fluctuate.

The timing of our revenue from sales to enterprise customers is difficult to predict. These efforts require us to educate our customers about the use and benefit of our services, including the technical capabilities and potential cost savings to an organization. Enterprise customers typically undertake a significant evaluation process that has in the past resulted in a lengthy sales cycle, typically several months. We spend substantial time, effort and money on our enterprise sales efforts without any assurance that these efforts will produce any sales. In addition, service subscriptions are frequently subject to budget constraints and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our results could fall short of public expectations and our business, operating results and financial condition could be adversely affected.

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

We rely on a combination of patent, copyright, service mark, trademark and trade secret laws, as well as confidentiality procedures and contractual restrictions, to establish and protect our intellectual property rights, all of which provide only limited protection. In addition, we have patented certain technologies used to provide our services and have additional patents pending. We cannot assure you that any patents will issue from our currently pending patent applications in a manner that gives us the protection sought, if at all, or that any future patents issued will not be challenged, invalidated or circumvented. Any patents that may issue in the future from pending or future patent applications may not provide sufficiently broad protection or they may not prove to be enforceable in actions against alleged infringers. Also, we cannot assure you that any future service mark or trademark registrations will be issued for pending or future applications or that any registered service marks or trademarks will be enforceable or provide adequate protection of our proprietary rights.

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

The software applications underlying our services are inherently complex and may contain material defects or errors, particularly when first introduced or when new versions or enhancements are released. We have from time to time found defects in our services, and new errors in our existing services may be detected in the future. Any defects that cause interruptions to the availability of our services could result in:

•	a reduction in sales or delay in market acceptance of our services;

•	sales credits or refunds to customers;

•	loss of existing customers and difficulty in attracting new customers;

•	diversion of development resources;

•	reputational harm; and

•	increased insurance costs.

After the release of our services, defects or errors may also be identified from time to time by our internal team and by our customers. The costs incurred in correcting any material defects or errors in our services may be substantial and could harm our operating results.

Government regulation of the Internet, telecommunications and other communications technologies could harm our business and operating results.

As Internet commerce and telecommunications continue to evolve, increasing regulation by federal, state or foreign governments and agencies becomes more likely. For example, we believe increased regulation is likely in the area of data privacy, and laws and regulations applying to the solicitation, collection, processing or use of personal or consumer information could affect our customers’ ability to use and share data, potentially reducing demand for our products and services. In addition, taxation of products and services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet or utilizing telecommunications services may also be imposed. Any regulation imposing greater fees for Internet use or restricting the exchange of information over the Internet could diminish the viability of our services, which could harm our business and operating results.

Our software products contain encryption technologies, certain types of which are subject to U.S. and foreign export control regulations and, in some foreign countries, restrictions on importation and/or use. We have submitted encryption products for technical review under U.S. export regulations and have received the necessary approvals. Any failure on our part to comply with encryption or other applicable export control requirements could result in financial penalties or other sanctions under the U.S. export regulations, which could harm our business and operating results. Foreign regulatory restrictions could impair our access to technologies that we seek for improving our products and services and may also limit or reduce the demand for our products and services outside of the United States.

Our operating results may be harmed if we are required to collect sales or other related taxes for our subscription services or pay regulatory fees in jurisdictions where we have not historically done so.

Primarily due to the nature of our services in certain states and countries, we do not believe we are required to collect sales or other related taxes from our customers in certain states or countries. However, one or more other states or countries may seek to impose sales, regulatory fees or other tax collection obligations on us, including for past sales by us or our resellers and other partners. A successful assertion that we should be collecting sales or other related taxes on our services or paying regulatory fees could result in substantial tax liabilities for past sales, discourage customers from purchasing our services or otherwise harm our business and operating results.

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the United States.

Generally accepted accounting principles in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results for periods prior and subsequent to such change. For example, recent new standards issued by the FASB that could materially impact our financial statements include revenue from contracts with customers, certain improvements to employee share-based payment accounting and accounting for leases. We may adopt one or more of these standards retrospectively to prior periods and the adoption may result in an adverse change to previously reported results. Additionally, the adoption of these standards may potentially require enhancements or changes in our systems and will require significant time and cost on behalf of our financial management. The prescribed periods of adoption of these standards and other pending changes in accounting principles generally accepted in the United States, are further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Accounting Pronouncements.”

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

We may need to raise additional funds, and we may not be able to obtain additional debt or equity financing on favorable terms, if at all. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per share value of our common stock could decline. If we engage in debt financing, we may be required to accept terms that restrict our ability to pay dividends or make distributions, incur additional indebtedness and force us to maintain specified liquidity or other ratios. If we need additional capital and cannot raise it on acceptable terms, we may not be able to, among other things:

•	develop or enhance services;

•	continue to expand our development, sales and marketing organizations;

•	acquire complementary technologies, products or businesses;

•	expand our operations, in the United States or internationally;

•	hire, train and retain employees; or

•	respond to competitive pressures or unanticipated working capital requirements.

Our stock price may be volatile, and the market price of our common stock may drop in the future.

During the period from our initial public offering in July 2009 through October 26, 2016, our common stock has traded as high as $95.98 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the success or failure of the Merger as well as our ability to realize the anticipated cost synergies, growth opportunities and other financial and operating benefits as a result of the Transactions;

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	fluctuations in our recorded revenue, even during periods of significant sales order activity;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our services to achieve or maintain market acceptance;

•	changes in market valuations of companies perceived to be similar to us;

•	announcements regarding changes to our current or planned products or services;

•	success of competitive companies, products or services;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant new services, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation, including stockholder litigation and/or class action litigation, involving our company, our services or our general industry, as well as announcements regarding developments in on-going litigation matters;

•	additions or departures of key personnel;

•	general perception of the future of the remote-connectivity market or our services;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

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

If securities or industry analysts who cover us, our business or our market publish a negative report or change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

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

Certain stockholders could attempt to influence changes within the Company which could adversely affect our operations, financial condition and the value of our common stock.

Our stockholders may from time-to-time seek to acquire a controlling stake in our company, engage in proxy solicitations, advance stockholder proposals or otherwise attempt to effect changes. Campaigns by stockholders to effect changes at publicly-traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as financial restructuring, increased debt, special dividends, stock repurchases or sales of assets or the entire company. Responding to proxy contests and other actions by activist stockholders can be costly and time-consuming, and could disrupt our operations and divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. These actions could adversely affect our operations, financial condition and the value of our common stock.

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

Our certificate of incorporation, bylaws and Delaware law contain provisions that could have the effect of rendering more difficult or discouraging an acquisition deemed undesirable by our Board of Directors. Our corporate governance documents include provisions:

•	establishing that our Board of Directors is divided into three classes, with each class serving three-year staggered terms;

•	authorizing blank check preferred stock, which could be issued with voting, liquidation, dividend and other rights superior to our common stock;

•	limiting the liability of, and providing indemnification to, our directors and officers;

•	limiting the ability of our stockholders to call and bring business before special meetings and to take action by written consent in lieu of a meeting;

•	requiring advance notice of stockholder proposals for business to be conducted at meetings of our stockholders and for nominations of candidates for election to our Board of Directors;

•	controlling the procedures for the conduct and scheduling of our Board of Directors and stockholder meetings;

•	providing our Board of Directors with the express power to postpone previously scheduled annual meetings and to cancel previously scheduled special meetings;

•	restricting the forum for certain litigation brought against us to Delaware;

•	providing our Board of Directors with the exclusive right to determine the number of directors on our Board of Directors and the filling of any vacancies or newly created seats on our Board of Directors; and

•	providing that directors may be removed by stockholders only for cause.

These provisions, alone or together, could delay hostile takeovers and changes in control of our company or changes in our management.

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which generally prevents certain interested stockholders, including a person who beneficially owns 15% or more of our outstanding common stock, from engaging in certain business combinations with us within three years after the person becomes an interested stockholder unless certain approvals are obtained. Any provision of our certificate of incorporation or bylaws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

We did not sell any unregistered securities in the nine months ended September 30, 2016.

(b)	Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the nine months ended September 30, 2016.

(c)	Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(1)
July 1, 2016 — July 31, 2016	20,088	$63.36	20,088	$35,729,695
August 1, 2016 — August 31, 2016	13,841	$82.69	13,841	$34,585,120
September 1, 2016 — September 30, 2016	11,633	$89.77	11,633	$33,540,781

Total	45,562	$75.98	45,562

(1)	On October 20, 2014, our Board of Directors approved a $75 million share repurchase program. Share repurchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. During the nine months ended September 30, 2016, we repurchased 416,474 shares of our common stock.

Item 6.	Exhibits

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

LOGMEIN, INC.

Date: October 28, 2016	By:	/s/ William R. Wagner
William R. Wagner
President & Chief Executive Officer
(Principal Executive Officer)

Date: October 28, 2016	By:	/s/ Edward K. Herdiech
Edward K. Herdiech
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated as of July 26, 2016, by and among LogMeIn, Inc., Lithium Merger Sub, Inc., Citrix Systems, Inc. and GetGo, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed by LogMeIn, Inc. on July 28, 2016). (1)

2.2	Separation and Distribution Agreement, dated as of July 26, 2016, by and among LogMeIn, Inc., Citrix Systems, Inc. and GetGo, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K/A filed by LogMeIn, Inc. on July 28, 2016). (1)

2.3	Amended and Restated Tax Matters Agreement, dated as of September 13, 2016, by and among LogMeIn, Inc., Citrix Systems, Inc. and GetGo, Inc. (incorporated by reference to Exhibit 2.1 to the Registration Statement on Form S-4 filed by LogMeIn, Inc. on September 15, 2016 (No. 333-213651)).

2.4	Voting Agreement, dated as of July 26, 2016, by and between Citrix Systems, Inc. and Michael K. Simon (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 filed by LogMeIn, Inc. on September 15, 2016 (No. 333-213651)).

31	Amendment to Second Amended and Restated By-Laws of LogMeIn, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by LogMeIn, Inc. on July 26, 2016).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)	Exhibits, annexes and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be supplementally provided to the Securities and Exchange Commission upon request.

A list of the exhibits, annexes and schedules to the Agreement and Plan of Merger follows:

Annex A	Term Sheet for Loan Agreement
Annex B	Form of Certificate of Incorporation of Surviving Corporation
Annex C	Form of Bylaws of Surviving Corporation
Annex D	Form of Cooperation Agreement
Carbon Disclosure Letter
Parent Disclosure Letter

A list of the exhibits, annexes and schedules to the Separation and Distribution Agreement follows:

Exhibit A	Internal Reorganization Plan
Exhibit B	Form of IP License Agreement
Exhibit C	Form of Employee Matters Agreement
Exhibit D	Form of Transition Services Agreement
Exhibit E	Forms of Assignment of Intellectual Property
Schedules to Sections 1.1, 2.2 and 2.4