Form 10-K
period 2016-12-31
LogMeIn, Inc.
filed 2017-03-01
CIK 1420302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Select Market on June 30, 2016 was $1,546,359,082.

As of February 24, 2017, the registrant had 52,572,017 shares of Common Stock, $0.01 par value per share, outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for the 2017 annual stockholders’ meeting are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

Overview

LogMeIn simplifies how people connect with each other and the world around them to drive meaningful interactions, deepen relationships, and create better outcomes for individuals and businesses. A market leader in communication and conferencing, identity and access, and customer engagement and support solutions, LogMeIn has millions of customers spanning virtually every country across the globe. LogMeIn is headquartered in Boston with additional locations in North America, Europe, Asia and Australia.

We incorporated under the laws of Bermuda as 3am Labs Ltd in February 2003. In August 2004, we completed a domestication in the State of Delaware under the name 3am Labs, Inc. We changed our name to LogMeIn, Inc. in March 2006. In January 2017, we completed our merger with GetGo, Inc., or GetGo, a wholly-owned subsidiary of Citrix Systems, Inc., or Citrix, which we refer to herein as the Merger. The Merger was structured as a Reverse Morris Trust transaction, whereby Citrix contributed all of the assets and liabilities related to its GoTo family of service offerings to its GetGo subsidiary, which was then merged with a wholly owned subsidiary of LogMeIn, with GetGo surviving the transaction as a wholly owned subsidiary of LogMeIn, Inc. For additional information regarding the Merger, see Note 15 of our Notes to Consolidated Financial Statements. Our principal executive offices are located at 320 Summer Street, Boston, Massachusetts 02210. Our website address is www.LogMeInInc.com. We have included our website address in this report solely as an inactive textual reference.

We introduced our first cloud-based connectivity offering in 2004, which allowed users to securely connect to remote computer resources, including files, applications and the remote device itself. Used primarily by mobile professionals to work remotely and by IT service providers to remotely manage computers and servers, this remote access solution was designed to give users the flexibility to work and interact with their computer resources from any other Internet-connected computer. We have since used this scalable technical platform to expand the types of devices and data that can be accessed remotely, while introducing a variety of cloud-based offerings or applications built off of this platform designed to address the needs of today’s collaboration, identity and access management, customer service, IT management and connected product markets.

We offer both free and fee-based, or premium, subscription software services. Sales of our premium services are generated through word-of-mouth referrals, web-based advertising, online search, off-line advertising, broadcast advertising, the conversion of free users and expiring free trials to paid subscriptions and direct marketing to new and existing customers.

We derive our revenue principally from subscription fees from our customers, who range from multinational enterprises to small and medium businesses, or SMBs, and individual consumers, and, to a lesser extent, from the delivery of professional services primarily related to our Engagement and Support businesses. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. During the fiscal years ended December 31, 2014, 2015 and 2016, we generated revenues of $222.0 million, $271.6 million and $336.1 million, respectively.

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

•

Increased end-user and customer satisfaction.    Our customers rely on our services to improve the efficiency and effectiveness of end-user support and customer service. Satisfaction with support and other customer engagement services is primarily measured by customer satisfaction, sales conversions, call-handling times and whether or not an issue is resolved on the first call. Our services enable helpdesk technicians and customer service staff to quickly and easily engage with users, gain access to and take control over a remote user’s Internet-enabled device and, once connected, diagnose and resolve problems while interacting with and possibly training the end user. Technicians can also answer questions and resolve common dilemmas via web chat, email, SMS and popular social channels, such as Twitter.

•

Reduced time to market for new Internet connected products and related services.    Our Internet of Things, or IoT, platform called “Xively,” is designed to help manufacturers and other product companies accelerate the development, rollout, management and support of new connected products. We have found that the majority of manufacturers creating connected products today have little software or digital hardware experience and often no experience delivering an always-on Internet-delivered service. Our IoT-related professional services and our Xively IoT platform are designed to help reduce the complexity of the go-to-market process for these manufacturers, while also offering a reliable and scalable infrastructure from which they can host their new connected products. Our Xively IoT platform and professional services also provide a means to quickly integrate data generated from new connected devices to common enterprise applications, such as many popular CRM and ERP systems.

Our Business Strengths

We believe that the following strengths differentiate us from our competitors and are key to our success:

•

Large established user community.    Following our Merger with GetGo in January 2017, we now have more than two million customers and millions of free users worldwide, with products used in virtually every country around the globe. These users drive awareness of our services through personal recommendations, blogs, social media and other online communication methods and provide us with a significant audience to which we can market and sell premium services.

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

•

High recurring revenue and high transaction volumes.    We sell our premium services on a subscription basis, which provides greater levels of recurring revenues and predictability compared to traditional perpetual license-based business models. We believe that our sales model of a high volume of new and renewed subscriptions at low transaction prices increases the predictability of our revenues compared to perpetual licensed-based software businesses.

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

•

Pursue strategic acquisitions.    Strategic acquisitions remain a key growth strategy for our business and, following the close of our Merger with GetGo, we believe the scale of the combined company will allow us to further expand the range of acquisition opportunities we will be able to pursue. We plan to continue to pursue acquisitions that complement our existing business, represent a strong strategic fit and are con-

sistent with our overall growth strategy. We also target future acquisitions to expand or add functionality and capabilities to our existing portfolio of services, as well as add new services to our portfolio.

•

Expand internationally.    We now have more than two million customers and millions of free users worldwide, with products used in virtually every country around the globe. We continue to believe there is a significant opportunity to increase our sales internationally. We intend to continue to expand our international sales and marketing personnel and increase our international marketing expenditures to take advantage of this opportunity.

•

Continue to build our user community.    We grow our community of users by offering popular free services and through paid advertising that targets prospective customers who are seeking cloud connectivity services. This strategy improves the effectiveness of our online advertising by increasing our response rates when people seeking remote access, collaboration, customer engagement and data services conduct online searches. In addition, our large and growing community of users drives awareness of our services and increases referrals of potential customers and users.

Our Services

Our core cloud-based services can generally be categorized into four business lines based on customer needs and respective use cases:

Communications and Collaboration.    Our communication and collaboration services are designed to deliver simpler, more intelligent ways for people to meet, market and train that deepen relationships and enable users to achieve amazing outcomes. These individual services are as follows:

•

GoToMeeting is an easy-to-use, secure and cost-effective product for online meetings, sales demonstrations and collaborative gatherings. GoToMeeting users can easily host or participate in online meetings from the GoToMeeting web site or executable customer software. GoToMeeting comes equipped with integrated conference dial-in numbers, Voice over Internet Protocol, or VoIP, and HDFaces high-definition video conferencing. It features an advanced, secure communication architecture that uses industry-standard secure sockets layer, or SSL, encryption.

•

GoToTraining is an easy-to-use and secure online training product that enables individuals and enterprises to provide interactive training sessions to customers and employees in any location. GoToTraining users can easily create curriculums for their students from a Mac, PC or mobile device without significant training or IT support; attendees can join from a Mac, PC, iPad, iPhone or Android device. GoToTraining includes such features as full-service registration with real-time reports, materials, automated email templates, polling and survey capabilities as well as testing and high-definition webcam sharing for up to six participants and VoIP and toll-based phone options.

•

GoToWebinar is an easy-to-use, do-it-yourself webinar product, allowing organizations to increase market reach and effectively present online to geographically dispersed audiences. GoToWebinar users can easily host, attend or participate in a webinar session from a Mac, PC or mobile device without significant training or IT support; attendees can join from a Mac, PC, iPad, iPhone or Android device. GoToWebinar includes such features as full-service registration with real-time reports, customized branding, automated email templates, polling and survey capabilities, a webinar dashboard for monitoring attendance and participation, easy presenter controls for changing presenters and high-definition webcam sharing for up to six organizers and panelists and VoIP and toll-based phone options.

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

•

OpenVoice is a reservation-less audio conferencing service, providing robust web-based account tools that allows user provisioning and audio meeting controls for users to manage small and large audio conferences without operator assistance. OpenVoice integrates seamlessly with GoToMeeting, GoToTraining and GoToWebinar, adding a toll-free number to online sessions.

•

Grasshopper is a provider of cloud-based telephony solutions for small businesses that allows organizations to establish professional voice presence (e.g., Interactive Voice Response, or IVR, routing, voicemail, etc.) without costly hardware investments. Grasshopper provides users with toll free or local numbers and enables employees to use their personal devices to make and receive calls from their business line via a mobile app.

Engagement and Support.    Our customer engagement and support services empower external customer service and support organizations, online retail and web-based businesses, as well as IT outsourcers and internal IT departments to provide more human and intelligent ways to deliver customer engagement and support that leads to improved satisfaction, engagement and productivity:

•

BoldChat is our web-based live chat service that helps customer service staff, ranging from sales to pre-and-post sale support, to directly engage and provide assistance to visitors of their organization’s website. Key features include real-time visitor monitoring, co-browsing, detailed reporting on chat activity and its overall effectiveness, the ability to define rules that automatically trigger the initiation of a chat window, the ability to route and distribute chats to improve efficiency and the ability to monitor and manage customer conversations on Twitter, email and via SMS messages. Our BoldChat service offerings range from a basic free offering to a fully-featured enterprise offering, with multiple pricing tiers based on the number of users and desired features.

•

GoToAssist, GoToAssist Corporate and GoToAssist Seeit provide easy-to-use cloud-based IT support solutions designed to deliver maximum uptime for people and their computers, mobile devices and apps. GoToAssist’s integrated toolset is built specifically for IT managers, consultants and managed service providers. GoToAssist Corporate enables individuals and support organizations to instantly and securely connect to customers and provide live remote assistance using two-way screen-sharing, integrated chat and mouse and keyboard control to resolve technical issues. GoToAssist Seeit enables individuals and support organizations to instantly and securely connect to a live stream of an individual’s mobile device camera allowing the individual to physically show the technician any support issue that requires resolution.

•

LogMeIn Rescue, Rescue Lens and LogMeIn Rescue+Mobile are our web-based remote support and customer care services, which are used by helpdesk professionals to provide remote support via the Internet, without the need of pre-installed software. Using LogMeIn Rescue, support and service professionals can communicate with end users through an Internet chat window while diagnosing and repairing computer problems. If given permission by the computer user, the support professional can access, view or even take control of the end user’s computer to take necessary support actions and to train the end user on the use of software and operating system applications. LogMeIn Rescue+Mobile is an add-on of LogMeIn Rescue’s web-based remote support service that allows call center technicians and IT professionals to remotely access and support iOS, Android and Blackberry smartphones and tablets. Technicians can send a text message directing users to download a small software application onto their mobile device, which, once installed, allows the technician to remotely access, control and troubleshoot the phone or tablet. A complimentary and optional offering with any LogMeIn Rescue or LogMeIn Rescue+Mobile license, Rescue Lens extends this remote support paradigm to virtually any product — not just computers and smartphones — by enabling end users to utilize the cameras on their personal smartphone or tablet to stream live video back to support professionals. With Rescue Lens, the end user simply downloads an app from the Google Play or iOS App Store, enters a pin code to ensure security, and points the camera at the device or product that needs support. The support professional can then verbally and visually guide them through a resolution.

•

Xively is our IoT cloud platform and connected product management solution designed to help businesses build, run and support a rapidly growing class of Internet-connected devices which lack a traditional operating system. The Xively IoT platform provides the infrastructure needed to help businesses reduce the costs of, and accelerate the time-to-market for, new Internet-connected products, while also helping these businesses manage the data created by these Internet-connected products and support the customers using them.

Identity and Access.    Our identity and access management services provide individuals, line-of-business teams, security professionals, as well as internal and external IT professionals with simple and secure remote access tools needed to manage and secure passwords, remote computers and other Internet-enabled devices and internet applications, as well as to automate common IT tasks.

•

LogMeIn Central is a web-based management console that helps IT professionals access, manage and monitor remote computers, deploy software updates and patches, automate IT tasks and run hundreds of versions of antivirus software. LogMeIn Central is offered as a premium service with multiple pricing tiers based on the number of computers supported and desired features.

•

GoToMyPC is an online service that enables mobile workstyles by providing secure, remote access to a PC or Mac from virtually any Internet-connected computer, as well as from supported iOS or Android mobile devices, such as an iPad, iPhone, Kindle Fire, and Samsung Galaxy. GoToMyPC sets up easily with a secure encrypted connection and enables individuals to remotely use any resources hosted on their desktop just as though they were sitting in front of it.

•

LogMeIn Pro is our premium remote access service that provides secure access to a remote computer or other Internet-enabled device from any other Internet-connected computer, as well as most smartphones and tablets. Once a LogMeIn Pro host is installed on a device, a user can quickly and easily access that device’s desktop, files, applications and network resources remotely from their other Internet-enabled devices. LogMeIn Pro can be rapidly deployed and installed without the need for IT expertise. Users typically engage in a free trial prior to purchase.

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

Additional Service Offerings.    In addition to the above-described core cloud-based services, we also continue to offer the following legacy services, the sales of which together comprise a much smaller percentage of our annual revenues:

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

Sales and Marketing

Our sales and marketing efforts are designed to attract prospective customers to our website, drive use of our free services or enroll them in free trials of our services and convert them to, and retain them as, paying customers. We expend sales and marketing resources through a combination of paid and unpaid sources. We also invest in public relations to broaden the general awareness of our services and to highlight the quality and reliability of our services for specific audiences. We are constantly seeking and employing new methods to reach more users and to convert them to paid subscribers. For the years ended December 31, 2014, 2015 and 2016, we spent $119.5 million, $138.9 million and $162.8 million, respectively, on sales and marketing.

New Account Sales.    Our sales are typically preceded by a trial of one of our services and 98% of our sales transactions are settled via credit card. Our sales operations team manages the processes, systems and procedures that determine whether or not a trial should be managed by a telephone-based sales representative or handled via our e-commerce sales process. As of December 31, 2016, we employed 185 telephone-based sales representatives to manage newly generated trials. In addition, a small sales and business development team concentrates on sales to larger organizations and the formulation of strategic technology partnerships that are intended to generate additional sales.

International Sales.    We currently have sales teams located in Ireland, the United Kingdom, India and Australia focusing on international sales. In the years ended December 31, 2014, 2015 and 2016, we generated approximately 33%, 30% and 29%, respectively, of our revenue outside of the United States. As of December 31, 2014, 2015 and 2016, approximately 28%, 25% and 29% of our long-lived assets were located outside of the United States.

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

Direct Advertising Into Our User Community.    We have a large existing user community comprised of both free users and paying customers. Users of most of our services come to our website each time they log in to their account and we use this opportunity to promote additional premium services to them.

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

Public Relations.    We engage in targeted public relations programs, including issuing press releases announcing important company events and product releases, participating in interviews with reporters and analysts, both general and industry specific, and by attending panel and group discussions and speeches at industry events. We also register our services in awards competitions and encourage bloggers to comment on our products.

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

Gravity is physically hosted in geographically diverse third-party co-location facilities located in the United States, United Kingdom, Germany, Brazil, Singapore and Australia. Our goal is to maintain sufficient excess capacity such that any one of the data centers could fail and the remaining data centers could handle the service load without extensive disruption to our services. During the twelve months ended December 31, 2016, our Gravity service was available 99.96% of the time.

Research and Development.    We have made and intend to continue making significant investments in research and development in order to continue to improve the efficiency of our service delivery platform, improve our existing services and bring new services to market. Our primary engineering organization is based in Budapest, Hungary, where the first version of our remote access service was developed. Approximately 40% of our employees, as of December 31, 2016, work in research and development. Research and development expenses totaled $33.5 million, $42.6 million and $57.2 million in the years ended December 31, 2014, 2015 and 2016, respectively.

Intellectual Property.    Our intellectual property rights are important to our business. We rely on a combination of copyright, trade secret, trademark, patent and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. Following our Merger with GetGo, our patent portfolio now consists of 155 issued patents with an additional 150 patent applications pending. We are also in the process of filing additional patent applications that cover other features of our services.

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

Competition

The market that we compete in is evolving and we expect to face additional competition in the future. We believe that the key competitive factors in the market include:

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

We believe that our large user base, efficient customer acquisition model and low service delivery costs enable us to compete effectively against services offered by our largest competitors, which include Adobe Connect, Amazon, Cisco Systems’ WebEx division, Google and Microsoft Skype. Our audio services also compete with conferencing call solutions from AT&T, BT, Intercall, PGi, RingCentral, Verizon and Vonage. Certain of our services also compete with current or potential services offered by companies like AgileBits, Apple, Ayla Networks, BlueJeans Networks, Box, Dashlane, Dropbox, GFI, IBM, KeePass, LivePerson, OKTA, Oracle, PTC, Splashtop, TeamViewer and Zoom Video Communications.

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

Available Information

Copies of the periodic reports that we file with the Securities and Exchange Commission, or SEC, such as our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any other filings may be obtained by the public, free of charge, by visiting the Investors section of our website at https://investor.logmeininc.com/sec.cfm, as soon as reasonably practicable after they have been filed with the SEC, or by contacting our Investor Relations department at our office address listed above. Additionally, the SEC maintains copies of any materials that we may file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet site that contains periodic reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, our references to the URLs for these websites are intended to be inactive textual references only.

Employees

As of December 31, 2016, we had 1,124 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

RISKS RELATED TO OUR BUSINESS FOLLOWING THE MERGER

We may not realize the anticipated cost synergies and growth opportunities from the Merger.

We previously announced that we expect to realize cost synergies, growth opportunities and other financial and operating benefits as a result of our merger with GetGo, Inc., or GetGo, a wholly-owned subsidiary of Citrix Systems, Inc., or Citrix, which we completed in January 2017 and refer to as the Merger. In connection with the Merger, Citrix transferred its GoTo family of service offerings, or the GoTo Business, to GetGo, which we refer to as the Separation, and then distributed the shares of GetGo to Citrix stockholders on a pro rata basis, which we refer to as the Distribution. Our success in realizing these benefits, and the timing of their realization, depends on the successful integration of the business operations of Citrix’s GoTo family of products known as the “GoTo Business.” Even if we are able to integrate the GoTo Business successfully, we cannot predict with certainty if or when these cost synergies, growth opportunities and benefits will occur, or the extent to which they will actually be achieved. For example, the benefits from the Merger may be offset by costs incurred in integrating the companies. Realization of any benefits and synergies could be affected by the factors described in other risk factors and a number of factors beyond our control, including, without limitation, general economic conditions, further consolidation in the industry in which we operate, increased operating costs and regulatory developments.

The integration of the GoTo Business presents significant challenges.

There is a significant degree of difficulty inherent in the process of integrating the GoTo Business with our company. These difficulties include:

•	the integration of the GoTo Business with our current businesses while carrying on the ongoing operations of all businesses;

•	managing a significantly larger company than before the consummation of the Merger;

•	coordinating geographically separate organizations;

•	integrating the business cultures of both companies, which may prove to be incompatible;

•	creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters;

•	integrating certain information technology, purchasing, accounting, finance, sales, billing, human resources, payroll and regulatory compliance systems; and

•	the potential difficulty in retaining key officers and personnel of our company and GetGo.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities in one or more of our businesses. Members of our senior management may be required to devote considerable amounts of time to this integration process, which will decrease the time they will have to manage the business of our company, serve the existing businesses, or develop new products or strategies. If our senior management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer.

Our successful or cost-effective integration of the GoTo Business cannot be assured. The failure to do so could have a material adverse effect on our business, financial condition or results of operations after the Merger.

We will incur significant costs related to the Merger that could have a material adverse effect on our liquidity, cash flows and operating results.

In 2017, we expect to incur approximately $45 million of Merger-related fees and expenses, including legal, accounting and other professional fees and transition and integration-related expenses, including severance and retention costs. During the year ended December 31, 2016, we incurred $16.2 million of transaction, transition and integration-related fees and expenses. While we expect to be able to fund these costs using cash from operations and borrowings under existing credit sources, these costs will negatively impact our liquidity, cash flows and result of operations in the periods in which they are incurred.

The Merger may discourage other companies from trying to acquire us for a period of time following completion of the Merger.

Certain provisions of the Amended and Restated Tax Matters Agreement that we entered into with Citrix and GetGo in connection with the Merger, which we refer to as the Tax Matters Agreement, which is intended to preserve the tax-free nature of certain aspects of the Separation and the Distribution for U.S. federal income tax purposes, may discourage acquisition proposals for a period of time following the Merger. We issued approximately 27.3 million shares of our common stock including restricted stock units, in connection with the Merger. Because we have significantly more shares of common stock outstanding after the consummation of the Merger, an acquisition of our company may become more expensive. As a result, some companies may not seek to acquire us.

Depending upon the facts and circumstances, the Distribution, the Merger or both could be taxable to Citrix stockholders, the Distribution could be taxable to Citrix, and we may be obligated to indemnify Citrix for such taxes and certain tax-related losses.

The U.S. federal income tax consequences of the Distribution and Merger to Citrix and Citrix stockholders depend upon whether the contribution of specified assets and liabilities of the GoTo Business, which we refer to herein as the Contribution and the Distribution, taken together, qualify as a reorganization under Sections 368(a) and 355 of the Internal Revenue Code of 1986, as amended, or the Code, and the Merger qualifies as a reorganization under Section 368(a) of the Code, in each case based on the applicable facts and circumstances that existed on the date of the Distribution and the Merger. If each of the Distribution and Merger so qualify, then (i) Citrix stockholders will generally not recognize any gain or loss for U.S. federal income tax purposes as a result of the Distribution or the Merger, except for any gain or loss attributable to the receipt of cash in lieu of fractional shares of our common stock, and (ii) except for taxable income or gain possibly arising as a result of certain internal reorganization transactions undertaken prior to or in anticipation of the Distribution, Citrix will not recognize any gain or loss. Citrix received a tax opinion in connection with the Distribution and Contribution, which we refer to as the Distribution Tax Opinion, that provides in part that the Distribution and Contribution, taken together, qualify as a reorganization under Sections 368(a)(1)(D) and 355 of the Code. LogMeIn and Citrix have received opinions from our respective outside legal counsel that provide in part that the Merger qualifies as a reorganization under Section 368(a) of the Code. These opinions are not binding on the Internal Revenue Serv-

ice, or the IRS, or the courts, and the IRS or the courts may not agree with the conclusions reached in these opinions. There can be no assurance that the IRS will not successfully assert that either or both of the Distribution and the Merger are taxable transactions, and that a court will not sustain such assertion, which could result in tax being incurred by Citrix stockholders and Citrix.

Even if the Contribution and Distribution, taken together, otherwise qualify as a reorganization under Sections 368(a) and 355 of the Code, the Distribution will nonetheless be taxable to Citrix (but not to Citrix stockholders) pursuant to Section 355(e) of the Code if 50% or more of the stock of either Citrix or GetGo (including our stock after the Merger, as the parent of GetGo) is acquired, directly or indirectly (taking into account our stock acquired by Citrix stockholders in the Merger), as part of a plan or series of related transactions that includes the Distribution. In that regard, because Citrix stockholders owned more than 50% of our stock following the Merger, the Merger standing alone will not cause the Distribution to be taxable under Section 355(e) of the Code, and the Distribution Tax Opinion so provided. However, if the IRS were to determine that other acquisitions of Citrix stock or our stock are part of a plan or series of related transactions that includes the Distribution, such determination could result in the recognition of gain by Citrix (but not by Citrix stockholders) for U.S. federal income tax purposes, and the amount of taxes on such gain would likely be substantial.

Under the Tax Matters Agreement, which provides for, among other things, the allocation between Citrix, on the one hand, and GetGo and us, on the other hand, of certain tax assets and liabilities, GetGo and we may be obligated, in certain cases, to indemnify Citrix against taxes and certain tax-related losses on the Distribution that arise as a result of GetGo’s or our actions, or failure to act. Any such indemnification obligation would be substantial and would likely have a material adverse effect on us. In addition, even if we are not responsible for tax liabilities of Citrix under the Tax Matters Agreement, GetGo nonetheless could be liable under applicable law for such liabilities if Citrix were to pay such taxes.

Under the Tax Matters Agreement, we are restricted from taking certain actions that may adversely affect the intended U.S. federal income tax treatment of the Contribution, the Distribution, the Merger and certain related transactions consummated in connection with Citrix’s internal reorganization, and such restrictions may significantly impair our ability to implement strategic initiatives that otherwise would be beneficial.

The Tax Matters Agreement generally restricts us from taking certain actions after the Merger that may adversely affect the intended U.S. federal income tax treatment of the Merger and certain related transactions consummated in connection with Citrix’s internal reorganization. Failure to adhere to these restrictions, including in certain circumstances that may be outside of our control, could result in tax being imposed on Citrix for which we could bear responsibility and for which we could be obligated to indemnify Citrix. In addition, even if we are not responsible for tax liabilities of Citrix under the Tax Matters Agreement, GetGo nonetheless could be liable under applicable tax law for such liabilities if Citrix were to fail to pay such taxes. Because of these provisions in the Tax Matters Agreement, we restricted from taking certain actions, particularly for the two years following the Merger, including (among other things) the ability to freely issue stock, to make acquisitions and to raise additional equity capital. These restrictions could have a material adverse effect on our liquidity and financial condition, and otherwise could impair our ability to implement strategic initiatives. Also, our indemnity obligation to Citrix might discourage, delay or prevent a change of control that our stockholders may consider favorable.

We may have difficulty attracting, motivating and retaining executives and other employees following the Merger.

Uncertainty about the effect of the Merger on our employees may have an adverse effect on us and our business. Employee retention may be particularly challenging during the months immediately following the Merger, as employees may feel uncertain about their future roles. If our employees depart because of issues relating to the uncertainty or perceived difficulties of integration, our ability to realize the anticipated benefits of the Merger could be reduced.

Due to the Merger, the ability of the combined company to use net operating losses to offset future taxable income may be restricted and these net operating losses could expire or otherwise be unavailable.

As of December 31, 2016, we had federal net operating loss carryforwards, or NOLs, of approximately $16.5 million due to other acquisitions and $22.4 million of state NOLs that are not acquisition-related. In addition, we had foreign NOLs of $15.8 million that are not expected to be utilized. In general, under Section 382 of the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Following the Merger, our existing NOLs may be subject to limitations and we may not be able to fully use these NOLs to offset future taxable income. In addition, if we undergo any subsequent ownership change, our ability to utilize NOLs could be further limited. There is also a risk that, due to regulatory changes, such as suspensions on the use of NOLs, or for other unforeseen reasons, existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities.

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

Our business strategy continues to contemplate us making strategic acquisitions of, or strategic investments in, complementary businesses, services, technologies and intellectual property rights. Acquisitions of high-technology companies are inherently risky, and negotiating these transactions can be time-consuming, difficult and expensive and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. In connection with an acquisition, investment or strategic transaction we may do one or more of the following, which may harm our business and adversely affect our operating results:

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

A significant portion of our historical revenues have come from the sale of remote access and support products and a decline in sales for these products could adversely affect our results of operations and financial condition.

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

Many of our services directly compete with large, established competitors such as WebEx (a division of Cisco Systems), and certain of our services also compete with current or potential services offered by companies like Adobe, AgileBits, Amazon, Apple, Ayla Networks, BlueJeans Networks, Box, Dashlane, Dropbox, GFI, Google, IBM, KeePass, LivePerson, Microsoft, OKTA, Oracle, PTC, Splashtop, TeamViewer and Zoom Video Communications. Our audio services also compete with conference call solutions from AT&T, BT, InterCall, PGi, RingCentral, Verizon and Vonage. Many of our actual and potential competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied services and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships, access to larger customer bases and have major distribution agreements with consultants, system integrators and resellers.

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

We have in the past relied on the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as a means for legitimizing the transfer of personally identifiable information from the European Economic Area, or EEA, to the United States. However, in October 2015, the European Union Court of Justice, or ECJ, ruled that the U.S.–EU Safe Harbor Framework is no longer deemed to be a valid method of transfer of data outside of the EEA. In response to the ECJ’s opinion, we have been working to implement alternative methods to transfer data from the EEA to the United States. However, we may ultimately be unsuccessful in establishing an acceptable means for the transfer of data from the EEA.

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

On February 1, 2017, we entered into an amended and restated credit agreement with a syndicate of banks, financial institutions and other lending entities, which amended and restated our existing credit agreement dated as of February 18, 2015, as previously amended on January 22, 2016. Our secured revolving credit facility was increased from $150 million to $400 million (which may be increased by an additional $200 million if the existing or additional lenders are willing to make such increased commitments) which is available through a newly extended date of February 1, 2022, at which time any amounts outstanding will be due and payable in full. As of March 1, 2017, we had $30.0 million of outstanding borrowings under the credit facility. We may wish to borrow additional amounts under the facility in the future for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, and share repurchases, as well as for working capital.

Under our credit agreement, we are, or will be, required to comply with certain financial and operating covenants which will limit our ability to operate our business as we otherwise might operate it. Our failure to comply with any of these covenants or to meet any payment obligations under the credit facility could result in an event of default which, if not cured or waived, would result in any amounts outstanding, including any accrued interest and unpaid fees, becoming immediately due and payable. We might not have sufficient working capital or liquidity to satisfy any repayment obligations in the event of an acceleration of those obligations. In addition, if we are not in compliance with the financial and operating covenants at the time we wish to borrow additional funds, we will be unable to borrow such funds.

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

Material defects or errors in the software that we use to deliver our services could harm our reputation, result in significant costs to us and impair our ability to sell our services.

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

Generally accepted accounting principles in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results for periods prior and subsequent to such change. For example, recent new standards issued by the FASB that could materially impact our financial statements include revenue from contracts with customers, certain improvements to employee share-based payment accounting and accounting for leases. We may adopt one or more of these standards retrospectively to prior periods and the adoption may result in an adverse change to previously reported results. Additionally, the adoption of these standards may potentially require enhancements or changes in our systems and will require significant time and cost on behalf of our financial management. The prescribed periods of adoption of these standards and other pending changes in accounting principles generally accepted in the United States, are further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Pronouncements.”

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

During the period from our initial public offering in July 2009 through February 24, 2017, our common stock has traded as high as $110.10 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the success or failure of the Merger as well as our ability to realize the anticipated cost synergies, growth opportunities and other financial and operating benefits as a result of the Merger;

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	fluctuations in our recorded revenue, even during periods of significant sales order activity;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our services to achieve or maintain market acceptance;

•	changes in market valuations of companies perceived to be similar to us;

•	announcements regarding changes to our current or planned products or services;

•	success of competitive companies, products or services;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant new services, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

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

None.

ITEM 2. PROPERTIES

As of December 31, 2016, our principal facilities consist of approximately 220,000 square feet of office space at our U.S. headquarters located in Boston, Massachusetts, and approximately 72,000 square feet of space at our development facility located in Budapest, Hungary. We also have leased additional office space in San Francisco, California, Wichita, Kansas, Fairfax, Virginia and in Hungary, Ireland, Australia, the United Kingdom and India. We also lease space in third-party facilities from which we operate our data centers, which are located in the United States, the United Kingdom, Germany, Brazil, Singapore and Australia.

We believe our facilities, together with GetGo’s facilities, are sufficient to support our needs through 2017 and that additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3. LEGAL	PROCEEDINGS

On November 4, 2016, Smart Authentication IP, LLC, or Smart Authentication, filed a complaint against us in the U.S. District Court for the Eastern District of Texas (Case No. 2:16-cv-01234). The complaint alleged that our Pro, Central, Rescue, and LastPass products infringed upon U.S. Patent No. 8,082,213, which was allegedly owned by Smart Authentication and which Smart Authentication asserted related to multi-factor authentication. The complaint sought monetary damages in an unspecified amount, injunctive relief, attorneys’ fees and costs, and additional relief as was deemed appropriate by the Court. On January 23, 2017, we entered into a Settlement and License Agreement with Smart Authentication, which granted us a fully paid license covering the patent at issue. In connection with the Settlement and License Agreement, we agreed to pay Smart Authentication a one-time licensing fee. The case was dismissed by the Court on February 8, 2017.

On September 2, 2016, Meetrix IP, LLC, or Meetrix, filed a complaint against us in the U.S. District Court for the Western District of Texas (Case No. 1:16-cv-1034). The complaint, which was served upon us on September 22, 2016, alleges that our join.me service infringes upon U.S. Patent Nos. 9,253,332, 9,094,525 and 8,339,997, each of which are allegedly owned by Meetrix and which Meetrix asserts relate to audio-video conferencing collaboration. On the same date, Meetrix also filed a complaint against Citrix Systems, Inc. in the same jurisdiction (Case No. 1:16-cv-1033-LY) alleging that the GoToMeeting service, which has since been acquired by us as part of the Merger, also infringes upon U.S. Patent Nos. 9,253,332, 9,094,525 and 8,339,997. Both complaints seek monetary damages in an unspecified amount, attorneys’ fees and costs, and additional relief as is deemed appropriate by the Court. We believe we have meritorious defenses to these claims and intend to defend against them vigorously.

In March 2011, Richard Williamson, or Williamson, on behalf of and as trustee for At Home Bondholders Liquidating Trust, or At Home, filed a patent infringement suit against Citrix Systems, Inc. and others in the U.S. Federal Court for the Central District of California (Case No. 11-cv-2409). The suit alleged that certain of Citrix’s GoTo service offerings, which have since been acquired by us as part of the Merger, infringed certain claims of U.S. Patent No. 6,155,840 which is allegedly owned by At Home. In February 2016, the Court granted summary judgment, finding the asserted claims to lack patentable subject matter. In March 2016, Williamson initiated an appeal of this ruling and an appeal hearing has been scheduled for March 6, 2017.

In February 2006, ‘01 Communiqué, or ‘01, filed a patent infringement lawsuit against Citrix and Citrix Online, LLC in the United States District Court for the Northern District of Ohio (Case No. 1:06-cv-253), claiming that certain GoTo remote access service offerings, which have since been acquired by us as part of the Merger, infringed U.S. Patent No. 6,928,479, or the ‘479 Patent, which is allegedly owned by ‘01. In January 2016, an Ohio jury rendered a verdict that the GoTo services had not infringed the ‘479 Patent. Post-trial motions remain pending.

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

Certain Information Regarding the Trading of Our Common Stock

Our common stock began trading under the symbol “LOGM” on the NASDAQ Global Select Market on July 1, 2009. Prior to that date, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the NASDAQ Global Select Market:

	High	Low
2015
First Quarter	$58.16	$45.06
Second Quarter	$70.00	$54.56
Third Quarter	$75.42	$56.64
Fourth Quarter	$74.77	$64.65
2016
First Quarter	$65.94	$35.00
Second Quarter	$65.90	$47.36
Third Quarter	$94.42	$59.06
Fourth Quarter	$110.10	$86.22

Holders of Our Common Stock

As of February 24, 2017, there were 490 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name. While we are unable to estimate the actual number of beneficial holders of our common stock, we believe the number of beneficial holders is substantially higher than the number of holders of record of shares of our common stock.

Dividends

Prior to July 26, 2016, we had never declared or paid dividends on our common stock. In connection with the Merger, we declared and paid three special cash dividends of $0.50 per share of the Company’s common stock. The first cash dividend was declared by our Board of Directors on July 26, 2016 and paid on August 26, 2016 to our stockholders of record as of August 8, 2016. The second cash dividend was declared by our Board of Directors on October 27, 2016 and paid on November 22, 2016 to our stockholders of record as of November 7, 2016. The third cash dividend was declared by our Board of Directors on January 6, 2017 and paid on January 31, 2017 to our stockholders of record as of January 16, 2017.

On February 23, 2017, our Board of Directors approved a three-year capital return plan. Pursuant to the plan, we intend to return to stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. As part of this capital return plan, we expect to initiate a quarterly cash dividend of $0.25 per share, with the first dividend under this plan to be paid on May 26, 2017 to stockholders of record as of May 10, 2017. Our Board of Directors will continue to review this capital return plan for potential modifications based on the Company’s financial performance, business outlook and other considerations. Additionally, our credit facility contains certain financial and operating covenants that may restrict our ability to pay dividends in the future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

(a) Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2016.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(1)
October 1, 2016 — October 31, 2016	11,411	$91.38	11,411	$32,498,015
November 1, 2016 — November 30, 2016	10,366	$100.64	10,366	$31,454,780
December 1, 2016 — December 31, 2016	4,908	$100.99	4,908	$30,959,124

Total	26,685	$96.75	26,685

(1)	On October 20, 2014, our Board of Directors approved a $75 million share repurchase program. Share repurchases are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. During the year ended December 31, 2016, we repurchased 443,159 shares of our common stock.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on our common stock for the period from December 31, 2011 through December 31, 2016 against the cumulative total return of the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. The comparison assumes $100.00 was invested in our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index and assumes reinvestment of dividends, if any. The stock performance on the graph below is not necessarily indicative of future price performance.

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

	Years Ended December 31,
	2012	2013	2014	2015	2016
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$138,837	$166,258	$221,956	$271,600	$336,068
Cost of revenue(1)	14,504	18,816	28,732	35,458	45,501

Gross profit	124,333	147,442	193,224	236,142	290,567

Operating expenses:
Research and development(1)	26,361	29,023	33,516	42,597	57,193
Sales and marketing(1)	70,058	88,794	119,508	138,946	162,811
General and administrative(1)	21,338	29,181	30,526	33,034	60,693
Legal settlements	—	1,688	—	3,600	—
Amortization of acquired intangibles	565	682	987	1,916	5,457

Total operating expenses	118,322	149,368	184,537	220,093	286,154

Income (loss) from operations	6,011	(1,926)	8,687	16,049	4,413
Interest income	887	549	604	654	698
Interest expense	—	(2)	(2)	(574)	(1,403)
Other (expense) income, net	(641)	(89)	105	1,389	(500)

Income (loss) before income taxes	6,257	(1,468)	9,394	17,518	3,208
Provision for income taxes	(2,691)	(6,214)	(1,439)	(2,960)	(570)

Net income (loss)	$3,566	$(7,682)	$7,955	$14,558	$2,638

Net income (loss) per share:
Basic	$0.14	$(0.32)	$0.33	$0.59	$0.10
Diluted	$0.14	$(0.32)	$0.31	$0.56	$0.10
Weighted average shares outstanding:
Basic	24,711	24,351	24,385	24,826	25,305
Diluted	25,356	24,351	25,386	25,780	26,164

(1)	Includes stock-based compensation expense and intangible amortization expense as indicated in the following table:

	Years Ended December 31,
	2012	2013	2014	2015	2016
	(In thousands)
Cost of revenue:
Stock-based compensation	$484	$706	$1,107	$1,560	$2,289
Intangible amortization	1,552	1,820	3,959	4,151	6,382
Research and development:
Stock-based compensation	2,826	3,761	3,653	5,188	6,201
Sales and marketing:
Stock-based compensation	4,962	7,242	9,033	11,090	16,181
General and administrative:
Stock-based compensation	6,520	8,005	10,976	8,661	13,679

	As of December 31,
	2012	2013	2014	2015	2016
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term marketable securities	$212,092	$189,556	$201,169	$208,427	$196,466
Total assets	279,538	279,613	317,849	455,699	443,293
Deferred revenue, including long-term portion	69,649	85,163	105,250	136,989	162,253
Long-term debt	—	—	—	60,000	30,000
Total liabilities	94,901	112,274	144,005	247,888	247,177
Total equity	184,637	167,339	173,844	207,811	196,116

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

LogMeIn simplifies how people connect with each other and the world around them to drive meaningful interactions, deepen relationships, and create better outcomes for individuals and businesses. A market leader in communication and conferencing, identity and access, and customer engagement and support solutions, LogMeIn has millions of customers spanning virtually every country across the globe. LogMeIn is headquartered in Boston with additional locations in North America, Europe, Asia and Australia.

We offer both free and fee-based, or premium, subscription software services. Sales of our premium subscription software services are generated through word-of-mouth referrals, web-based advertising, online search, off-line advertising, broadcast advertising, the conversion of free users and expiring free trials to paid subscriptions and direct marketing to new and existing customers. We derive our revenue principally from subscription fees from SMBs, IT service providers, mobile carriers, customer service centers, original equipment manufacturers, or OEMs, and consumers and to a lesser extent, from the delivery of professional services primarily related to our Internet of Things business. The majority of our customers subscribe to our services on an annual basis. Our revenue is driven primarily by the number and type of our premium subscription software services to which our paying customers subscribe. For the year ended December 31, 2016, we generated revenues of $336.1 million, compared to $271.6 million for the year ended December 31, 2015, an increase of 24%. Revenue from LastPass, which we acquired in the fourth quarter of 2015, was $18.8 million for the year ended December 31, 2016.

We reported GAAP net income of $8.0 million, $14.6 million and $2.6 million for 2014, 2015 and 2016, respectively, which includes the impact of a legal settlement in the second quarter of 2015, our acquisition of LastPass in the fourth quarter of 2015, and transaction-related and integration-related fees and expenses incurred in connection with the Merger (described below). Our operating results for the years ended December 31, 2014, 2015 and 2016 include acquisition-related expenses of $4.5 million, $6.4 million and $25.1 million, respectively, amortization of acquired intangible assets of $3.8 million, $4.9 million and $10.1 million, respectively, and litigation-related expenses of $0.5 million, $5.0 million and $0.1 million. We continued to generate strong cash flows from operations of $74.2 million, $85.8 million and $92.3 million for the years ended December 31, 2014, 2015 and 2016, respectively. As of December 31, 2016, we had cash, cash equivalents and short-term marketable securities of $196.5 million, a decrease of $12.0 million from December 31, 2015. During the year ended December 31, 2016, we repaid $30.0 million of the $60.0 million borrowed under our credit facility in October 2015 to fund our acquisition of LastPass, repurchased $25.4 million of our common stock pursuant to our share repurchase program, and paid cash dividends of $25.5 million to our stockholders. We expect to continue making significant future expenditures to further develop and expand our business.

In January 2017, we completed our merger with GetGo, a wholly-owned subsidiary of Citrix, pursuant to which we combined with Citrix’s GoTo family of service offerings known as the GoTo Business, which we refer to as the Merger. In 2017, we expect to incur approximately $45 million of Merger-related fees and expenses, including legal, accounting and other professional fees and transition and integration-related expenses, including severance and retention costs. During the year ended December 31, 2016, we incurred $16.2 million of transaction, transition, and integration-related fees and expenses. For additional information regarding the Merger, see Note 15 to our Notes to Consolidated Financial Statements.

Our Board of Directors declared and paid three special cash dividends in connection with the Merger of $0.50 per share of our common stock. The first cash dividend was declared by our Board of Directors on July 26, 2016 and paid on August 26, 2016 to our stockholders of record as of August 8, 2016, and totaled $12.7 million. The second cash dividend was declared by our Board of Directors on October 27, 2016 and paid on November 22, 2016 to our stockholders of record as of November 7, 2016, and totaled $12.8 million. A third cash dividend was declared by our Board of Directors on January 6, 2017 and paid on January 31, 2017 to our stockholders of record as of January 16, 2017, and totaled $12.8 million.

Under our stock repurchase program, shares may be repurchased from time-to-time in the open market, which may include the use of 10b5-1 trading plans, or in privately negotiated transactions, in accordance with applicable securities and stock exchange rules. For the year ended December 31, 2016, we repurchased 443,159 shares of our common stock at an average price of $57.27 per share for a total cost of $25.4 million. For the year ended December 31, 2015, we repurchased 297,461 shares of our common stock at an average price of $60.81 per share for a total cost of $18.1 million. As of December 31, 2016, $31.0 million remained available under our share repurchase program.

On February 23, 2017, our Board of Directors approved a three-year capital return plan. Pursuant to the plan, we intend to return to stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. As part of this capital return plan, we expect to initiate a quarterly cash dividend of $0.25 per share, with the first dividend under this plan to be paid on May 26, 2017 to stockholders of record as of May 10, 2017. Our Board of Directors will continue to review this capital return plan for potential modifications based on the Company’s financial performance, business outlook and other considerations. The timing and number of shares to be repurchased will depend upon prevailing market conditions and other factors, including potential tax restrictions imposed on us related to the Merger and the resolution of our related IRS private letter ruling. Additionally, our credit facility contains certain financial and operating covenants that may restrict our ability to pay dividends in the future.

Certain Trends and Uncertainties

The following represents a summary of certain trends and uncertainties, which could have a significant impact on our financial condition and results of operations. This summary is not intended to be a complete list of potential trends and uncertainties that could impact our business in the long or short term. The summary, however, should be considered along with the factors identified in the section titled “Risk Factors” of this Annual Report on Form 10-K and elsewhere in this report.

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

•

Failure to successfully integrate the GoTo Business could adversely impact the market price of our common stock as well as our business and operating results. This risk, as well as risks associated with the Merger, are identified further in “Risk Factors — Risks Related to our Business Following the Merger” of this Annual Report on Form 10-K and elsewhere in this report.

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

Sources of Revenue

We derive our revenue primarily from subscription fees for our premium services from enterprise customers, SMBs, IT service providers, mobile carriers, customer service centers, OEMs and consumers and to a lesser extent, from the delivery of professional services primarily related to our Internet of Things business. The majority of customers who subscribe to our services pay in advance, typically with a credit card, for their subscription. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period. For the twelve months ended December 31, 2016, our gross annualized renewal rate was approximately 75%. Historically, we have calculated our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. As we continue to integrate the GoTo Business, we will determine a renewal rate and calculation methodology that is appropriate for the combined company.

Our revenue by service cloud (product grouping) is as follows (in thousands):

	Years Ended December 31,
	2014	2015	2016
Revenues:
Collaboration cloud	$62,746	$88,234	$117,244
Identity and Access Management cloud	74,244	92,712	120,324
Service and Support cloud	82,767	88,206	96,245
Other	2,199	2,448	2,255

Total revenue	$221,956	$271,600	$336,068

Employees

We have increased our number of full-time employees to 1,124 as of December 31, 2016 as compared to 1,006 as of December 31, 2015.

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

Cost of Revenue.    Cost of revenue consists primarily of costs associated with our data center operations, customer support centers and our Xively professional services team. Included in these costs are wages and benefits for personnel, telecommunications, hosting fees, hardware and software maintenance costs, consulting fees associated with outsourced customer support staffing and professional services team projects, depreciation associated with our data centers and contingent retention-based bonus expense related to our acquisitions (see Note 4 to the Consolidated Financial Statements). Additionally, amortization expense associated with the acquired software, technology and documented know-how, as well as internally developed software is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers are dependent on the number of customers who subscribe to our services and the complexity and redundancy of our services and hosting infrastructure. The expenses related to our professional services team are primarily driven by our investment in and efforts to support the growth of our Internet of Things business.

Research and Development.    Research and development expenses consist primarily of wages and benefits for development personnel, contingent retention-based bonus expense related to our acquisitions, rent expense primarily related to our offices in Hungary and Boston, consulting fees associated with outsourced development projects, travel-related costs for development personnel, and depreciation of assets used in development. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. The majority of our research and development employees are located in our development centers in Hungary. Therefore, a majority of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized costs of $2.1 million, $2.2 million and $1.6 million for the years ended December 31, 2014, 2015 and 2016, respectively, related to internally developed computer software to be sold as a service, which were incurred during the application development stage. The majority of research and development costs have been expensed as incurred.

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

General and Administrative.    General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, legal, finance and accounting personnel, professional fees, insurance and other corporate expenses, including acquisition-related expenses. We expect that general and administrative expenses related to personnel, recruiting, internal information systems, audit, accounting and insurance costs will increase in absolute dollars but will remain relatively constant as a percentage of revenue as we continue to support the growth of our business. Further, we expect to continue to incur acquisition-related costs in connection with the Merger and general and administrative expenses could increase if we incur litigation-related expenses associated with our defense against legal claims.

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

Revenue Recognition — We derive our revenue primarily from subscription fees related to our premium subscription services and to a lesser extent, the delivery of professional services, primarily related to our Internet of Things business. Revenues are reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction.

Revenue from our premium services is recognized on a daily basis over the subscription term as the services are delivered, provided that there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured. Subscription periods range from monthly to ten years. Our software cannot be run on another entity’s hardware and customers do not have the right to take possession of the software and use it on their own or another entity’s hardware.

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

Income Taxes — We are subject to federal, state, and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our provision for these income taxes and deferred tax assets. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate deferred tax assets, current tax liabilities and deferred tax liabilities, and we assess temporary differences resulting from differing treatment of items for tax and accounting purposes. As of December 31, 2015 and 2016, our deferred tax assets consisted primarily of net operating losses and stock-based compensation expense. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be recognized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2015 and 2016, we maintained a full valuation allowance against the deferred tax assets of our Hungarian subsidiary. This entity has historical tax losses and we concluded it was not more likely than not that these deferred tax assets are realizable.

We evaluate our uncertain tax positions based on a determination of whether and how much of a tax benefit we have taken in our tax filings is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2015, and 2016, we provided a liability of $0.9 million and $1.5 million, respectively, for uncertain tax positions. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

Goodwill and Acquired Intangible Assets — We record goodwill as the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. We do not amortize goodwill, but instead perform an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. We operate as a single operating segment with one reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of November 30, 2016, our measurement date, the fair value of the Company as a whole is substantially in excess of its carrying value. We routinely monitor our intangible assets for indicators of impairment. If an indicator exists, we compare the undiscounted expected future cash flows from the intangible asset to its carrying value. If the carrying value exceeds the undiscounted expected cash flows, we record an impairment based on the difference between the carrying value and determined fair value. Projected future cash flows are an estimate made by management which based on their nature include risks and uncertainties primarily related to acceptance of products in the marketplace. To the extent that estimates of cash flows do not come to fruition, future impairments of intangible assets may be required. No material impairments have been recorded through December 31, 2016.

We record intangible assets at their respective estimated fair values at the date of acquisition. Intangible assets are amortized based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives, which range up to eleven years.

Stock-Based Compensation — We value all stock-based compensation, including grants of stock options and restricted stock units, at fair value on the date of grant and recognize the expense over the requisite service period, which is generally the vesting period of the award, for those awards expected to vest, on a straight-line basis. We use the with-or-without method to determine when we will realize excess tax benefits from stock-based compensation. Under this method, we will realize these excess tax benefits only after we realize the tax benefits of net operating losses from operations.

The assumptions used in determining the fair value of stock-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation could be materially different in the future. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date closing price of our common stock. Restricted stock units with market-based vesting conditions are valued using a Monte Carlo simulation model. The number of shares expected to be earned, based on market conditions, is factored into the grant date Monte Carlo valuation for the awards. The grant date fair value is not subsequently adjusted regardless of the eventual number of shares that are earned based on the market condition.

We recognize compensation expense for only the portion of stock-based awards that are expected to vest. Accordingly, we have estimated expected forfeitures of stock-based awards based on our historical forfeiture rate and we use these rates to develop future forfeiture rates.

Loss Contingencies — We have been involved in various legal claims and legal proceedings and may be subject to additional legal claims and proceedings in the future that arise in the ordinary course of business. We consider the likelihood of a loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We regularly evaluate current information available and reflect the impact of negotiations, settlements, rulings, advice of legal counsel and updated information to determine whether such accruals should be adjusted and whether new accruals are required and update our disclosures accordingly. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations, financial position and cash flows. See Note 11 to the Consolidated Financial Statements for a further discussion of litigation and contingencies as well as “Legal Proceedings” in Part I, Item 3.

Results of Consolidated Operations

The following table sets forth selected consolidated statements of operations data for each of the periods indicated as a percentage of total revenue.

	Years Ended December 31,
	2014	2015	2016
Operations Data:
Revenue	100%	100%	100%
Cost of revenue	13	13	14

Gross profit	87	87	86

Operating expenses:
Research and development	15	16	17
Sales and marketing	54	51	48
General and administrative	14	12	18
Legal settlements	—	1	—
Amortization of acquired intangibles	—	1	2

Total operating expenses	83	81	85

Income from operations	4	6	1
Interest income	—	—	—
Interest expense	—	—	—
Other income (expense), net	—	—	—

Income before income taxes	4	6	1
Provision for income taxes	—	(1)	—

Net income	4%	5%	1%

Years Ended December 31, 2015 and 2016

Revenue.    Revenue increased $64.5 million, or 24%, from $271.6 million for the year ended December 31, 2015 to $336.1 million for the year ended December 31, 2016. This increase was primarily attributable to customers who purchased new, add-on and renewal subscriptions of join.me and existing customers who renewed and received our improved LogMeIn Pro and LogMeIn Central offerings at higher price points. Included in the increase is $16.1 million of revenue related to LastPass, which was acquired in October 2015.

Cost of Revenue.    Cost of revenue increased $10.0 million, or 28%, from $35.5 million for the year ended December 31, 2015 to $45.5 million for the year ended December 31, 2016. As a percentage of revenue, cost of revenue was 13% and 14% for the years ended December 31, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $5.6 million increase in hosting costs associated with managing our data centers and hosting our services due to an increase in both the number of customers using our services and the total number of devices that connected to our services. The increase was also due to a $2.2 million increase in personnel-related costs, including salary, wages, bonus, recruiting and relocation expense, and benefits and taxes as we increased the number of customer support employees to support our overall growth, and a $2.2 million increase in amortization expense associated with acquired intangibles and internally developed software. Included in the increase in personnel-related costs is a $0.7 million increase in stock-based compensation expense.

Research and Development Expenses.    Research and development expenses increased $14.6 million, or 34%, from $42.6 million for the year ended December 31, 2015 to $57.2 million for the year ended December 31, 2016. As a percentage of revenue, research and development expenses were 16% and 17% for the years ended December 31, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $5.3 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes as we increased the number of research and development employees to support our overall growth. The total increase was also due to a $3.2 million increase in contingent retention-based bonus expense primarily related to the LastPass acquisition, a $2.2 million increase in travel-related and department meeting costs, a $2.2 million increase in rent and telecommunications expense, a $0.8 million increase in depreciation expense and a $0.8 million increase in hardware and software maintenance costs. Included in the increase in personnel-related costs is a $1.0 million increase in stock-based compensation expense.

Sales and Marketing Expenses.    Sales and marketing expenses increased $23.9 million, or 17.2%, from $138.9 million for the year ended December 31, 2015 to $162.8 million for the year ended December 31, 2016. As a percentage of revenue, sales and marketing expenses were 51% and 48% for the years ended December 31, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $15.1 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes from the hiring of additional employees to support our growth in sales and to expand our marketing efforts. The total increase was also due to a $2.6 million increase in rent and telecommunications expense, a $1.4 million increase in hardware and software maintenance costs, a $1.0 million increase in credit card transaction fees related to an increase in e-commerce sales, and a $0.8 million increase in depreciation expense. Included in the increase in personnel-related costs is a $5.1 million increase in stock-based compensation expense.

General and Administrative Expenses.    General and administrative expenses increased $27.6 million, or 84%, from $33.1 million for the year ended December 31, 2015 to $60.7 million for the year ended December 31, 2016. As a percentage of revenue, general and administrative expenses were 12% and 18% for the years ended December 31, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $15.5 million increase in acquisition-related professional fees, including transaction, transition and integration-related fees and expenses incurred in connection with the Merger. The total increase in general and administrative expense was also due to a $8.8 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes as we increased the number of general and administrative employees to support our overall growth, a $1.3 million increase in consulting costs and a $0.4 million increase in audit and accounting costs. Included in the increase in personnel-related costs is a $5.0 million increase in stock-based compensation expense

Legal Settlement Expenses.    Legal settlement expenses were $3.6 million for the year ended December 31, 2015 and were associated with the Sensory Settlement Agreement (see Note 11 to the Consolidated Financial Statements). We did not incur legal settlement expenses for the year ended December 31, 2016.

Amortization of Acquired Intangibles.    Amortization of acquired intangibles increased $3.5 million from $1.9 million for the year ended December 31, 2015 to $5.5 million for the year ended December 31, 2016, primarily related to the intangible assets acquired in the LastPass acquisition in October 2015.

Interest Income.    Interest income was $0.7 million for the years ended December 31, 2015 and 2016, respectively, and was attributable to interest income on marketable securities.

Interest Expense.    Interest expense was $0.6 million and $1.4 million for the years ended December 31, 2015 and 2016, respectively, and includes amortization of financing fees and interest expense attributable to our credit facility, including borrowings outstanding to partially find our acquisition of LastPass.

Other Income (Expense), Net.    Other income (expense), net was income of $1.4 million and expense of $0.5 million for the years ended December 31, 2015 and 2016, respectively, both primarily comprised of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements occurring during the period.

Income Taxes.    We recorded a provision for federal, state and foreign income taxes of $3.0 million on profit before income taxes of $17.5 million and $0.6 million on profit before taxes of $3.2 million for the years ended December 31, 2015 and 2016, respectively, resulting in an effective tax rate of 17% and 18%, respectively. Our effective tax rate is lower than the U.S. federal statutory rate of 35% primarily due to profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate.

Net Income.    We recognized net income of $14.6 million and $2.6 million for the years ended December 31, 2015 and 2016, respectively.

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

Cost of Revenue.    Cost of revenue increased $6.7 million, or 23%, from $28.7 million for the year ended December 31, 2014 to $35.5 million for the year ended December 31, 2015. As a percentage of revenue, cost of revenue was 13% for both the years ended December 31, 2014 and 2015. The increase in absolute dollars was primarily due to a $4.0 million increase in hosting costs associated with managing our data centers and hosting our services due to an increase in both the number of customers using our services and the total number of devices that connected to our services. The increase was also due to a $1.6 million increase in personnel-related costs, including salary, wages, bonus, recruiting and relocation expense and benefits and taxes as we increased the number of customer support employees to support our overall growth, a $0.9 million increase in consulting fees, a $0.5 million increase in rent expense and a $0.3 million increase in depreciation expense. These costs were partially offset by lower contingent retention-based bonuses of $1.0 million incurred in connection with acquisitions. Included in the increase in personnel-related costs is a $0.5 million increase in stock-based compensation expense.

Research and Development Expenses.    Research and development expenses increased $9.1 million, or 27%, from $33.5 million for the year ended December 31, 2014 to $42.6 million for the year ended December 31, 2015. As a percentage of revenue, research and development expenses were 15% and 16% for the years ended December 31, 2014 and 2015, respectively. The increase in absolute dollars was primarily due to a $5.5 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes, as we increased the number of research and development employees to support our overall growth. The increase was also due to a $1.7 million increase in contingent bonus expense, primarily related to the LastPass acquisition, a $1.0 million increase in consulting fees, a $0.3 million increase in hardware and software maintenance costs and a $0.3 million increase in rent expense. Included in the increase in personnel-related costs is a $1.5 million increase in stock-based compensation expense.

Sales and Marketing Expenses.    Sales and marketing expenses increased $19.4 million, or 16%, from $119.5 million for the year ended December 31, 2014 to $138.9 million for the year ended December 31, 2015. As a percentage of revenue, sales and marketing expenses were 54% and 51% for the years ended December 31, 2014 and 2015, respectively. The increase in absolute dollars was primarily due to a $10.8 million increase in personnel-related and recruiting costs, including salary, wages, commissions, bonus, and benefits and taxes, from the hiring of additional employees to support our growth in sales and to expand our marketing efforts. The total increase in sales and marketing expense was also due to a $1.8 million increase in credit card transaction fees related to an increase in e-commerce sales, a $1.8 million increase in hardware and software maintenance costs, a $1.5 million increase in marketing programs and consulting costs, a $1.3 million increase in sales consulting costs, a $0.8 million increase in contingent bonus expense, a $0.5 million increase in depreciation expense, a $0.5 million increase in rent expense, a $0.2 million increase in office-related costs, and a $0.2 million increase in employee training costs. Included in the increase in personnel-related costs is a $2.1 million increase in stock-based compensation expense.

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

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2014	2015	2016
		(In thousands)
Net cash provided by operations	$74,153	$85,770	$92,315
Net cash (used in) provided by investing activities	(32,942)	(107,974)	7,460
Net cash (used in) provided by financing activities	(24,288)	49,592	(79,448)
Effect of exchange rate changes	(5,220)	(5,205)	(2,714)

Net increase in cash	$11,703	$22,183	$17,613

At December 31, 2016, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $196.5 million, of which $100.9 million was in the United States and $95.6 million was held by our international subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes upon repatriation. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to indefinitely reinvest our foreign earnings to fund our foreign subsidiaries.

Cash Flows From Operating Activities

Net cash provided by operating activities was $74.2 million, $85.8 million, and $92.3 million for the years ended December 31, 2014, 2015 and 2016, respectively.

Net cash inflows from operating activities during the year ended December 31, 2014 were mainly attributable to a $24.0 million increase in deferred revenue associated with upfront payments received from our customers for services. The net cash inflows from operating activities were also attributable to a $9.2 million increase in accrued expenses, our net income of $8.0 million, a $1.8 million decrease in prepaid expenses and other current assets, a $1.7 million increase in accounts payable and a $1.6 million increase in other long-term liabilities. The net cash inflows from operating activities were offset by a $5.8 million increase in accounts receivable. The increase in accrued expenses was primarily driven by a $5.2 million increase in payroll and payroll related costs and a $3.0 million increase in accrued marketing programs. The decrease in prepaid expenses and other current assets was primarily driven by a $2.2 million decrease in prepaid tax. The decrease in prepaid expenses and other current assets was offset by a $1.0 million increase in prepaid software subscription fees. Additionally, included in net cash inflows from operating activities are add-backs of non-cash charges, including $24.8 million for stock compensation, $11.1 million for depreciation and amortization partially offset by a $2.7 million benefit from deferred income taxes resulting from differing treatment of items for tax and accounting purposes.

Net cash inflows from operating activities during the year ended December 31, 2015 were mainly attributable to a $28.9 million increase in deferred revenue associated with upfront payments received from our customers, net income of $14.6 million, a $2.7 million increase in other long-term liabilities, a $2.3 million increase in accrued liabilities, a $2.2 million decrease in accounts receivable and a $1.4 million increase in accounts payable. These cash inflows are partially offset by a $2.8 million increase in prepaid expenses and other current assets. Additionally, included in net cash inflows from operating activities are add-backs of non-cash charges, including $26.5 million for stock-based compensation expense and $13.7 million for depreciation and amortization. The increase related to other long-term liabilities includes the impact of contingent retention-based bonuses associated with our acquisitions (See Note 4 to the Consolidated Financial Statements).

Net cash inflows from operating activities during the year ended December 31, 2016 were mainly attributable to a $27.0 million increase in deferred revenue associated with upfront payments received from our customers, a $6.1 million increase in accounts payable, an $8.4 million increase in accrued expenses, and a $6.0 million decrease in prepaid expenses and other current assets, primarily due to $5.7 million in tax refunds received in the fourth quarter of 2016. These cash inflows were partially offset by a $10.2 million increase in accounts receivable. Accrued expenses and accounts payable included $6.2 million in acquisition-related professional fees, including transaction, transition, and integration-related fees and expenses. Additionally, included in net cash inflows from operating activities are add-backs of non-cash charges, including $38.4 million for stock-based compensation expense, $21.5 million for depreciation and amortization, $0.5 million for the change in fair value of the contingent consideration liability related to the LastPass acquisition partially offset by $6.5 million related to excess tax benefits realized from stock-based awards and a $3.3 million benefit from deferred income taxes resulting from differing treatment of items for tax and accounting purposes.

Cash Flows From Investing Activities

Net cash used in investing activities was $32.9 million, $108.0 million for the years ended December 31, 2014 and 2015, respectively, and net cash provided by investing activities was $7.5 million for the year ended December 31, 2016.

Net cash used in investing activities for the year ended December 31, 2014 was primarily related to the acquisitions of Ionia Corporation, or Ionia, in March 2014, BBA, Inc., d/b/a “Meldium,” or Meldium, in August 2014, and Zamurai Corporation, or Zamurai, in September 2014 for $22.4 million in the aggregate, net of cash acquired, and the purchase of $7.5 million in property and equipment mainly related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure, and the expansion of our offices. Net cash used in investing activities also related to $2.5 million in intangible asset additions, primarily for capitalized costs related to internally developed computer software to be sold as a service which were incurred during the application development stage.

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

Net cash provided by investing activities for the year ended December 31, 2016 was primarily attributable to $29.1 million in net proceeds from maturities of marketable securities. These cash inflows were partially offset by purchases of $14.0 million in property and equipment related to the expansion and upgrade of our data center capacity, our internal IT infrastructure and our offices, $6.0 million for an acquisition, and $1.6 million in intangible asset additions for capitalized costs related to internally developed computer software to be sold as a service which were incurred during the application development stage.

Cash Flows From Financing Activities

Net cash used in financing activities was $24.3 million and $79.4 million for the years ended December 31, 2014 and 2016, respectively. Net cash provided by financing activities was $49.6 million for the year ended December 31, 2015.

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

Net cash used in financing activities for the year ended December 31, 2016 related to the purchase of $25.4 million of treasury stock pursuant to our share repurchase program, the repayment of $30.0 million related to our credit facility, the payment of $14.4 million for payroll taxes related to vesting of restricted stock units and dividend payments to our stockholders of $25.5 million. These payments were partially offset by $11.8 million in proceeds received from the issuance of common stock upon exercise of stock options.

In the year ended December 31, 2016, we had a multi-currency credit facility with a syndicate of banks, financial institutions and other lending entities that provides for a secured revolving line of credit of up to $150 million, which could be increased by an additional $50 million subject to further commitment from the lenders. In February 2017 we amended and restated the credit facility to, among other things, increase the secured revolving line of credit to up to $400 million, which may be further increased by an additional $200 million subject to further commitment from the lenders. The amended and restated credit facility matures on February 1, 2022 and includes certain financial covenants with which we must comply. We expect to use the credit facility for general corporate purposes, including the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital (see Notes 14 and 15 to our Consolidated Financial Statements for additional details). As of December 31, 2016, we had $30.0 million of outstanding borrowings under the credit facility.

We have been purchasing treasury stock since 2013 pursuant to share repurchase programs approved by our Board of Directors. As of December 31, 2016, we had $31.0 million remaining under the share repurchase program. Our ability to repurchase shares is subject to our having sufficient cash available and maintaining compliance with credit facility covenants.

Future Expectations

We believe that our current cash and cash equivalents, together with cash generated from operations and our credit facility, will be sufficient to meet our ongoing operations working capital and capital expenditure requirements, as well as our acquisition-related fees and expenses related to the Merger. In 2017, we expect to incur approximately $45 million of Merger-related fees and expenses and transition and integration-related expenses, including severance and retention costs. While we expect to be able to fund these costs using existing cash and cash generated from operations, these costs will negatively impact our liquidity, cash flows and results of operations in the periods in which they are incurred.

In January 2017, we paid a $12.8 million dividend to our stockholders. Additionally, on February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we intend to return to our stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. As part of this capital return plan, we expect to initiate a quarterly cash dividend of $0.25 per share, with the first dividend under this plan to be paid on May 26, 2017 to stockholders of record as of May 10, 2017. Our Board of Directors will continue to review this capital return plan for potential modifications based on the Company’s financial performance, business outlook and other considerations. Our ability to repurchase our shares and/or pay dividends to our stockholders is subject to our having sufficient cash available and our maintaining compliance with our credit facility covenants as well as any potential tax restrictions imposed on us related to the Merger and the resolution of our related IRS private letter ruling.

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

In addition to our consolidated financial statements prepared in accordance with GAAP, to date, we have considered the following non-GAAP financial measures to be key indicators of our financial performance:

•	“Non-GAAP operating income,” which we define as GAAP income from operations excluding acquisition-related costs and amortization, stock-based compensation expense and litigation-related expense;

•

“Adjusted EBITDA,” which we define as GAAP net income excluding interest and other income (expense), net, income tax expense, depreciation and amortization expenses, acquisition-related costs, stock-based compensation expense and litigation-related expense;

•

“Non-GAAP provision for income taxes,” which we define as GAAP provision for income taxes excluding the tax impact from acquisition-related costs and amortization, stock-based compensation expense and litigation-related expenses;

•

“Non-GAAP net income,” which we define as GAAP net income excluding stock-based compensation expense, litigation-related expense, acquisition-related costs and amortization and the tax effect of the non-GAAP items; and

•	“Non-GAAP earnings per share,” which we define as non-GAAP net income divided by diluted average weighted shares outstanding.

The expenses described below have been excluded from our GAAP results to arrive at our non-GAAP measures, as outlined above:

•

Acquisition-related costs relate to costs associated with the acquisitions of intellectual property and businesses and include transaction, transition and integration-related fees and expenses (including legal, accounting and other professional fees, severance, retention bonuses) and subsequent adjustments to our initial estimated amount of contingent consideration associated with acquisitions.

•	Acquisition-related costs and amortization relate to acquisition-related costs, as defined above, and the amortization of acquired intangible assets.

•	Stock-based compensation expense relates to stock-based compensation awards granted to our executive officers, employees and outside directors.

•	Litigation-related expense relate to costs associated with the defense and settlement of claims brought against us including intellectual property infringement claims and other material litigation.

•	Depreciation and amortization expenses relate to costs associated with the depreciation and amortization of fixed and intangible assets.

•

Interest and other income (expense), net relates to the interest earned on outstanding cash balances and marketable securities, interest expense primarily related to our credit facility, as well as realized and unrealized foreign currency gains and losses resulting from multi-currency settlements occurring during the period and period end translation adjustments.

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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows (in thousands, except per share data):

	Years Ended December 31,
Non-GAAP Operating income	2014	2015	2016
GAAP Income from operations	$8,687	$16,049	$4,413
Add Back:
Stock-based compensation expense	24,769	26,499	38,350
Litigation-related expenses	475	4,963	148
Acquisition-related costs and amortization	8,237	11,216	35,124

Non-GAAP Operating income	$42,168	$58,727	$78,035

	Years Ended December 31,
Adjusted EBITDA	2014	2015	2016
GAAP Net income	$ 7,955	$ 14,558	$ 2,638
Add Back:
Stock-based compensation expense	24,769	26,499	38,350
Litigation-related expenses	475	4,963	148
Acquisition-related costs	4,466	6,345	25,063
Depreciation and amortization expense	11,137	13,698	21,505
Interest and other (income) expense, net	(707)	(1,469)	1,205
Income tax expense	1,439	2,960	570

Adjusted EBITDA	$49,534	$ 67,554	$89,479

	Years Ended December 31,
Non-GAAP Net income	2014	2015	2016
GAAP Net income	$ 7,955	$ 14,558	$2,638
Add Back:
Stock-based compensation expense	24,769	26,499	38,350
Litigation-related expenses	475	4,963	148
Acquisition-related costs and amortization	8,237	11,216	35,124
Less:
Income tax effect of non-GAAP items	(11,509)	(14,568)	(23,255)

Non-GAAP Net income	$29,927	$ 42,668	$53,005

	Years Ended December 31,
Non-GAAP Earnings per share	2014	2015	2016
GAAP Diluted earnings per share	$ 0.31	$ 0.56	$ 0.10
Add Back:
Stock-based compensation expense	0.98	1.03	1.47
Litigation-related expenses	0.02	0.19	0.01
Acquisition-related costs and amortization	0.32	0.44	1.34
Less:
Income tax effect of non-GAAP items	(0.45)	(0.56)	(0.89)

Non-GAAP Earnings per share	$ 1.18	$ 1.66	$ 2.03

Shares used in computing diluted non-GAAP earnings per share	25,386	25,780	26,164

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2016 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)(1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$88,250	$11,106	$21,403	$20,195	$35,546
Credit facility(2)	30,000	—	—	30,000	—
Hosting service agreements	20,965	9,826	8,915	2,224	—

Total	$139,215	$20,932	$30,318	$52,419	$35,546

(1)	Excluded from the table above is $1.5 million related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.
(2)	The credit facility matures in February 2020, when all amounts outstanding will be due and payable. In February 2017, we amended and restated the credit facility to, among other things, extend the maturity date to February 2022. Excluded from the table above are the quarterly commitment fees on the undrawn portion that range from 0.20% to 0.30% per annum and interest payable on any outstanding borrowings. As of February 1, 2017, the credit facility was amended and now matures on February 1, 2022 and quarterly commitment fees range from 0.15% to 0.30%.

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

As of December 31, 2016, we had letters of credit and bank guarantees of $5.7 million (of which $2.5 million is collateralized and is classified as restricted cash), primarily related to our corporate headquarters in Boston, Massachusetts.

Recent Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment, real estate or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for us on January 1, 2018, with early adoption permitted but not earlier than January 1, 2017. We are currently assessing the potential impact of the adoption of ASU 2014-09 on our consolidated financial statements, including the impact after considering the merger with GetGo on January 31, 2017.

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

On March 30, 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, and is expected to impact net income, EPS, and the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. We are currently assessing the impact of the adoption of ASU 2016-09 on our consolidated financial statements.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The purpose of ASU 2016-13 is to require a financial asset measured on the amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. This guidance is not expected to have a material impact on our consolidated financial statements.

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

On January 26, 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity’s testing of reporting units for goodwill impairment, clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual reporting periods beginning after January 1, 2020 and interim periods within those fiscal years. We are currently assessing the potential impact of the adoption of ASC 2017-04 on our consolidated financial statements.

On November 17, 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB’s EITF) (“ASU 2016-18”). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. We are currently assessing the potential impact of the adoption of ASC 2016-18 on our consolidated financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Foreign Currency Exchange Risk.    Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as a majority of our non-U.S. sales are recorded by our Irish subsidiary and as we incur significant operating expenses in our foreign subsidiaries including our Hungarian research and development facilities and our sales and marketing operations in Ireland, the United Kingdom,

Australia and India. For the years ended December 31, 2015 and 2016, approximately 30% and 29%, respectively, of our revenues were generated by our international subsidiaries and approximately 23% and 20%, respectively, of our operating expenses occurred in our international operations in Hungary, Ireland, the United Kingdom, Australia, and India.

Currently, our largest exposure to foreign currency exchange rate risk relates to the Euro, British Pound, Hungarian Forint and the Brazilian Real. To date, changes in foreign currency exchange rates have not had a material impact on our operations, and we estimate that a change of 20% or less in foreign currency exchange rates would not materially affect our operations. Through December 31, 2016 we have not, entered into any foreign currency hedging programs or instruments that would hedge or help offset such foreign currency exchange rate risk.

At December 31, 2016, cash and cash equivalents and short-term marketable securities totaled $196.5 million, of which $100.9 million was held in the United States and $95.6 million was held by our international subsidiaries. Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. Our consolidated cash balances were impacted unfavorably by $5.2 million, $5.2 million and $2.7 million in 2014, 2015 and 2016, respectively, due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro.

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

Interest expense on borrowings under our credit facility is sensitive to changes in interest rates. As of December 31, 2016, we had $30.0 million outstanding under our variable-rate credit facility. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. Interest rates on this loan will be adjusted at each rollover date to the extent such amounts are not repaid. As of December 31, 2016, the annual rate on the loan was 2.313%. If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $0.3 million. This hypothetical change in cash flows and earnings has been calculated based on the borrowings outstanding at December 31, 2016 and a 100 basis point per annum change in interest rate applied over a one-year period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LogMeIn, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

LogMeIn, Inc.

Boston, Massachusetts

We have audited the accompanying consolidated balance sheets of LogMeIn, Inc. and subsidiaries (the “Company”) as of December 31, 2015 and 2016, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of LogMeIn, Inc. and subsidiaries as of December 31, 2015 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2017 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    Deloitte & Touche LLP

Boston, Massachusetts

March 1, 2017

LogMeIn, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2015	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$123,143	$140,756
Marketable securities	85,284	55,710
Accounts receivable (net of allowance for doubtful accounts of $274 and $245 as of December 31, 2015 and 2016, respectively)	16,011	25,901
Prepaid expenses and other current assets	11,997	5,723

Total current assets	236,435	228,090
Property and equipment, net	21,711	23,867
Restricted cash	2,467	2,481
Intangibles, net	71,590	62,510
Goodwill	117,545	121,760
Other assets	5,753	4,282
Deferred tax assets	198	303

Total assets	$455,699	$443,293

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$10,327	$14,640
Accrued liabilities	31,674	35,253
Deferred revenue, current portion	134,297	156,966

Total current liabilities	176,298	206,859
Long-term debt	60,000	30,000
Deferred revenue, net of current portion	2,692	5,287
Deferred tax liabilities	5,812	2,332
Other long-term liabilities	3,086	2,699

Total liabilities	247,888	247,177

Commitments and contingencies (Note 11)
Preferred stock, $0.01 par value — 5,000 shares authorized, 0 shares outstanding as of December 31, 2015 and 2016	—	—
Equity:
Common stock, $0.01 par value — 75,000 shares authorized as of December 31, 2015 and 2016; 27,540 and 28,405 shares issued as of December 31, 2015 and 2016, respectively; 25,130 and 25,552 outstanding as of December 31, 2015 and 2016, respectively	275	284
Additional paid-in capital	276,793	314,700
Retained earnings (accumulated deficit)	21,074	(1,754)
Accumulated other comprehensive loss	(5,216)	(6,618)
Treasury stock, at cost — 2,410 and 2,853 shares as of December 31, 2015 and 2016, respectively	(85,115)	(110,496)

Total equity	207,811	196,116

Total liabilities and equity	$455,699	$443,293

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2014	2015	2016
Revenue	$221,956	$271,600	$336,068
Cost of revenue	28,732	35,458	45,501

Gross profit	193,224	236,142	290,567

Operating expenses:
Research and development	33,516	42,597	57,193
Sales and marketing	119,508	138,946	162,811
General and administrative	30,526	33,034	60,693
Legal settlements	—	3,600	—
Amortization of acquired intangibles	987	1,916	5,457

Total operating expenses	184,537	220,093	286,154

Income from operations	8,687	16,049	4,413
Interest income	604	654	698
Interest expense	(2)	(574)	(1,403)
Other income (expense), net	105	1,389	(500)

Income before income taxes	9,394	17,518	3,208
Provision for income taxes	(1,439)	(2,960)	(570)

Net income	$7,955	$14,558	$2,638

Net income per share:
Basic	$0.33	$0.59	$0.10
Diluted	$0.31	$0.56	$0.10
Weighted average shares outstanding:
Basic	24,385	24,826	25,305
Diluted	25,386	25,780	26,164

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2014	2015	2016
Net income	$7,955	$14,558	$2,638

Other comprehensive (loss) gain:
Net unrealized (losses) gains on marketable securities, (net of tax benefit of $61 for the year ended December 31, 2014 and net of tax provision of $31 and $6 for the years ended December 31, 2015 and 2016, respectively)	(107)	55	11
Net translation losses	(1,824)	(2,154)	(1,413)

Total other comprehensive loss	(1,931)	(2,099)	(1,402)

Comprehensive income	$6,024	$12,459	$1,236

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Equity

(In thousands, except share data)

	Common Stock		Additional Paid-In Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
	Number of Shares	Amount
Balance at January 1, 2014	24,103,201	$254	$200,235	$(1,439)	$(1,186)	$(30,525)	$167,339

Issuance of common stock upon exercise of stock options	858,988	9	17,586	—	—	—	17,595
Net issuance of common stock upon vesting of restricted stock units	300,145	4	(5,770)	—	—	—	(5,766)
Excess tax benefits realized from stock-based awards	—	—	383	—	—	—	383
Stock-based compensation	—	—	24,769	—	—	—	24,769
Treasury stock	(843,574)	—	—	—	—	(36,500)	(36,500)
Net income	—	—	—	7,955	—	—	7,955
Unrealized loss on available-for-sale securities	—	—	—	—	(107)	—	(107)
Cumulative translation adjustments	—	—	—	—	(1,824)	—	(1,824)

Balance at December 31, 2014	24,418,760	$267	$237,203	$6,516	$(3,117)	$(67,025)	$173,844
Issuance of common stock upon exercise of stock options	611,947	6	17,788	—	—	—	17,794
Net issuance of common stock upon vesting of restricted stock units	397,084	2	(11,643)	—	—	—	(11,641)
Excess tax benefits realized from stock-based awards	—	—	6,946	—	—	—	6,946
Stock-based compensation	—	—	26,499	—	—	—	26,499
Treasury stock	(297,461)	—	—	—	—	(18,090)	(18,090)
Net income	—	—	—	14,558	—	—	14,558
Unrealized gain on available-for-sale securities	—	—	—	—	55	—	55
Cumulative translation adjustments	—	—	—	—	(2,154)	—	(2,154)

Balance at December 31, 2015	25,130,330	$275	$276,793	$21,074	$(5,216)	$(85,115)	$207,811
Issuance of common stock upon exercise of stock options	409,065	4	11,749	—	—	—	11,753
Net issuance of common stock upon vesting of restricted stock units	455,594	5	(14,450)	—	—	—	(14,445)
Excess tax benefits realized from stock-based awards	—	—	2,258	—	—	—	2,258
Stock-based compensation	—	—	38,350	—	—	—	38,350
Treasury stock	(443,159)	—	—	—	—	(25,381)	(25,381)
Dividends on common stock	—	—	—	(25,466)	—	—	(25,466)
Net income	—	—	—	2,638	—	—	2,638
Unrealized gain on available-for-sale securities	—	—	—	—	11	—	11
Cumulative translation adjustments	—	—	—	—	(1,413)	—	(1,413)

Balance at December 31, 2016	25,551,830	$284	$314,700	$(1,754)	$(6,618)	$(110,496)	$196,116

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2014	2015	2016
Cash flows from operating activities
Net income	$7,955	$14,558	$2,638
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	24,769	26,499	38,350
Depreciation and amortization	11,137	13,698	21,505
Amortization of premium on investments	224	328	431
Change in fair value of contingent consideration liability	—	—	502
Amortization of debt issuance costs	—	187	293
Provision for bad debts	102	61	37
Benefit from deferred income taxes	(2,707)	(1,062)	(3,304)
Excess tax benefits realized from stock-based awards	(383)	(2,743)	(6,467)
Other, net	21	(12)	12
Changes in assets and liabilities, excluding effect of acquisitions:
Accounts receivable	(5,804)	2,224	(10,214)
Prepaid expenses and other current assets	1,822	(2,794)	5,996
Other assets	476	(454)	1,490
Accounts payable	1,727	1,420	6,149
Accrued liabilities	9,234	2,288	8,353
Deferred revenue	23,983	28,874	26,953
Other long-term liabilities	1,597	2,698	(409)

Net cash provided by operating activities	74,153	85,770	92,315

Cash flows from investing activities
Purchases of marketable securities	(95,342)	(92,335)	(35,609)
Proceeds from sale or disposal or maturity of marketable securities	95,045	107,042	64,756
Purchases of property and equipment	(7,471)	(14,219)	(14,015)
Intangible asset additions	(2,529)	(2,375)	(1,559)
Cash paid for acquisition	(22,449)	(107,575)	(6,083)
(Increase) decrease in restricted cash and deposits	(196)	1,488	(30)

Net cash (used in) provided by investing activities	(32,942)	(107,974)	7,460

Cash flows from financing activities
Borrowings (repayments) under credit facility	—	60,000	(30,000)
Proceeds from issuance of common stock upon option exercises	17,595	17,794	11,753
Excess tax benefits realized from stock-based awards	383	2,743	6,467
Payments of withholding taxes in connection with restricted stock unit vesting	(5,766)	(11,641)	(14,445)
Payment of debt issuance costs	—	(988)	(346)
Payment of contingent consideration	—	(226)	(2,030)
Dividends paid on common stock	—	—	(25,466)
Purchase of treasury stock	(36,500)	(18,090)	(25,381)

Net cash (used in) provided by financing activities	(24,288)	49,592	(79,448)

Effect of exchange rate changes on cash and cash equivalents	(5,220)	(5,205)	(2,714)

Net increase in cash and cash equivalents	11,703	22,183	17,613
Cash and cash equivalents, beginning of period	89,257	100,960	123,143

Cash and cash equivalents, end of period	$100,960	$123,143	$140,756

Supplemental disclosure of cash flow information
Cash paid for interest	$2	$574	$937
Cash paid (refunds received) for income taxes, net	$1,489	$861	$(5,439)
Noncash investing and financing activities
Acquisition of property and equipment through capital lease	$—	$—	$121
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,032	$3,145	$1,023
Fair value of contingent consideration in connection with acquisition, included in accrued liabilities	$249	$2,028	$—

See notes to consolidated financial statements.

LogMeIn, Inc.

Notes to Consolidated Financial Statements

1.	Nature of the Business

LogMeIn, Inc. (the “Company”) provides a portfolio of cloud-based service offerings which make it possible for people and businesses to simply and securely connect to their workplace, colleagues and customers. The Company’s product line in 2016 included AppGuru™, BoldChat®, Cubby™, join.me®, LastPass®, LogMeIn Pro®, LogMeIn® Central™, LogMeIn Rescue®, LogMeIn® Rescue+Mobile™, LogMeIn Backup®, LogMeIn for iOS, LogMeIn Hamachi®, Meldium™, Xively™ and RemotelyAnywhere®. The Company is headquartered in Boston, Massachusetts with wholly-owned subsidiaries located in Australia, Bermuda, Brazil, Germany, Hungary, India, Ireland, Japan, the Netherlands and the United Kingdom.

On January 31, 2017, the Company completed a merger with GetGo, a wholly-owned subsidiary of Citrix, pursuant to which the Company combined with Citrix’s GoTo family of service offerings known as the “GoTo Business” in a Reverse Morris Trust transaction (the “Merger”). The Company’s merger with GetGo provides an opportunity to expand each business’ product portfolios resulting in a more complete suite of product offerings which the Company believes will benefit both existing and new customers. The Company is in the process of allocating the purchase price to the assets acquired and liabilities assumed. Any goodwill resulting from this acquisition will not be deductible for income tax purposes. For additional information regarding the Merger, see Note 15 below.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2015 and 2016, marketable securities consisted of U.S. government agency securities and corporate bonds that have remaining maturities within two years and have an aggregate amortized cost of $85.3 million and $55.7 million, respectively. The securities have an aggregate fair value of $85.3 million and $55.7 million, including $10,000 and $17,000 of unrealized gains and $53,000 and $43,000 of unrealized losses, at December 31, 2015 and 2016, respectively.

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

Activity in the allowance for doubtful accounts was as follows (in thousands):

	December 31,
	2014	2015	2016
Balance beginning of period	$269	$301	$274
Provision for bad debt	102	61	37
Uncollectible accounts written off	(70)	(88)	(66)

Balance end of period	$301	$274	$245

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

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of November 30, 2016, our measurement date, the fair value of the Company as a whole exceeds the carrying amount of the Company. Through December 31, 2016, no impairments have occurred.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through December 31, 2016, the Company recorded no material impairments.

Revenue Recognition — The Company derives revenue primarily from subscription fees related to its premium subscription software services and to a lesser extent, the delivery of professional services, primarily related to its Internet of Things business. Revenues are reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction.

Revenue from the Company’s premium services is recognized on a daily basis over the subscription term as the services are delivered, provided that there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured. Subscription periods range from monthly to ten years. The Company’s software cannot be run on another entity’s hardware and customers do not have the right to take possession of the software and use it on their own or another entity’s hardware.

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

As of December 31, 2015 and 2016 no customers accounted for more than 10% of accounts receivable and there were no customers that represented 10% or more of revenue for the years ended December 31, 2014, 2015 or 2016.

Legal Costs — Legal expenditures are expensed as incurred.

Research and Development — Research and development expenditures are expensed as incurred.

Software Development Costs — The Company has determined that technological feasibility of its software products that are sold as a perpetual license is reached shortly before their introduction to the marketplace.

The Company capitalizes certain direct costs to develop functionality as well as certain upgrades and enhancements of its on-demand products that are probable to result in additional functionality. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized as part of intangible assets until the software is substantially complete and ready for its intended use. Internally developed software costs that are capitalized are classified as intangible assets and amortized over a three-year period.

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country, unless otherwise determined that the United States dollar would serve as a more appropriate functional currency given the economic operations of the entity. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations. The Company had foreign currency gains of $1.4 million and foreign currency losses of $0.5 million for the years ended December 31, 2015 and 2016, respectively, included in other income (expense), net in the consolidated statements of operations.

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

Advertising Costs — The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2014, 2015 and 2016 was approximately $36.8 million, $35.8 million and $29.2 million, respectively, which consisted primarily of online paid searches, banner advertising, and other online marketing and is included in sales and marketing expense in the accompanying consolidated statements of operations.

Comprehensive Loss — Comprehensive loss is the change in stockholders’ equity during a period relating to transactions and other events and circumstances from non-owner sources and currently consists of net income, foreign currency translation adjustments, and unrealized gains and losses, net of tax on available-for-sale securities. Accumulated comprehensive loss was $5.2 million at December 31, 2015 and consisted of $5.2 million related to foreign currency translation adjustments partially offset by $27,000 of unrealized losses, net of tax on available-for-sale securities. Accumulated comprehensive loss was $6.6 million at December 31, 2016 and consisted of $6.6 million related to foreign currency translation adjustments offset by $16,000 of unrealized losses, net of tax on available-for-sale securities.

Segment Data — Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker or decision making group when making decisions regarding resource allocation and assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company, whose management uses consolidated financial information in determining how to allocate resources and assess performance, has determined that it operates in one segment.

The Company’s revenue by geography (based on customer address) is as follows (in thousands):

	Years Ended December 31,
	2014	2015	2016
Revenues:
United States	$148,532	$191,300	$240,469
United Kingdom	19,452	21,662	25,738
International — all other	53,972	58,638	69,861

Total revenue	$221,956	$271,600	$336,068

The Company’s revenue by service cloud (product grouping) is as follows (in thousands):

	Years Ended December 31,
	2014	2015	2016
Revenues:
Collaboration cloud	$62,746	$88,234	$117,244
Identity and Access Management cloud	74,244	92,712	120,324
Service and Support cloud	82,767	88,206	96,245
Other	2,199	2,448	2,255

Total revenue	$221,956	$271,600	$336,068

The Company’s long-lived assets by geography are as follows (in thousands):

	Years Ended December 31,
Long-lived assets:	2014	2015	2016
United States	$9,731	$16,342	$16,872
Hungary	2,018	2,525	3,015
United Kingdom	1,139	1,963	1,964
International — all other	588	881	2,016

Total long-lived assets	$13,476	$21,711	$23,867

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

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net income per share because they had an anti-dilutive impact (in thousands):

	Years Ended December 31,
	2014	2015	2016
Options to purchase common shares	57	—	—
Restricted stock units	18	204	114

Total options and restricted stock units	75	204	114

Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	Years Ended December 31,
	2014	2015	2016
Basic:
Net income	$7,955	$14,558	$2,638

Weighted average common shares outstanding, basic	24,385	24,826	25,305

Net income per share, basic	$0.33	$0.59	$0.10

Diluted:
Net income	$7,955	$14,558	$2,638

Weighted average common shares outstanding	24,385	24,826	25,305
Add: Common stock equivalents	1,001	954	859

Weighted average common shares outstanding, diluted	25,386	25,780	26,164

Net income per share, diluted	$0.31	$0.56	$0.10

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

In the ordinary course of business, the Company enters into agreements with certain customers that contractually obligate the Company to provide indemnifications of varying scope and terms with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements, from the services provided by the Company or claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is, in many cases, unlimited. Through December 31, 2016, the Company has not experienced any losses related to these indemnification obligations.

Recently Issued Accounting Pronouncements — On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e., property plant and equipment, real estate or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 is effective for the Company on January 1, 2018, with early adoption permitted, but not earlier than January 1, 2017. The Company is currently assessing the potential impact of the adoption of ASU 2014-09 on its consolidated financial statements, including the impact after considering the merger with GetGo on January 31, 2017.

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

On March 30, 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”), which includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, and is expected to impact net income, EPS, and the statement of cash flows. The guidance is effective for annual reporting periods beginning after December 15, 2016 and interim periods within those fiscal years. The Company is currently assessing the impact of the adoption of ASU 2016-09 on its consolidated financial statements.

On June 16, 2016, the FASB issued ASU 2016-13, Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”). The purpose of ASU 2016-13 is to require a financial asset measured on the amortized cost basis to be presented at the net amount expected to be collected. Credit losses relating to available-for-sale debt securities should be recorded through an allowance for credit losses. The guidance is effective for annual reporting periods beginning after December 15, 2019 and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods therein. This guidance is not expected to have a material impact on the Company’s consolidated financial statements.

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

On January 26, 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity’s testing of reporting units for goodwill impairment, clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual reporting periods beginning after January 1, 2020 and interim periods within those fiscal years. We are currently assessing the potential impact of the adoption of ASC 2017-04 on our consolidated financial statements.

On November 17, 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB’s EITF) (“ASU 2016-18”). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. We are currently assessing the potential impact of the adoption of ASC 2016-18 on our consolidated financial statements.

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

The following table summarizes the basis used to measure certain of the Company’s financial assets and contingent consideration liability that are carried at fair value (in thousands):

	Fair Value Measurements at December 31, 2015
	Level 1	Level 2	Level 3	Total
Cash equivalents — money market funds	$10,138	$—	$—	$10,138
Cash equivalents — bank deposits	—	1	—	1
Short-term marketable securities:
U.S. government agency securities	50,237	17,994	—	68,231
Corporate bond securities	—	17,053	—	17,053

Contingent consideration liability	—	—	2,028	2,028

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents — money market funds	$11,599	$—	$—	$11,599
Short-term marketable securities:
U.S. government agency securities	34,961	8,001	—	42,962
Corporate bond securities	—	12,748	—	12,748

Bank deposits, corporate bonds and certain U.S. government agency securities are classified within the second level of the fair value hierarchy as the fair value of those assets are determined based upon quoted prices for similar assets.

The Company’s Level 3 liability at December 31, 2015 consisted of contingent consideration related to the September 5, 2014 acquisition of Zamurai and the October 15, 2015 acquisition of Marvasol, Inc. (d/b/a “LastPass”), each as described further in Note 4 below. The LastPass contingent consideration of up to $2.5 million was based on the achievement of certain bookings goals, the fair value of which was estimated at $2.0 million as of December 31, 2015, and $2.5 million as of the payout date. The fair value of contingent consideration was estimated by applying a probability based model, which utilized inputs that were unobservable in the market. Changes in the fair value of the contingent consideration liability were reflected in acquisition-related costs in general and administrative expense. The fair value of the LastPass contingent consideration liability of $2.5 million was paid in October 2016. A reconciliation of the beginning and ending Level 3 liability is as follows:

	Years Ended December 31,
	2015	2016
Balance beginning of period	$249	$2,028
Additions to Level 3	2,000	—
Payments	(226)	(2,530)
Change in fair value of contingent consideration liability	5	502

Balance end of period	$2,028	$—

4.	Acquisitions

In 2016, the Company completed the acquisition of AuthAir (on October 31, 2016); in 2015, the Company completed the acquisition of LastPass (on October 15, 2015); and in 2014, the Company completed the acquisitions of Ionia (on March 7, 2014), Meldium (on August 27, 2014) and Zamurai (on September 5, 2014). The results of operations of these acquired businesses have been included in our consolidated financial statements beginning on their respective acquisition dates.

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

In the years ended December 31, 2014, 2015 and 2016, acquisition-related costs were $4.5 million, $6.4 million and $25.1 million, respectively, including $4.1 million, $5.6 million and $8.2 million, respectively, of contingent retention-based bonus expense related to the Company’s 2014 and 2015 acquisitions, which are typically earned over the first two years following the acquisition. The Company paid $7.7 million during the year ended December 31, 2016 for contingent retention-based bonuses and contingent earnout payments related to the Company’s 2014 and 2015 acquisitions. Included in the year ended December 31, 2016 is $16.2 million of acquisition-related costs associated with the Merger.

2016 Acquisition

AuthAir

On October 31, 2016, the Company acquired all of the outstanding equity interests in AuthAir, a Woodbridge, Connecticut-based provider of proximity-based security and wireless authentication solutions, for $6.0 million plus contingent retention-based bonuses totaling up to $0.5 million to be paid to former AuthAir employees on the first and second anniversaries of the acquisition, contingent upon their continued employment and achievement of certain product integration goals. The Company has concluded that the arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met. The results of operations of AuthAir have been included in our consolidated financial results since the acquisition date and have not been material.

The following table summarizes the fair value (in thousands) of the assets acquired and liabilities assumed at the date of acquisition:

Amount
Cash and other current assets	$1
Property and equipment	18
Deferred tax assets, net	666
Other current liabilities	(78)
Completed technology	1,200
Goodwill	4,215

Total purchase price	$6,022

The goodwill recorded in connection with this transaction is primarily related to the expected synergies to be achieved related to the Company’s ability to leverage its current security offerings, customer base, sales force and business plan with AuthAir’s product and technical expertise. All goodwill and intangible assets acquired are not deductible for income tax purposes.

The Company recorded deferred tax assets of $1.1 million, primarily related to net operating losses that were acquired as a part of the acquisition. The Company also recorded a deferred tax liability of $0.5 million related to the amortization of intangible assets which cannot be deducted for tax purposes.

The allocation of the purchase price related to income taxes is preliminary, including the Company finalizing the valuation of the acquired net operating loss carryforwards. The Company expects to complete this review in the first quarter of 2017.

2015 Acquisition

LastPass

On October 15, 2015, the Company acquired all of the outstanding equity interests in LastPass, a Fairfax, Virginia-based provider of an identity and password management service, for $107.6 million, net of cash acquired, plus contingent payments totaling up to $15.0 million which are expected to be paid over a two-year period following the date of acquisition. The operating results of LastPass, which are included in the consolidated financial statements beginning on the acquisition date, are comprised of $2.7 million and $18.8 million of revenue and $3.8 million and $27.7 million of expenses for the years ended December 31, 2015 and 2016, respectively, including amortization of acquired intangible assets of $0.9 million and $6.2 million, contingent retention-based bonuses of $1.4 million and $6.7 million and a contingent consideration fair value adjustment of $0.5 million, respectively.

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

The LastPass stock purchase agreement obligates the Company to make additional contingent and retention-based bonus payments totaling up to $12.5 million to employees and former LastPass stockholders now employed by the Company on the first and second anniversaries of the acquisition date, contingent upon their continued employment and, for the first anniversary payment only, the achievement of certain bookings goals. The Company has concluded that the contingent payment arrangement is a compensation arrangement and is accruing the maximum payout ratably over the performance period, as it believes it is probable that the criteria will be met. The stock purchase agreement also included non-retention based payments of $2.5 million to LastPass stockholders which were contingent on the achievement of certain bookings goals, which the Company concluded was contingent consideration and was accounted for as part of the purchase price. This contingent consideration liability was recorded at its fair value of $2.0 million at the acquisition date. The Company assessed the probability of the bookings goals being met and at what level each reporting period. The contingent consideration liability of $2.5 million was paid in October 2016.

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

The unaudited financial information in the table below summarizes the combined results of operations of the Company and LastPass, on a pro forma basis, as though the companies had been combined. The pro forma information for the period presented includes the effects of business combination accounting resulting from the acquisition as though the acquisition had been consummated as of the beginning of 2014, including amortization charges from acquired intangible assets, interest expense on borrowings and lower interest income in connection with the Company funding the acquisition with existing cash and investments and borrowings under its credit facility, the exclusion of acquisition-related costs of the Company and LastPass, the inclusion of expense related to contingent and retention-based bonuses assuming full achievement of the financial metric and retention requirements ($7.0 million in 2014 and $5.5 million in 2015), offset by the exclusion of LastPass historical bonuses paid to LastPass non-stockholder employees in 2015 in connection with the acquisition close of $6.1 million, and the related tax effects. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2014.

Unaudited Pro Forma Financial Information

	Year Ended December 31, 2014		Year Ended December 31, 2015
	Pro Forma	As Reported	Pro Forma	As Reported
	(in thousands, except per share amounts)		(in thousands, except per share amounts)
Revenue	$230,477	$221,956	$281,980	$271,600
Net income	$1,687	$7,955	$12,038	$14,558
Earnings per share — Basic	$0.07	$0.33	$0.48	$0.59
Earnings per share — Diluted	$0.07	$0.31	$0.47	$0.56

2014 Acquisitions

Ionia

On March 7, 2014, the Company acquired all of the outstanding capital stock of Ionia, a Boston, Massachusetts based systems integrator, for a cash purchase price of $7.5 million plus contingent retention-based bonuses totaling up to $4.0 million to employees, including former Ionia stockholders now employed by the Company, on the first and second anniversaries of the acquisition, contingent upon their continued employment and achievement of certain bookings goals. The Company concluded that the arrangement was a compensation arrangement and accrued the maximum payout ratably over the performance period, as it believed it probable that the criteria would be met. The Company paid $2.0 million in March 2015 and the remaining $2.0 million in March 2016.

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

Meldium

On August 27, 2014, the Company acquired Meldium, a San Francisco, California-based provider of single sign-on password management software, through a merger transaction for a cash purchase price of $10.6 million plus contingent payments totaling up to $4.6 million to employees, including former Meldium stockholders now employed by the Company. These contingent payments included retention-based bonuses which were paid in the first two years from the date of acquisition, contingent upon continued employment and achievement of certain product integration goals. The Company concluded that the arrangement was a compensation arrangement and accrued the maximum payout ratably over the performance period, as it believed it probable that the criteria would be met. The Company paid $2.0 million in contingent payments in 2015 and the remaining $2.6 million in February 2016.

The contingent payments also included payments to non-employee stockholders of $0.2 million, which the Company concluded was contingent consideration and was part of the purchase price. This contingent liability was recorded at its fair value of $216,000 at the acquisition date and was paid in 2015.

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

Zamurai

On September 5, 2014, the Company acquired all of the outstanding capital stock of Zamurai, a San Francisco, California-based collaboration software provider, for a cash purchase price of $4.5 million plus contingent payments totaling up to $1.5 million to employees, including former Zamurai stockholders now employed by the Company. These contingent payments included retention-based bonuses which were paid on the second anniversary of the acquisition, contingent upon continued employment and achievement of certain product integration goals. The Company concluded that the arrangement was a compensation arrangement and accrued the maximum payout ratably over the performance period, as it believed it probable that the criteria would be met. The Company paid $1.5 million in contingent payments in September 2016.

The stock purchase agreement included contingent payments to non-employee stockholders of $30,000, which the Company concluded was contingent consideration and was part of the purchase price. This contingent liability was recorded at its fair value of $24,000 at the acquisition date. The Company re-measured the fair value of the contingent consideration at each subsequent reporting period and recognized any adjustments to fair value as part of earnings. The Company paid $30,000 in September 2016.

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

The changes in the carrying amounts of goodwill for the years ended December 31, 2015 and 2016 are due to the addition of goodwill resulting from the acquisitions of LastPass in 2015 and AuthAir in 2016 (See Note 4 to the Consolidated Financial Statements).

Changes in goodwill for the years ended December 31, 2015 and 2016 are as follows (in thousands):

Balance, January 1, 2015	$37,928
Goodwill related to the acquisition of LastPass	79,617

Balance, December 31, 2015	117,545
Goodwill related to the acquisition of AuthAir	4,215

Balance, December 31, 2016	$121,760

Intangible assets consist of the following (in thousands):

		December 31, 2015			December 31, 2016
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets:
Trade names and trademarks	1-11 years	$3,806	$824	$2,982	$3,806	$955	$2,851
Customer relationships	5-8 years	29,249	4,209	25,040	29,249	9,315	19,934
Domain names	5 years	915	665	250	913	796	117
Technology	3-9 years	49,978	10,368	39,610	51,179	14,942	36,237
Other	4-5 years	442	241	201	442	359	83
Internally developed software	3 years	6,754	3,247	3,507	8,313	5,025	3,288

		$91,144	$19,554	$71,590	$93,902	$31,392	$62,510

During the year ended December 31, 2016, the Company capitalized $1.2 million for completed technology as an intangible asset in connection with the AuthAir acquisition. The Company also capitalized $2.2 million and $1.6 million during the years ended December 31, 2015 and 2016, respectively, of costs related to internally developed computer software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services.

The Company is amortizing its intangible assets over the estimated lives noted above based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. Amortization relating to technology, documented know-how (other) and internally developed software is recorded within cost of revenues and the amortization of trade name and trademark, customer relationships, domain names and non-compete agreements (other) is recorded within operating expenses. Amortization expense for intangible assets consisted of the following (in thousands):

	Years Ended December 31,
	2014	2015	2016
Cost of revenue:
Amortization of internally developed computer software	$1,176	$1,196	$1,778
Amortization of acquired intangibles (1)	2,783	2,955	4,604

Sub-Total amortization of intangibles in cost of revenue	3,959	4,151	6,382
Amortization of acquired intangibles (1)	987	1,916	5,457

Total amortization of intangibles	$4,946	$6,067	$11,839

(1)	Total amortization of acquired intangibles was $3.8 million, $4.9 million and $10.1 million for the years ended December 31, 2014, 2015, and 2016, respectively.

Future estimated amortization expense for intangible assets at December 31, 2016 is as follows (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2017	$12,062
2018	11,623
2019	8,878
2020	7,824
2021	7,251
Thereafter	14,872

Total	$62,510

6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2016
Computer equipment and software	$30,030	$35,432
Office equipment	5,428	6,315
Furniture & fixtures	8,448	8,947
Construction in progress	93	1,443
Leasehold improvements	8,121	9,979

Total property and equipment	52,120	62,116
Less accumulated depreciation and amortization	(30,409)	(38,249)

Property and equipment, net	$21,711	$23,867

Depreciation expense for property and equipment was $6.2 million, $7.6 million and $9.7 million for the years ended December 31, 2014, 2015 and 2016, respectively.

7.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2015	2016
Marketing programs	$4,323	$4,274
Payroll and payroll-related	11,459	11,886
Professional fees	1,782	1,429
Acquisition-related	6,942	9,539
Other accrued liabilities	7,168	8,125

Total accrued liabilities	$31,674	$35,253

Acquisition-related costs include transaction, transition and integration-related fees and expenses and contingent retention-based bonus costs.

8.	Income Taxes

The domestic and foreign components of income (loss) before provision for income taxes are as follows (in thousands):

	Years Ended December 31,
	2014	2015	2016
Domestic	$(4,462)	$1,059	$(15,748)
Foreign	13,856	16,459	18,956

Total income (loss) before provision for income taxes	$9,394	$17,518	$3,208

The provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2014	2015	2016
Current:
Federal	$2,804	$2,521	$1,264
State	1,184	274	647
Foreign	1,052	1,227	1,963

Total	5,040	4,022	3,874

Deferred:
Federal	(3,069)	(1,281)	(2,705)
State	(748)	278	(428)
Foreign	216	(59)	(171)

Total	(3,601)	(1,062)	(3,304)

Total provision for income taxes	$1,439	$2,960	$570

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Years Ended December 31,
	2014	2015	2016
Statutory tax rate	35.0%	35.0%	35.0%
Change in valuation allowance	—	—	—
Impact of permanent differences	1.6	1.1	27.0
Non-deductible stock-based compensation	14.6	8.4	27.4
Non-deductible transaction related costs	—	—	82.1
Foreign tax rate differential	(39.1)	(26.7)	(165.3)
Research and development credits	(2.6)	(1.3)	(10.6)
State taxes, net of federal benefit	2.9	2.4	0.4
Impact of uncertain tax positions	3.8	1.4	18.6
Other	(0.8)	(3.4)	3.2

Effective tax rate	15.4%	16.9%	17.8%

The Company recorded a tax provision for income taxes of $1.4 million, $3.0 million and $0.6 million on profit before income taxes of $9.4 million, $17.5 million and $3.2 million for the years ended December 31, 2014, 2015 and 2016, respectively. The Company recorded a provision as a result of taxable income, excluding the direct effects of windfall tax deductions, generated in the United States as well as in certain foreign jurisdictions. The Company’s effective tax rates for the years ended December 31, 2014, 2015 and 2016 were lower than the U.S. federal statutory rate of 35% due to profits earned in certain foreign jurisdictions, primarily by our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. For the year ended December 31, 2016, the Company incurred $16.8 million of acquisition-related costs primarily related to the Merger, of which, $7.5 million is capitalized and not deductible for tax purposes.

The Company has deferred tax assets related to temporary differences and operating loss carryforwards as follows (in thousands):

	December 31,
	2015	2016
Deferred tax assets:
Net operating loss carryforwards	$4,033	$3,190
Deferred revenue	583	1,161
Amortization	2,287	756
Stock-based compensation	10,268	10,903
Accrued bonus	4,032	4,409
Other	2,311	1,989

Total deferred tax assets	23,514	22,408
Deferred tax asset valuation allowance	(1,829)	(1,708)

Net deferred tax assets	21,685	20,700

Deferred tax liabilities:
Depreciation	(466)	(1,314)
Goodwill amortization	(2,638)	(1,542)
Acquired intangibles not deductible	(23,561)	(19,814)
Other	(634)	(59)

Total deferred tax liabilities	(27,299)	(22,729)

Total	$(5,614)	$(2,029)

Deferred tax assets, related valuation allowances, current tax liabilities, and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, the Company estimates deferred tax assets, current tax liabilities, and deferred tax liabilities, and the Company assesses temporary differences resulting from differing treatment of items for tax and accounting purposes. As of December 31, 2016, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary. This entity has historical tax losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable. During the years ended December 31, 2014, 2015 and 2016, the valuation allowance decreased by $0.6 million, $0.4 million and $0.2 million, respectively, as a result of a tax return to provision adjustment which decreased the net operating loss carryforwards.

For U.S. tax return purposes, net operating losses and tax credits are normally available to be carried forward to future years, subject to limitations as discussed below. As of December 31, 2016, the Company had federal and state net operating loss carryforwards of $16.5 million and $22.4 million, respectively, which expire on various dates from 2025 through 2035.

The Company has performed an analysis of its ownership changes as defined by Section 382 of the Internal Revenue Code and has determined that the net operating loss carryforwards acquired from the acquisitions of Meldium, Zamurai, and LastPass are subject to limitation. As of December 31, 2016, all net operating loss carryforwards generated by the Company, including those subject to limitation, are available for utilization. Subsequent ownership changes as defined by Section 382 could potentially limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

As of December 31, 2016, the Company had foreign net operating loss carryforwards of $15.8 million. These net operating loss carryforwards are related to the Company’s Hungarian subsidiary, are not subject to expiration, and the Company has recognized a full valuation allowance against these carryforwards.

The Company generally considers all earnings generated outside of the U.S. to be indefinitely reinvested offshore. Therefore, the Company does not accrue U.S. tax for the repatriation of the foreign earnings it considers to be indefinitely reinvested outside the U.S. As of December 31, 2016, the Company has not provided for federal income tax on $45.1 million of accumulated undistributed earnings of its foreign subsidiaries. It is not practicable to estimate the amount of additional tax that might be payable on the undistributed foreign earnings.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the IRS in the United States. As of December 31, 2016, we remained subject to examination in the following major tax jurisdictions for the years indicated:

Major Tax Jurisdictions	Open Tax Years
United States (Federal)	2014-2016
United States (State)	2010-2016
Hungary	2011-2016
Ireland	2012-2016

The Company incurred expenses related to stock-based compensation for the years ended December 31, 2014, 2015 and 2016 of $24.8 million, $26.5 million and $38.4 million, respectively. Accounting for the tax effects of stock-based awards requires the recording of a deferred tax asset as the compensation is recognized for financial reporting prior to recognizing the tax deductions. Upon the settlement of the stock-based awards (i.e., exercise, vesting, forfeiture or cancellation), the actual tax deduction is compared with the cumulative financial reporting compensation cost and any excess tax deduction is considered a windfall tax benefit and is tracked in a “windfall tax benefit pool” to offset any future tax deduction shortfalls and will be recorded as increases to APIC in the period when the tax deduction reduces income taxes payable. The Company follows the with-and-without approach for the direct effects of windfall tax deductions to determine the timing of the recognition of benefits for windfall tax deductions. In 2016, the Company recorded a windfall tax benefit to additional paid-in capital of $2.2 million. As of December 31, 2016, the “windfall tax benefit pool” available to offset future shortfalls was $23.3 million.

As of December 31, 2015 and 2016, the Company has provided a liability of $0.9 million and $1.5 million, respectively, for uncertain tax positions. These uncertain tax positions would impact the Company’s effective tax rate if recognized.

The Company has provided liabilities for uncertain tax provisions as follows (in thousands):

	Years Ended December 31,
	2014	2015	2016
Balance beginning of period	$304	$652	$884
Tax positions related to prior periods:
Increases	7	2	34
Decreases	(11)	(3)	—
Tax positions related to current period:
Increases	397	428	588
Settlements	(45)	(195)	(26)
Statute expiration	—	—	—

Balance end of period	$652	$884	$1,480

The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company recognized $3,000 and $42,000 of interest expense during the years ended December 31, 2015 and 2016, respectively.

9.	Common Stock and Equity

Authorized Shares — On June 9, 2009, the Company’s Board of Directors approved a Restated Certificate of Incorporation to be effective upon the closing of the Company’s IPO. This Restated Certificate of Incorporation, among other things, increased the Company’s authorized common shares to 75 million and authorized 5 million shares of undesignated preferred stock.

Common Stock Reserved — As of December 31, 2015 and 2016, the Company has reserved shares of common stock for the exercise of stock options and restricted stock units of 4.8 million and 5.3 million, respectively.

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

During the years ended December 31, 2014, 2015 and 2016, the Company repurchased 843,574, 297,461 and 443,159 shares of its common stock at an average price of $43.27, $60.81 and $57.27 per share for a total cost of $36.5 million, $18.1 million and $25.4 million, respectively.

In connection with the Merger, the Company declared and paid three special cash dividends of $0.50 per share of common stock. The first cash dividend was declared by the Company’s Board of Directors on July 26, 2016 and paid on August 26, 2016 to stockholders of record as of August 8, 2016, and totaled $12.7 million. The second cash dividend was declared by the Company’s Board of Directors on October 27, 2016 and paid on November 22, 2016 to stockholders of record as of November 7, 2016, and totaled $12.8 million. The third cash dividend was declared by the Company’s Board of Directors on January 6, 2017 and paid on January 31, 2017 to stockholders of record as of January 16, 2017, and totaled $12.8 million.

10.	Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. The Company awards restricted stock units as the principal equity incentive award. Restricted stock units with time-based vesting conditions generally vest over a three-year period while restricted stock units with market-based vesting conditions generally vest over two or three-year periods. Until 2012, the Company generally granted stock options as the principal equity incentive award. Options generally vest over a four-year period and expire ten years from the date of grant. Certain stock-based awards provide for accelerated vesting if the Company experiences a change in control. As of December 31, 2016, there were 3.5 million shares available for grant under the 2009 Plan.

The Company’s Board of Directors and stockholders approved an amendment and restatement of the Company’s 2009 Stock Incentive Plan, which was effective on January 31, 2017, to increase the number of shares of the Company’s common stock that may be issued under the plan by an additional 4,500,000 shares and to extend the term of the plan to December 5, 2026 (See Note 15 to the Consolidated Financial Statements).

The Company generally issues previously unissued shares of common stock for the exercise of stock options and restricted stock units. The Company received $17.6 million, $17.8 million and $11.7 million in cash from stock option exercises during the years ended December 31, 2014, 2015 and 2016, respectively.

The following table summarizes stock option activity (shares and intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2016	768	$30.74	5.4	$27,942

Granted	—	—
Exercised	(409)	28.73		$16,960

Forfeited	(4)	21.98

Outstanding, December 31, 2016	355	$33.15	5.0	$22,529

Exercisable at December 31, 2016	272	$38.03	5.3	$15,895

Vested or expected to vest at December 31, 2016	355	$33.16	5.0	$22,504

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $49.34, $67.10 and $96.55 per share on December 31, 2014, 2015 and 2016, respectively, or at time of exercise, and the exercise price of the options.

During the year ended December 31, 2016, the Company granted 759,736 restricted stock units, of which 705,236 have time-based vesting conditions and 54,500 have market-based vesting conditions. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date closing price of the underlying shares. The Company recognizes the expense on a straight-line basis over the requisite service period of the restricted stock unit, which is generally three years.

Since 2013, the Company has granted to certain key executives restricted stock unit awards with market-based vesting conditions, which are tied to the individual executive’s continued employment with the Company throughout the applicable performance period and the level of the Company’s achievement of a pre-established relative total stockholder return, or TSR, goal, as measured over an applicable performance period ranging from two to three years as compared to the TSR realized for that same period by the Russell 2000 Index (the “TSR Units”). In February and March 2016, the Company granted TSR Units with a target number of underlying shares of 37,500 and 17,000, respectively, but the actual number of shares that may be earned under these TSR Units can range from 0% to 200% of the target number of shares awarded, or up to 75,000 and 34,000 shares, respectively, based on the Company’s level of achievement of its relative TSR goal for the applicable performance period. Compensation cost for TSR Units is recognized on a straight-line basis over the requisite service period and is recognized regardless of the actual number of awards that are earned based on the market condition.

The assumptions used in the Monte Carlo simulation model to value the TSR Unit grants include (but are not limited to) the following:

	May 2014 Grant	May 2015 Grant	February 2016 Grant	May 2016 Grant
Risk-free interest rate	0.78%	0.93%	0.89%	1.02%
Volatility	54%	50%	40%	37%

The following table summarizes restricted stock unit activity, including performance-based TSR Units (shares in thousands):

	Number of shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2016	1,438	$54.37
Restricted stock units granted	760	63.47
Restricted stock units earned(1)	36
Restricted stock units vested(1)	(676)	47.17
Restricted stock units forfeited	(113)	56.70

Unvested as of December 31, 2016	1,445	$62.23

(1)	Included in both restricted stock units earned and vested in the table above are 36,200 TSR Units earned during 2016 above the target number of underlying shares initially granted.

The Company recognized stock-based compensation expense within the accompanying consolidated statements of operations as summarized in the following table (in thousands):

	Years Ended December 31,
	2014	2015	2016
Cost of revenue	$1,107	$1,560	$2,289
Research and development	3,653	5,188	6,201
Sales and marketing	9,033	11,090	16,181
General and administrative	10,976	8,661	13,679

	$24,769	$26,499	$38,350

As of December 31, 2016, there was approximately $59.5 million of total unrecognized stock-based compensation cost, net of estimated forfeitures, related to unvested stock awards which are expected to be recognized over a weighted average period of 1.91 years.

11.	Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in the United States, Hungary, Australia, the United Kingdom, Ireland and India that expire at various dates through 2028.

In December 2014, the Company entered into a lease for new office space in Boston, Massachusetts which began in December 2015 and extends through June 2028. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $47.0 million. Pursuant to the terms of the lease, the landlord was responsible for making certain improvements to the leased space up to an agreed upon cost to the landlord. Any excess costs for these improvements were billed by the landlord to the Company as additional rent. These excess costs total $3.4 million, all of which were paid as of December 31, 2016. The lease required a security deposit of $3.3 million in the form of an irrevocable, unsecured standby letter of credit. The lease includes an option to extend the original term of the lease for two successive five-year periods.

Rent expense under all leases was $7.1 million, $8.2 million and $11.8 million for the years ended December 31, 2014, 2015 and 2016, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements aggregated $5.1 million, $6.9 million and $10.0 million for the years ended December 31, 2014, 2015 and 2016, respectively.

Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows at December 31, 2016 (in thousands):

Years Ending December 31
2017	$20,932
2018	15,307
2019	15,011
2020	11,676
2021	10,743
Thereafter	35,546

Total minimum lease payments	$109,215

Litigation — The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

On September 2, 2016, Meetrix IP, LLC, or Meetrix, filed a complaint against the Company in the U.S. District Court for the Western District of Texas (Case No. 1:16-cv-1034). The complaint, which was served upon the Company on September 22, 2016, alleges that the Company’s join.me service infringes upon U.S. Patent Nos. 9,253,332, 9,094,525 and 8,339,997, each of which are allegedly owned by Meetrix and which Meetrix asserts relate to audio-video conferencing collaboration. The complaint seeks monetary damages in an unspecified amount, attorneys’ fees and costs, and additional relief as is deemed appropriate by the Court. The Company believes it has meritorious defenses to these claims and intends to defend against them vigorously. Given the inherent unpredictability of litigation and the fact that this litigation is still in its early stages, the Company is unable to predict the outcome of this litigation or reasonably estimate a possible loss or range of loss associated with this litigation at this time.

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

On January 1, 2007, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan is available to all employees upon employment and allows participants to defer a portion of their annual compensation on a pre-tax basis. On July 1, 2016, the Company implemented a 401k Employer Match program in which all employees who are making eligible 401k contributions will receive an employer match in which the Company contributes 50% of the amount contributed by the employee, up to a maximum of 6% of the employee’s earnings. The match vests over 3 years beginning from an employee’s hire date anniversary at 33.3% per year. Employees who joined the Company on or before July 1, 2013 were immediately 100% vested in their match as of the program launch date. The Company made matching contributions of $0.8 million for the year ended December 31, 2016.

13.	Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments and changes in unrealized losses and gains (net of tax) on marketable securities. For the purposes of comprehensive income disclosures, we do not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as we intend to reinvest permanently undistributed earnings of our foreign subsidiaries. Accumulated other comprehensive loss is reported as a component of stockholders’ equity and, as of December 31, 2015 and 2016, was comprised of cumulative translation adjustment losses of $5.2 million and $6.6 million, respectively, and unrealized losses (net of tax) on marketable securities of $27,000 and $16,000, respectively. There were no material reclassifications to earnings in the years ended December 31, 2015 or 2016.

14.	Credit Facility

On February 18, 2015, the Company entered into a multi-currency credit agreement with a syndicate of banks, financial institutions and other lending entities (the “Credit Agreement”), pursuant to which a secured revolving credit facility of up to $100 million in the aggregate was made available to the Company. On January 22, 2016, the Company entered into the First Amendment to the Credit Agreement, pursuant to which the Company exercised its option to increase the credit facility to up to $150 million in the aggregate with the existing lenders and an additional lender and amended the Credit Agreement to provide the Company with an option to further increase the credit facility by an additional $50 million, which, if exercised, would provide the Company with access to a secured revolving credit facility of up to $200 million. On February 1, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which amended and restated the Credit Agreement. The Amended Credit Agreement increased the Company’s secured revolving credit facility from $150 million to $400 million in the aggregate, and permits the Company to increase the revolving credit facility and/or enter into one or more tranches of term loans up to an additional $200 million. The Amended Credit Agreement also extended the maturity date of the revolving credit facility to February 1, 2022. The Company and its subsidiaries expect to use the credit facility for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital. See Note 15 to the Consolidated Financial Statements.

The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty, subject to certain conditions and costs in the case of Eurodollar rate loans. The outstanding debt balance is $30.0 million as of December 31, 2016. Loans under the Credit Agreement bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company as described below. As of December 31, 2016, the annual rate on the $30.0 million revolving loan was 2.313% and was renewed at 2.0625% on February 1, 2017. The average interest rate on borrowings outstanding for the year ending December 31, 2016 was 2.013%. The quarterly commitment fee on the undrawn portion of the credit facility ranges from 0.20% to 0.30% per annum, based upon the Company’s total leverage ratio. As of December 31, 2016, the fair value of the credit facility approximated its book value.

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, change the nature of its business, make investments and acquisitions, pay dividends or make distributions, or enter into certain transactions with affiliates, in each case subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Credit Agreement. As of December 31, 2016, the Credit Agreement also imposed limits on capital expenditures of the Company and its subsidiaries and required the Company to maintain a maximum total leverage ratio (not greater than 2.75:1.00) and a minimum interest coverage ratio (not less than 3.00:1.00), each as further defined in the Credit Agreement. As of December 31, 2016, the Company was in compliance with all financial and operating covenants of the Credit Agreement.

Any failure to comply with the financial or operating covenants of the Credit Agreement would prevent the Company from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility.

As of December 31, 2016, the Company had $0.9 million of origination costs recorded in other assets. The Company incurred $1.0 million of origination costs for the period ending December 31, 2015 in connection with entering into the Credit Agreement. The Company incurred an additional $0.3 million of origination costs in connection with the First Amendment to the Credit Agreement executed in January 2016.

15.	Subsequent Events

Amendment to 2009 Stock Incentive Plan

The Company’s Board of Directors and stockholders approved an amendment and restatement of the Company’s 2009 Stock Incentive Plan, which was effective as of January 31, 2017, to increase the number of shares of the Company’s common stock that may be issued under the plan by an additional 4,500,000 shares and extend the term of the plan to December 5, 2026.

Third Special Cash Dividend

On January 6, 2017, the Company announced that its Board of Directors declared a special cash dividend of $0.50 per share of common stock, payable to the Company’s stockholders of record as of January 16, 2017. The dividend was paid on January 31, 2017 and totaled $12.8 million.

GetGo Merger

At 11:59 p.m. eastern time on January 31, 2017, the Company completed the transactions contemplated by the previously disclosed (i) Agreement and Plan of Merger, dated as of July 26, 2016, by and among the Company, Lithium Merger Sub, Inc., Citrix Systems, Inc. and GetGo, Inc., and (ii) Separation and Distribution Agreement by and among Citrix, GetGo and the Company, dated as of July 26, 2016. The completion of the Merger, including the merger of Lithium Merger Sub, Inc. with and into GetGo, with GetGo surviving the merger as a wholly owned subsidiary of the Company, resulted in the acquisition by the Company of Citrix’s GoTo family of service offerings.

Prior to the Merger and pursuant to the Separation Agreement, Citrix transferred the GoTo Business to GetGo and its subsidiaries and thereafter distributed all of the outstanding shares of common stock, par value $0.01 per share, of GetGo, to Citrix stockholders of record as of January 20, 2017 on pro rata basis. At the effective time of the Merger, each issued and outstanding share of GetGo common stock was automatically converted into the right to receive one share of the Company’s common stock, together with cash in lieu of any fractional shares. The Company issued 26,868,269 shares of its common stock in connection with the Merger, with Citrix stockholders receiving 0.1718 shares of the Company’s common stock for each share of common stock, par value $0.01 per share, of Citrix, held as of January 20, 2017. In addition, the Company issued 446,039 restricted stock unit awards in substitution for outstanding Citrix restricted stock unit awards held by employees of GetGo, pursuant to the terms of the Agreement and Plan of Merger. These restricted stock unit awards vesting dates match the vesting dates of the substituted Citrix restricted stock awards.

The Company and Citrix entered into a transition services agreement, pursuant to which each party will provide to the other party certain services on a transitional basis following the completion of the Merger to facilitate the transition of the GoTo Business to the Company. Among other services, the transition services generally relate to information technology and security operations, facilities, human resources support and accounting and finance support. The Company estimates that it will pay approximately $5 million to Citrix during the term of the transition services agreement, primarily in the first six months after the Merger.

Credit Facility

On February 1, 2017, the Company entered an Amended and Restated Credit Agreement by and between the Company and a syndicate of banks to amend and restate the Company’s existing credit agreement dated as of February 18, 2015, as amended on January 22, 2016 to, among other things:

•

increase the Company’s secured revolving credit facility from $150 million to $400 million in the aggregate (the “Revolving Facility”). The Credit Agreement also permits the Company to increase the Revolving Facility and/or enter into one or more tranches of term loans up to an additional $200 million subject to further commitment from the Lenders or additional lenders;

•	include Australian Dollars as a currency available for borrowing under the Revolving Facility;

•

extend the maturity date of the Revolving Facility to February 1, 2022, meaning that revolving loans under the Revolving Facility may be borrowed, re-paid and re-borrowed until February 1, 2022, at which time all amounts outstanding must be repaid;

•

adjust interest rates such that interest rates for U.S. Dollar loans under the Revolving Facility are determined, at the option of the Company, by reference to a Eurodollar rate or a base rate, ranging from 1.25% to 2.00% above the Eurodollar rate for Eurodollar-based borrowings or from 0.250% to 1.00% above the defined base rate for base rate borrowings, in each case based upon the Company’s total leverage ratio. Interest rates for loans in currencies other than U.S. Dollars will range from 1.25% to 2.00% above the respective London interbank offered interest rates for those currencies, also based on the Company’s total leverage ratio;

•

eliminate the financial covenant with respect to capital expenditures and require the Company to maintain a maximum consolidated senior secured leverage ratio, a maximum consolidated total leverage ratio, and a minimum consolidated fixed charge coverage ratio, each as further defined in the Credit Agreement;

•

remove LogMeIn Ireland Holding Company Limited (“LogMeIn Ireland”) as a named borrower under the facility, and remove any material subsidiaries of LogMeIn Ireland as guarantors of the Revolving Facility; and

•	adjust the quarterly commitment fee on the undrawn portion of the Revolving Facility such that it ranges from 0.15% to 0.30% per annum, based upon the Company’s total leverage ratio.

The Company incurred approximately $2.0 million of origination costs in connection with the Amended and Restated Credit Agreement.

Capital Return Plan

On February 23, 2017, the Company’s Board of Directors approved a three-year capital return plan. Pursuant to the plan, the Company intends to return to its stockholders approximately 75% of its free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. As part of this capital return plan, the Company expects to initiate a quarterly cash dividend of $0.25 per share, with the first dividend under this plan to be paid on May 26, 2017 to stockholders of record as of May 10, 2017. The Company’s Board of Directors will continue to review this capital return plan for potential modifications based on the Company’s financial performance, business outlook and other considerations. The timing and number of shares to be repurchased will depend upon prevailing market conditions and other factors, including potential tax restrictions imposed on the Company related to the Merger and the resolution of the company’s related IRS private letter ruling. Additionally, the Company’s credit facility contains certain financial and operating covenants that may restrict its ability to pay dividends in the future.

16.	Quarterly Information (Unaudited)

	For the Three Months Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(in thousands, except for per share data)
Statement of Operations Data:
Revenue	$61,109	$64,834	$69,573	$76,084	$79,734	$83,266	$85,103	$87,965
Gross profit	53,127	56,299	60,895	65,821	68,534	71,830	73,618	76,585
(Loss) income from operations	(964)	2,549	7,844	6,620	(707)	3,360	(228)	1,988
Net income (loss)	372	2,388	5,563	6,235	(1,073)	2,506	(657)	1,862
Net income (loss) per share-basic	$0.02	$0.10	$0.22	$0.25	$(0.04)	$0.10	$(0.03)	$0.07
Net income (loss) per share-diluted	$0.01	$0.09	$0.22	$0.24	$(0.04)	$0.10	$(0.03)	$0.07

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2016 based on the specified criteria.

The Company’s Independent Registered Public Accounting Firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2016.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

LogMeIn, Inc.

Boston, Massachusetts

We have audited the internal control over financial reporting of LogMeIn, Inc. and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2016 of the Company and our report dated March 1, 2017 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

March 1, 2017

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2017 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2016.

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

Information required by this item is incorporated by reference from the information in our proxy statement for the 2017 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2016.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the information in our proxy statement for the 2017 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2016.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2017 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2016.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference from the information in our proxy statement for the 2017 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2016.

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

(a) (3) Exhibits

See Exhibit Index of this Annual Report on Form 10-K, which is incorporated into this item by reference.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGMEIN, INC.

By:	/s/ William R. Wagner
William R. Wagner
President & Chief Executive Officer
(Principal Executive Officer)

Date: March 1, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM R. WAGNER William R. Wagner	President, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2017

/s/ EDWARD K. HERDIECH Edward K. Herdiech	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2017

/s/ STEVEN J. BENSON Steven J. Benson	Director	March 1, 2017

/s/ ROBERT M. CALDERONI Robert M. Calderoni	Director	March 1, 2017

/s/ MICHAEL J. CHRISTENSON Michael J. Christenson	Director	March 1, 2017

/s/ JESSE A. COHN Jesse A. Cohn	Director	March 1, 2017

/s/ EDWIN J. GILLIS Edwin J. Gillis	Director	March 1, 2017

/s/ DAVID J. HENSHALL David J. Henshall	Director	March 1, 2017

/s/ PETER J. SACRIPANTI Peter J. Sacripanti	Director	March 1, 2017

/s/ MICHAEL K. SIMON Michael K. Simon	Director	March 1, 2017

EXHIBIT INDEX

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of July 26, 2016, by and among LogMeIn, Inc., Lithium Merger Sub, Inc., Citrix Systems, Inc. and GetGo, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed by LogMeIn, Inc. on July 28, 2016).**

2.2	Amendment No. 1, dated as of December 8, 2016, to Agreement and Plan of Merger, dated as of July 26, 2016, by and among LogMeIn, Inc., Lithium Merger Sub, Inc., Citrix Systems, Inc. and GetGo, Inc.**

2.3	Separation and Distribution Agreement, dated as of July 26, 2016, by and among LogMeIn, Inc., Citrix Systems, Inc. and GetGo, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K/A filed by LogMeIn, Inc. on July 28, 2016).**

2.4	Amended and Restated Tax Matters Agreement, dated as of September 13, 2016, by and among LogMeIn, Inc., Citrix Systems, Inc. and GetGo, Inc. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4 filed by LogMeIn, Inc. on September 16, 2016).

2.5	Employee Matters Agreement, dated as of January 31, 2017, by and among LogMeIn, Inc., Citrix Systems, Inc. and GetGo, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by LogMeIn, Inc. on February 1, 2017).**

2.6	Intellectual Property License Agreement, dated as of January 31, 2017, by and among LogMeIn, Inc., Citrix Systems, Inc. and GetGo, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by LogMeIn, Inc. on February 1, 2017).**

2.7	Transition Services Agreement, dated as of January 31, 2017, by and among LogMeIn, Inc., Citrix Systems, Inc. and GetGo, Inc. (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by LogMeIn, Inc. on February 1, 2017).**

2.8	Voting Agreement, dated as of July 26, 2016, by and between Citrix Systems, Inc. and Michael K. Simon (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form S-4 filed by LogMeIn, Inc. on September 15, 2016).

2.9	Stock Purchase Agreement, dated October 8, 2015, by and among the Registrant, Marvasol, Inc. (d/b/a “LastPass”), the Stockholders set forth on Exhibit A thereto and Joseph Siegrist in his capacity as the representative of the Stockholders, as amended (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by LogMeIn, Inc. on October 16, 2015).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed by LogMeIn, Inc. on June 16, 2009).

3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by LogMeIn, Inc. on January 25, 2017).

3.3	Second Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed by LogMeIn, Inc. on September 16, 2016 dated March 15, 2013).

4.1	Specimen Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed by LogMeIn, Inc. on June 16, 2009).

10.1	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2010).

Exhibit Number	Description

10.2	Form of Management Incentive Stock Option Agreement under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1/A filed by LogMeIn, Inc. on June 16, 2009).

10.3	Form of Management Nonstatutory Stock Option Agreement under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1/A filed by LogMeIn, Inc. on June 16, 2009).

10.4	Form of Director Nonstatutory Stock Option Agreement under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1/A filed by LogMeIn, Inc. on June 16, 2009).

10.5	Lease Agreement, dated April 11, 2012, between Lincoln Summer Street Venture, LLC and the Registrant (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2012 filed by LogMeIn, Inc. on April 26, 2012).

10.6	Lease Agreement, dated December 19, 2014, between DWF III Synergy, LLC and the Registrant, as assigned to ASB Summer Street Venture, LLC on February 2, 2016 (incorporated by reference to Exhibit 10.18to the Form 10-K for the fiscal year ended December 31, 2014 filed by LogMeIn, Inc. on February 20, 2015).

10.7	Form of Restricted Stock Unit Agreement under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2012 filed by LogMeIn, Inc. on July 12, 2012).

10.8	Form of Director Restricted Stock Unit Agreement under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by LogMeIn, Inc. on June 24, 2013)

10.9	Form of Restricted Stock Unit Agreement (Performance-based Vesting) under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by LogMeIn, Inc. on August 20, 2013)

10.10	Credit Agreement dated February 18, 2015, by and among the Company and LogMeIn Ireland Holding Company Limited, each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, J.P. Morgan Securities LLC and Wells Fargo Securities, LLC, as Joint Bookrunners, and J.P. Morgan Securities LLC as Sole Lead Arranger (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by LogMeIn, Inc. on February 24, 2015).

10.11	First Amendment to the Credit Agreement, dated by and among the Registrant and LogMeIn Ireland Holding Company Limited, JPMorgan Chase Bank, N.A., as Administrative Agent, and each of the lenders and guarantors party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by LogMeIn, Inc. on January 27, 2016).

10.12	Transition Agreement, dated September 30, 2015, by and between the Registrant and Michael Simon, as amended on December 7, 2016 (incorporated by reference to the Current Report on Form 8-K filed by LogMeIn, Inc. on December 7, 2016)

10.13	Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by LogMeIn, Inc. on January 25, 2017)

10.14	Cooperation Agreement, dated January 31, 2017, by and among LogMeIn, Inc., Elliot Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by LogMeIn, Inc. on February 1, 2017).

Exhibit Number	Description

10.15	Amended and Restated Credit Agreement, dated as of February 1, 2017, by and among LogMeIn, Inc., each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank N.A., Wells Fargo Securities, LLC, and RBC Capital Markets, as Joint Bookrunners, Lead Arrangers, and Syndication Agents (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by LogMeIn, Inc. on February 1, 2017).

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Roadshow Presentation, January 2017 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K/A filed by LogMeIn, Inc. on January 11, 2017).

101	The following materials from LogMeIn, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive (Loss) Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

*	Filed herewith.

**	Exhibits, annexes and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K and will be supplementally provided to the Securities and Exchange Commission upon request.

A list of the exhibits, annexes and schedules to the Agreement and Plan of Merger follows:

•	Annex A Term Sheet for Loan Agreement
•	Annex B Form of Certificate of Incorporation of Surviving Corporation
•	Annex C Form of Bylaws of Surviving Corporation
•	Annex D Form of Cooperation Agreement
•	Carbon Disclosure Letter
•	Parent Disclosure Letter

A list of the exhibits, annexes and schedules to the Separation and Distribution Agreement follows:

•	Exhibit A Internal Reorganization Plan
•	Exhibit B Form of IP License Agreement
•	Exhibit C Form of Employee Matters Agreement
•	Exhibit D Form of Transition Services Agreement
•	Exhibit E Forms of Assignment of Intellectual Property
•	Schedules to Sections 1.1, 2.2 and 2.4

A list of the exhibits, annexes and schedules to the Employee Matters Agreement follows:

•	Exhibit A: Additional Company-Specific Agreements

A list of the exhibits, annexes and schedules to the Intellectual Property License Agreement follows:

•	Schedule A: Certain Definitions
•	Schedule B: Citrix Licensed IP
•	Schedule C: SpinCo Licensed IP
•	Schedule D: SpinCo Codec

A list of the exhibits, annexes and schedules to the Transition Services Agreement follows:

•	Schedule I: Services To be Provided by Citrix to SpinCo
•	Schedule II: Services To be Provided by SpinCo to Citrix
•	Schedule 2.9: Subcontractors
•	Exhibit A: Citrix Group Members
•	Exhibit B: SpinCo Group Members

A list of exhibits, annexes and schedules to Amendment No. 1 to the Agreement and Plan of Merger follows:

•	Schedule 1.01(c)