Form 10-Q
period 2017-03-31
LogMeIn, Inc.
filed 2017-05-05
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2017, there were 52,625,213 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31,	March 31,
	2016	2017
ASSETS
Current assets:
Cash and cash equivalents	$140,756	$266,723
Marketable securities	55,710	29,386
Accounts receivable (net of allowance for doubtful accounts of $245 and $1,406 as of December 31, 2016 and March 31, 2017, respectively)	25,901	73,036
Prepaid expenses and other current assets	5,723	33,998

Total current assets	228,090	403,143
Property and equipment, net	23,867	80,216
Restricted cash	2,481	1,368
Intangibles, net	62,510	1,239,405
Goodwill	121,760	2,224,286
Other assets	4,282	8,625
Deferred tax assets	303	270

Total assets	$443,293	$3,957,313

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,640	$29,615
Accrued liabilities	35,253	119,303
Deferred revenue, current portion	156,966	281,009

Total current liabilities	206,859	429,927
Long-term debt	30,000	30,000
Deferred revenue, net of current portion	5,287	8,911
Deferred tax liabilities	2,332	402,721
Other long-term liabilities	2,699	4,865

Total liabilities	247,177	876,424

Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value — 5,000 shares authorized, 0 shares outstanding as of December 31, 2016 and March 31, 2017
Equity:
Common stock, $0.01 par value - 75,000 and 150,000 shares authorized as of December 31, 2016 and March 31, 2017 respectively; 28,405 and 55,605 shares issued as of December 31, 2016 and March 31, 2017, respectively; 25,552 and 52,676 outstanding as of December 31, 2016 and March 31, 2017, respectively	284	556
Additional paid-in capital	314,700	3,246,334
Accumulated deficit	(1,754)	(41,321)
Accumulated other comprehensive loss	(6,618)	(6,719)
Treasury stock, at cost - 2,853 and 2,929 shares as of December 31, 2016 and March 31, 2017, respectively	(110,496)	(117,961)

Total equity	196,116	3,080,889

Total liabilities and equity	$443,293	$3,957,313

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended March 31,
	2016	2017
Revenue	$79,734	$187,458
Cost of revenue	11,200	38,939

Gross profit	68,534	148,519

Operating expenses
Research and development	15,364	33,122
Sales and marketing	42,242	75,768
General and administrative	10,252	49,391
Amortization of acquired intangibles	1,383	24,420

Total operating expenses	69,241	182,701

Loss from operations	(707)	(34,182)
Interest income	183	146
Interest expense	(392)	(449)
Other (expense) income	(404)	50

Loss before income taxes	(1,320)	(34,435)
Benefit from income taxes	247	15,871
Net loss	$(1,073)	$(18,564)

Net loss per share:
Basic	$(0.04)	$(0.43)
Diluted	$(0.04)	$(0.43)
Weighted average shares outstanding:
Basic	25,152	43,570
Diluted	25,152	43,570
Cash dividend declared per common share	$—	$0.25

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended March 31,
	2016	2017
Net loss	$(1,073)	$(18,564)

Other comprehensive gain (loss):

Net unrealized gains (losses) on marketable securities, (net of tax provision $48 and a tax benefit of $3 for the three months ended March 31, 2016 and 2017)	84	(5)
Net translation gains (losses)	442	(96)

Total other comprehensive gain (loss)	526	(101)

Comprehensive loss	$(547)	$(18,665)

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2016	2017
Cash flows from operating activities
Net loss	$(1,073)	$(18,564)
Adjustments to reconcile net loss to net cash provided by operating activities:
Stock-based compensation	8,592	14,194
Depreciation and amortization	5,444	40,284
Amortization of premium on investments	137	62
Change in fair value of contingent consideration liability	332	—
Amortization of debt issuance costs	70	166
Provision for bad debts	19	9
Benefit from deferred income taxes	—	(16,456)
Other, net	(12)	2
Changes in assets and liabilities, excluding effect of acquisitions:
Accounts receivable	1,053	3,127
Prepaid expenses and other current assets	(4,098)	(6,898)
Other assets	(85)	88
Accounts payable	1,712	3,887
Accrued liabilities	(2,498)	40,536
Deferred revenue	26,344	44,329
Other long-term liabilities	2,063	1,104

Net cash provided by operating activities	38,000	105,870

Cash flows from investing activities
Purchases of marketable securities	(13,784)	—
Proceeds from sale or disposal or maturity of marketable securities	13,750	26,253
Purchases of property and equipment	(4,376)	(3,694)
Intangible asset additions	(392)	(6,031)
Cash paid for acquisition, net of cash acquired	(61)	24,215
(Increase) decrease in restricted cash and deposits	(126)	1,877

Net cash (used in) provided by investing activities	(4,989)	42,620

Cash flows from financing activities
Repayments under credit facility	(7,500)	—
Proceeds from issuance of common stock upon option exercises	1,125	4,485
Payments of withholding taxes in connection with restricted stock unit vesting	(2,115)	(7,621)
Payment of debt issuance costs	(265)	(1,793)
Dividend paid on common stock	—	(12,780)
Purchase of treasury stock	(8,367)	(7,465)

Net cash used in financing activities	(17,122)	(25,174)

Effect of exchange rate changes on cash and cash equivalents	2,159	2,651

Net increase in cash and cash equivalents	18,048	125,967
Cash and cash equivalents, beginning of period	123,143	140,756

Cash and cash equivalents, end of period	$141,191	$266,723

Supplemental disclosure of cash flow information
Cash paid for interest	$299	$105
(Refunds received) Cash paid for income taxes	$(28)	$1,043
Noncash investing and financing activities
Acquisition of property and equipment through capital lease	$178	$107
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,513	$2,168
Fair value of contingent consideration in connection with acquisition, included in accrued liabilities	$2,360	$—
Debt issuance costs included in accounts payable and accrued liabilities	$82	$193
Purchase consideration of GetGo paid in equity	$—	$2,921,179
Dividend payable in accrued liabilities	$—	$13,169
Withholding taxes in connection with restricted stock unit vesting in accrued liabilities	$—	$3,060

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of the Business

LogMeIn, Inc. (the “Company”) provides a portfolio of cloud-based communication and conferencing, identity and access, and customer engagement and support solutions designed to simplify how people connect with each other and the world around them to drive meaningful interactions, deepen relationships, and create better outcomes for individuals and businesses. The Company is headquartered in Boston, Massachusetts with wholly-owned subsidiaries in North America, South America, Europe, Asia and Australia.

On January 31, 2017, the Company completed a merger with GetGo, Inc. (“GetGo”) a wholly-owned subsidiary of Citrix Systems, Inc. (“Citrix), pursuant to which the Company combined with Citrix’s GoTo family of service offerings known as the “GoTo Business” in a Reverse Morris Trust transaction (the “Merger”). For additional information regarding the Merger, see Note 4 below.

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

Unaudited Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited and have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read along with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on March 1, 2017. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2016 and March 31, 2017, marketable securities consisted of U.S. government agency securities and corporate bonds that have remaining maturities within two years and have an aggregate amortized cost of $55.7 million and $29.4 million, respectively. The securities have an aggregate fair value of $55.7 million and $29.4 million, including $17,000 and $1,000 of unrealized gains and $43,000 and $34,000 of unrealized losses, at December 31, 2016 and March 31, 2017, respectively.

Revenue Recognition — The Company derives revenue primarily from subscription fees related to its premium subscription software services, usage fees from its audio services and to a lesser extent, the delivery of professional services, primarily related to its Internet of Things business. Revenues are reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction.

Revenue from the Company’s premium services is recognized on a daily basis over the subscription term as the services are delivered, provided that there is persuasive evidence of an arrangement, the fee is fixed or determinable and collectability is deemed reasonably assured. Subscription periods range from monthly to ten years. The Company’s software cannot be run on another entity’s hardware and customers do not have the right to take possession of the software and use it on their own or another entity’s hardware. Revenue from the Company’s audio services is recognized upon actual usage of audio minutes or the expiration of audio minutes purchased in prepaid plans. Any unbilled audio revenue is accrued for in the period the usage occurs.

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

For the three months ended March 31, 2016 and 2017, no customers accounted for more than 10% of revenue. As of December 31, 2016 and March 31, 2017, no customers accounted for more than 10% of accounts receivable.

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of November 30, 2016, our measurement date, the fair value of the Company as a whole exceeded the carrying amount of the Company. Through March 31, 2017, no events have been identified indicating an impairment.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through March 31, 2017, the Company recorded no material impairments.

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

Derivative Financial Instruments — The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The Company uses foreign currency forward contract to manage exposure to fluctuations in foreign exchange rates that arise from receivables and payables denominated in foreign currencies. The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in foreign currency net gains and losses.

The Company had net foreign currency losses of $0.4 million for the three months ended March 31, 2016, and net foreign currency gains of $0.1 million for the three months ended March 31, 2017, included in other (expense) income in the condensed consolidated statements of operations. As of March 31, 2017, the Company had one foreign currency forward contract outstanding denominated in British Pound/Euro, with a maturity of one month and a notional amount equivalent to $3.1 million. Net realized and unrealized gains and losses on the forward contract included in foreign currency net gains and losses was a net gain of $10,000 for the three months ended March 31, 2017.

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

The Company’s revenue by geography (based on customer address) is as follows (in thousands):

	Three Months Ended March 31,
	2016	2017
Revenues:
United States	$57,251	$141,178
United Kingdom	6,186	11,496
International—all other	16,297	34,784

Total revenue	$79,734	$187,458

Amounts for the three months ended March 31, 2016 presented in the Company’s revenue by service cloud (product grouping) table below include reclassifications between product groups to conform to the current year classification of the Company’s and the GoTo Business’ products (in thousands):

	Three Months Ended March 31,
	2016	2017
Revenues:
Communications and Collaboration cloud	$9,220	$89,733
Identity and Access Management cloud	45,979	60,546
Customer Engagement and Support cloud	24,535	37,179

Total revenue	$79,734	$187,458

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

In the ordinary course of business, the Company enters into agreements with certain customers that contractually obligate the Company to provide indemnifications of varying scope and terms with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements, from the services provided by the Company or claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is, in many cases, unlimited. Through March 31, 2017, the Company has not experienced any losses related to these indemnification obligations.

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding during the period and the weighted average number of potential common shares outstanding from the assumed exercise of stock options and the vesting of restricted stock units. For the three months ended March 31, 2017, the Company incurred a net loss and therefore, the effect of the Company’s outstanding common stock equivalents was not included in the calculation of diluted loss per share as they were anti-dilutive. Accordingly, basic and dilutive net loss per share for the period were identical.

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net loss per share because they had an anti-dilutive impact (in thousands):

	Three Months Ended March 31,
	2016	2017
Options to purchase common shares	707	234
Restricted stock units	1,548	1,806

Total options and restricted stock units	2,255	2,040

The Company recorded a net loss in both the three months ended March 31, 2016 and 2017 and all outstanding options to purchase common shares and restricted stock units have been excluded from the computation of diluted net loss per share as they had an anti-dilutive impact.

Recently Adopted Accounting Pronouncements

On January 1, 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) and recorded, using the modified retrospective approach, a cumulative-effect adjustment to accumulated deficit of a credit of $4.9 million to record $6.8 million of previously unrecognized windfall tax benefits, partially offset by $1.9 million for the accounting policy election to account for forfeitures in compensation cost when they occurred. The Company recorded $2.7 million to additional paid-in capital for the differential between the amount of compensation cost previously recorded and the amount that would have been recorded without assuming forfeitures, partially offset by its tax effect of $0.8 million recorded to deferred tax assets. Previously, excess tax benefits were recognized in additional paid-in capital on the condensed consolidated balance sheet to the extent they reduced income taxes payable.

Further, upon the adoption of ASU 2016-09, the Company, on a prospective basis, records the recognition of excess tax benefits and deficits in benefit from income taxes in the condensed consolidated income statement and treats those amounts as discrete items in the period in which they occur. In the first quarter of 2017, the Company recognized a $2.3 million income tax benefit and a corresponding decrease in net loss during the period ($0.05 per weighted average shares outstanding).

On January 1, 2017, the Company early adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”) which records the effect of intra-entity transfers of assets other than inventory when the transfer occurs, resulting in $0.1 million charged to accumulated deficit during the three months ended March 31, 2017.

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e. property plant and equipment, real estate or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 will be effective for the Company on January 1, 2018, with early adoption permitted, but not earlier than January 1, 2017. The Company is currently assessing the method of adoption and potential impact of the adoption of ASU 2014-09 on its condensed consolidated financial statements, including the impact after considering the merger with GetGo on January 31, 2017.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the impact of the adoption of ASU 2016-02 on its condensed consolidated financial statements.

On January 26, 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity’s testing of reporting units for goodwill impairment, clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual reporting periods beginning after January 1, 2020 and interim periods within those fiscal years. The Company is currently assessing the potential impact of the adoption of ASU 2017-04 on its condensed consolidated financial statements.

On November 17, 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB’s EITF) (“ASU 2016-18”). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently assessing the potential impact of the adoption of ASU 2016-18 on its condensed consolidated financial statements.

3. Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivable and accounts payable, approximate their fair values due to their short maturities. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•	Level 1: Unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company at the measurement date.

•	Level 2: Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents — money market funds	$11,599	$—	$—	$11,599
Short-term marketable securities:
U.S. government agency securities	34,961	8,001	—	42,962
Corporate Bond Securities	—	12,748	—	12,748

	Fair Value Measurements March 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents — money market funds	$25,354	—	—	$25,354
Short-term marketable securities:	—
U.S. government agency securities	19,886	1,502	—	21,388
Corporate bond securities	—	7,998	—	7,998

Bank deposits, corporate bonds and certain U.S. government agency securities are classified within the second level of the fair value hierarchy as the fair value of those assets are determined based upon quoted prices for similar assets.

4. Acquisitions

Acquisition-Related Costs

In the three months ended March 31, 2016 and 2017, acquisition-related costs were $3.2 million and $31.9 million, respectively. Acquisition-related costs are associated with the acquisitions of businesses and intellectual property and include transaction, transition and integration-related charges (including legal, accounting and other professional fees, severance, and retention bonuses) and subsequent adjustments to our initial estimated amount of contingent consideration associated with acquisitions. Acquisition-related costs for the first quarter of 2016 were primarily comprised of retention bonuses related to the Company’s 2014 and 2015 acquisitions. Acquisition-related costs for the first quarter of 2017 were primarily related to the Merger and included $17.1 million in transaction, transition and integration-related expenses, $7.9 million in integration-related severance costs and $6.9 million of retention-based bonuses as well as $1.6 million related to the Company’s 2015 and 2016 acquisitions.

2017 Acquisitions

GetGo Merger

On January 31, 2017, the Company completed its Merger with GetGo, a wholly-owned subsidiary of Citrix, pursuant to which the Company acquired Citrix’s GoTo Business. In connection with the Merger, the Company issued 26.9 million shares of its common stock to Citrix stockholders and an additional 0.4 million of the Company’s restricted stock units in substitution for certain outstanding Citrix restricted stock units held by GetGo employees. Based on the Company’s closing stock price of $108.10 on January 31, 2017 as reported by the NASDAQ Global Select Market, the total value of the shares of LogMeIn common stock issued to Citrix stockholders in connection with the Merger was $2.9 billion.

The Merger is being accounted for under the acquisition method of accounting with the operations of the GoTo Business included in the Company’s operating results since the date of acquisition. Since the Merger, the operating costs of the GoTo Business are being integrated with the operating costs of the Company. During the three months ended March 31, 2017, the Company recorded revenue of $100.5 million, amortization of acquired intangibles of $31.0 million, and acquisition-related transaction, transition and integration costs of $30.3 million directly attributable to the acquisition within its condensed consolidated financial statements.

The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The preliminary determination of the fair value of assets acquired and liabilities assumed has been recognized based on management’s estimates and assumptions using the information about facts and circumstances that existed at the acquisition date.

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The finalization of the purchase accounting assessment will result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company’s results of operations and financial position. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill to reflect additional information received about facts and circumstances which existed at the date of acquisition. The Company records adjustments to the assets acquired and liabilities assumed subsequent to the purchase price allocation period in the Company’s operating results in the period in which the adjustments were determined. The size and breadth of the Merger will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the fair value of certain tangible and intangible assets acquired and liabilities assumed as of the acquisition date and the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values presented below.

The following table summarizes the fair value (in thousands) of the assets acquired and liabilities assumed at the date of acquisition:

Purchase consideration:
Company common shares issued	$2,904,487 (1)
Restricted stock units issued	16,692 (2)

Total estimated purchase consideration	$2,921,179

Estimated fair value of assets acquired and liabilities assumed:
Cash	24,215
Accounts receivable	50,098
Property and equipment	59,715
Prepaid expense and other current assets	21,713
Other assets	4,448
Intangible assets (weighted average useful life):(3)
Completed technology (9 years)	385,000
Customer relationships (8 years)	756,000
Tradenames and trademark (9 years)	65,100
Accounts payable	(11,030)
Accrued liabilities	(26,886)
Deferred revenue, current and noncurrent	(82,643)
Other long-term liabilities	(996)
Deferred tax liability, net	(426,081)

Goodwill	$2,102,526

(1)	Represents the fair value of the 26.9 million new shares of the Company’s common stock (plus cash in lieu of fractional shares) issued to Citrix stockholders, based on the fair value per share of the Company’s common stock of $108.10 per share, which was the closing price of the Company’s common stock on the NASDAQ Global Select Market on January 31, 2017.

(2)	Represents the fair value of the 0.4 million Company restricted stock units issued by the Company in substitution for certain outstanding Citrix restricted stock units held by GetGo employees, pursuant to the terms of the Merger. These Company restricted stock units were issued on the same terms and conditions as were applicable to the outstanding Citrix restricted stock units held by the GetGo employees immediately prior to the Merger date (including the same vesting and forfeiture provisions). The aggregate fair value of those awards ($48.2 million) is based on the fair value per share of the Company’s common stock of $108.10 per share, which was the closing price of the Company’s common stock on the NASDAQ Global Select Market on the January 31, 2017. Of that amount, $18.0 million was related to pre-combination employee services and, after adjusting for known and estimated forfeitures, $16.7 million was allocated to purchase consideration and $30.2 million was allocated to future employee services and will be expensed as stock-based compensation on a straight-line basis over the remaining service periods of those awards.
(3)	The weighted average useful life of identifiable intangible assets acquired in the transaction is 8.4 years.

The completion of the Merger and the acquisition of the GoTo Business is expected to expand the Company’s reach in its key markets, including the web conferencing market, and provide the platform, customer base, and team to develop and compete in the next generation of intelligent, real-time collaboration and communication offerings. The acquisition of the GoTo Business also further strengthens the Company’s resources to better support a larger, more diverse and more global customer base, and increase scale and elevate the Company’s strategic position within key accounts. Goodwill of $2.1 billion was recognized for the excess purchase consideration over the estimated fair value of the assets acquired. Goodwill and intangible assets recorded as part of the acquisition are not deductible for tax purposes.

The Company recorded a deferred tax liability, net of deferred tax assets, of $426.1 million primarily related to the amortization of intangible assets which cannot be deducted for tax purposes, partially offset by deferred tax assets primarily related to the pre-combination services of the LogMeIn restricted stock units issued in substitution for the outstanding Citrix restricted stock units pursuant to the Merger agreement.

The Company and Citrix entered into a transition services agreement, pursuant to which each party will provide to the other party certain services on a transitional basis following the completion of the Merger to facilitate the transition of the GoTo Business to the Company. Among other services, the transition services generally relate to information technology and security operations, facilities, human resources support and accounting and finance support. As of March 31, 2017, the Company has incurred $2.6 million of costs related to the transition services agreement.

The unaudited financial information in the table below summarizes the combined results of operations of the Company and the GoTo Business, on a pro forma basis, as though the acquisition had been consummated as of the beginning of 2016, including amortization charges from acquired intangible assets, the effect of acquisition accounting on the fair value of acquired deferred revenue, the inclusion of expense related to retention-based bonuses assuming full achievement of the retention requirements, the reclassification of all acquisition-related costs incurred by the Company and the GoTo Business as of the beginning of 2016, and the related tax effects. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2016.

Unaudited Pro Forma Financial Information

	Three Months Ended March 31, (unaudited)
	2016	2017
	(in millions, except per share amounts)
Pro forma revenue	$229.3	$258.4
Pro forma net loss	$(78.5)	$11.2
Pro forma loss per share:
Basic	$(1.51)	$0.21
Diluted	$(1.51)	$0.21
Pro forma weighted average shares outstanding:
Basic	52,020	52,526
Diluted	52,020	53,720

2016 Acquisitions

AuthAir

On October 31, 2016, the Company acquired all of the outstanding equity interests in AuthAir, Inc., a Woodbridge, Connecticut-based provider of proximity-based security and wireless authentication solutions, for $6.0 million. The allocation of the purchase price related to income taxes is preliminary, including the Company finalizing the valuation of the acquired net operating loss carryforwards. The Company expects to complete the purchase accounting in the second quarter of 2017.

5. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill during the three months ended March 31, 2017 are due to the addition of goodwill resulting from the Merger (see Note 4 for additional information).

Changes in goodwill for the three months ended March 31, 2017 are as follows (in thousands):

Balance, December 31, 2016	$121,760
Goodwill resulting from the Merger	2,102,526

Balance, March 31, 2017	$2,224,286

Intangible assets consist of the following (in thousands):

		December 31, 2016			March 31, 2017
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets:
Trade names and trademarks	1-11 years	$3,806	$955	$2,851	$68,858	$2,630	$66,228
Customer relationships	5-8 years	29,249	9,315	19,934	784,696	32,033	752,663
Domain names	5 years	913	796	117	913	826	87
Technology	3-9 years	51,179	14,942	36,237	435,897	24,078	411,819
Other	4-5 years	442	359	83	442	376	66
Internally developed software	2-3 years	8,313	5,025	3,288	14,345	5,803	8,542

		$93,902	$31,392	$62,510	$1,305,151	$65,746	$1,239,405

During the three months ended March 31, 2017, the Company capitalized $65.1 million for trade names and trademarks, $756.0 million for customer relationships, and $385.0 million for technology as intangible assets in connection with the Merger. The Company also capitalized $0.4 million and $6.0 million during the three months ended March 31, 2016 and 2017, respectively, of costs related to internally developed computer software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services.

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

	Three Months Ended March 31,
	2016	2017
Cost of revenue:
Amortization of internally developed computer software	$542	$778
Amortization of acquired intangibles(1)	1,155	9,140

Sub-Total amortization of intangibles in cost of revenue	1,697	9,918
Amortization of acquired intangibles(1)	1,383	24,420

Total amortization of intangibles	$3,080	$34,338

(1)	Total amortization of acquired intangibles was $2.5 million and $33.6 million for the three months ended March 31, 2016 and 2017, respectively.

Future estimated amortization expense for intangible assets at March 31, 2017 is as follows (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2017 (Nine months ending December 31)	$150,714
2018	234,831
2019	218,965
2020	190,291
2021	154,965
Thereafter	289,639

Total	$1,239,405

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2016	March 31, 2017
Marketing programs	$4,274	$13,692
Payroll and payroll-related	11,886	36,137
Professional fees	1,429	4,513
Acquisition-related	9,539	22,064
Other accrued liabilities	8,125	42,897

Total accrued liabilities	$35,253	$119,303

Acquisition-related costs include transaction, transition and integration-related fees and expenses and contingent retention-based bonus costs. Other accrued liabilities include $13.2 million related to a cash dividend of $0.25 per share to be paid on May 26, 2017 to stockholders of record as of May 10, 2017.

7. Income Taxes

The Company recorded a benefit for federal, state, and foreign taxes of $0.2 million and $15.9 million on a loss before income taxes of $1.3 million and $34.4 million for the three months ended March 31, 2016 and 2017, respectively, resulting in an effective tax rate of 19% and 46%, respectively. The effective income tax rates for the three months ended March 31, 2016 and 2017 were impacted by profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the three months ended March 31, 2017 was also impacted by the expected non-deductibility of certain transaction costs related to the Merger and $2.3 million of discrete income tax benefits related to excess tax deductions on stock compensation now recorded as a tax benefit due to our adoption of ASU 2016-09 as well as a $2.3 million tax benefit related to discrete integration-related activity.

Deferred tax assets, related valuation allowances, current tax liabilities, and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, the Company estimates deferred tax assets, current tax liabilities, and deferred tax liabilities, and the Company assesses temporary differences resulting from differing treatment of items for tax and accounting purposes. As of March 31, 2017, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary. This entity has historical tax losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns from 2011 are open to examination by federal, state, and/or foreign tax authorities. In the normal course of business, the Company and its subsidiaries are examined by various taxing authorities. The Company regularly assesses the likelihood of additional assessments by tax authorities and provides for these matters as appropriate. Audits by tax authorities typically involve examination of the deductibility of certain permanent items, limitations on net operating losses and tax credits.

Although the Company believes its tax estimates are appropriate, the final determination of tax audits could result in material changes in its estimates. The Company has recorded a liability related to uncertain tax positions of $1.5 million and $2.6 million as of December 31, 2016 and March 31, 2017, respectively. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company recognized $4,000 and $14,000 of interest expense for the three months ended March 31, 2016 and 2017, respectively.

8. Common Stock and Equity

On February 23, 2017, the Company’s Board of Directors approved a three-year capital return plan. Pursuant to the plan, the Company intends to return to its stockholders approximately 75% of its free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. As part of this capital return plan, the Company expects to initiate a quarterly cash dividend of $0.25 per share, with the first dividend under this plan to be paid on May 26, 2017 to stockholders of record as of May 10, 2017. The Company recorded a dividend payable of $13.2 million in accrued liabilities based on the Company’s stockholders of record as of March 31, 2017. The Company’s Board of Directors will continue to review this capital return plan for potential modifications based on the Company’s financial performance, business outlook and other considerations. The timing and number of shares to be repurchased will depend upon prevailing market conditions and other factors, including potential tax restrictions which may be imposed on the Company related to the Merger and the resolution of the Company’s related private letter ruling from the Internal Revenue Service. Additionally, the Company’s credit facility contains certain financial and operating covenants that may restrict its ability to pay dividends in the future.

For the three months ended March 31, 2016 and 2017, the Company repurchased 164,127 and 76,660 shares of its common stock at an average price of $50.98 and $97.38 per share, respectively, for a total cost of $8.4 million and $7.5 million, respectively.

In connection with the Merger, the Company declared and paid three special cash dividends of $0.50 per share of common stock. The first two dividends totaling $25.5 million were declared and paid in the third and fourth quarters of fiscal 2016. The third cash dividend was declared by the Company’s Board of Directors on January 6, 2017 and paid on January 31, 2017 to stockholders of record as of January 16, 2017, and totaled $12.8 million.

The following table summarizes the changes in equity for the three months ended March 31, 2017 (amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
	Number of Shares	Amount
Balance at December 31, 2016	25,552	$284	$314,700	$(1,754)	$(6,618)	$(110,496)	$196,116
Issuance of common stock upon exercise of stock options	122	1	4,483	—	—	—	4,484
Net issuance of common stock upon vesting of restricted stock units	210	2	(10,683)	—	—	—	(10,681)
Shares issued as Merger purchase consideration	26,869	269	2,904,218	—	—	—	2,904,487
Restricted stock units issued as Merger purchase consideration	—	—	16,692	—	—	—	16,692
Stock-based compensation	—	—	14,194	—	—	—	14,194
Treasury stock	(77)	—	—	—	—	(7,465)	(7,465)
Dividends on common stock	—	—	—	(25,949)	—	—	(25,949)
Adoption of ASU 2016-16	—	—	—	82	—	—	82
Adoption of ASU 2016-09	—	—	2,730	4,864	—	—	7,594
Net loss	—	—	—	(18,564)	—	—	(18,564)
Unrealized loss on available-for-sale securities	—	—	—	—	(5)	—	(5)
Cumulative translation adjustments	—	—	—	—	(96)	—	(96)

Balance at March 31, 2017	52,676	$556	$3,246,334	$(41,321)	$(6,719)	$(117,961)	$3,080,889

9. Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. The Company awards restricted stock units as the principal equity incentive award. Restricted stock units with time-based vesting conditions generally vest over a three-year period while restricted stock units with market-based vesting conditions generally vest over two or three-year periods. Until 2012, the Company generally granted stock options as the principal equity incentive award. Options generally vest over a four-year period and expire ten years from the date of grant. Certain stock-based awards provide for accelerated vesting if the Company experiences a change in control. As March 31, 2017, there were 7.7 million shares available for grant under the 2009 Plan.

The Company’s Board of Directors and stockholders approved an amendment and restatement of the Company’s 2009 Stock Incentive Plan, which was effective on January 31, 2017, to increase the number of shares of the Company’s common stock that may be issued under the plan by an additional 4,500,000 shares and to extend the term of the plan to December 5, 2026.

The following table summarizes stock option activity (shares and intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2017	355	$33.15	5.0	$22,529

Granted	—	—
Exercised	(121)	36.83		$7,397

Forfeited	—	—

Outstanding, March 31, 2017	234	$31.23	4.7	$14,814

Exercisable at December 31, 2016	272	$38.03	5.3	$15,895

Exercisable at March 31, 2017	166	$38.09	5.4	$9,399

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $96.55 per share on December 31, 2016 and $97.50 per share on March 31, 2017, or at time of exercise, and the exercise price of the options.

During the three months ended March 31, 2017, the Company granted 743,356 restricted stock units, of which 665,810 have time-based vesting conditions and 77,546 have performance-based vesting conditions. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date closing price of the underlying shares. The Company recognizes the expense on a straight-line basis over the requisite service period of the restricted stock unit, which is generally three years.

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

In February 2017, the Company granted to executives 155,092 restricted stock awards of which 50% are time-based and 50% are performance-based. The performance-based awards vest based on the achievement of performance criteria for fiscal years 2017 and 2018 established by the Board of Directors at the time of grant. Shares not earned will be forfeited.

The following table summarizes restricted stock unit activity, including performance-based TSR Units (shares in thousands):

	Number of shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2017	1,445	$62.23
Restricted stock units granted	297	98.30
Restricted stock units issued for Merger	446	108.10
Restricted stock units vested	(320)	72.25
Restricted stock units forfeited	(62)	68.60

Unvested as of March 31, 2017	1,806	$77.50

The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table (in thousands):

	Three Months Ended March 31,
	2016	2017
Cost of revenue	$548	$1,014
Research and development	1,498	4,429
Sales and marketing	3,827	3,606
General and administrative	2,719	5,145

	$8,592	$14,194

On January 1, 2017, the Company adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) and elected to account for forfeitures in compensation cost when they occur. As of March 31, 2017, there was $103.3 million of total unrecognized share-based compensation cost related to unvested stock awards which are expected to be recognized over a weighted average period of 1.9 years.

10. Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in the United States, Hungary, Germany, Australia, the United Kingdom, Ireland and India that expire at various dates through 2028.

Rent expense under all leases was $2.9 million and $4.7 million for the three months ended March 31, 2016 and 2017, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements totaled $2.1 million and $7.9 million for the three months ended March 31, 2016 and 2017, respectively.

Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows as of March 31, 2017 (in thousands):

Years Ending December 31
2017 (nine months ending December 31)	$17,675
2018	20,271
2019	19,672
2020	16,277
2021	14,340
Thereafter	40,076

Total minimum lease payments	$128,311

Litigation — The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

On September 2, 2016, Meetrix IP, LLC, (“Meetrix”), filed a complaint against the Company in the U.S. District Court for the Western District of Texas (Case No. 1:16-cv-1034). The complaint, which was served upon the Company on September 22, 2016, alleges that the Company’s join.me service infringes upon U.S. Patent Nos. 9,253,332, 9,094,525 and 8,339,997, each of which are allegedly owned by Meetrix and which Meetrix asserts relate to audio-video conferencing collaboration. On the same date, Meetrix also filed a complaint against Citrix in the same jurisdiction (Case No. 1:16-cv-1033-LY) alleging that the GoToMeeting service, which has since been acquired by the Company as part of the Merger, also infringes upon U.S. Patent Nos. 9,253,332, 9,094,525 and 8,339,997. On April 17, 2017, Meetrix also alleged that the GoToTraining and GoToWebinar services, which also have been acquired by the Company, infringe upon the three patents. The complaints seek monetary damages in an unspecified amount, attorneys’ fees and costs, and additional relief as is deemed appropriate by the Court. The Company believes it has meritorious defenses to these claims and intends to defend against them vigorously. Given the inherent unpredictability of litigation and the fact that this litigation is still in its early stages, the Company is unable to predict the outcome of this litigation or reasonably estimate a possible loss or range of loss associated with this litigation at this time.

In February 2006, ‘01 Communiqué, or ‘01, filed a patent infringement lawsuit against Citrix and Citrix Online, LLC in the United States District Court for the Northern District of Ohio (Case No. 1:06-cv-253), claiming that certain GoTo remote access service offerings, which have since been acquired by the Company as part of the Merger, infringed U.S. Patent No. 6,928,479, or the ‘479 Patent, which is allegedly owned by ‘01. In January 2016, an Ohio jury rendered a verdict that the GoTo services had not infringed the ‘479 Patent. The District Court affirmed the jury’s findings and denied ‘01’s request for a new trial. On March 30, 2017, ’01 initiated an appeal of this ruling and the Company intends to file a briefing opposing their claims.

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

11. Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss consists of foreign currency translation adjustments and changes in unrealized losses and gains (net of tax) on marketable securities. For the purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to reinvest permanently undistributed earnings of its foreign subsidiaries. Accumulated other comprehensive loss is reported as a component of stockholders’ equity and, as of December 31, 2016 and March 31, 2017, was comprised of cumulative translation adjustment losses of $6.6 million and $6.7 million and unrealized losses (net of tax) on marketable securities of $16,000 and $21,000, respectively. There were no material reclassifications to earnings in the three months ending March 31, 2017.

12. Credit Facility

On February 18, 2015, the Company entered into a multi-currency credit agreement with a syndicate of banks (the “Credit Agreement”), pursuant to which a secured revolving credit facility of up to $100.0 million in the aggregate was made available to the Company. On January 22, 2016, the Company entered into the First Amendment to the Credit Agreement, pursuant to which the Company exercised its option to increase the credit facility to up to $150.0 million in the aggregate with an option to further increase the credit facility by an additional $50.0 million. On February 1, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which amended and restated the Credit Agreement. The Amended Credit Agreement increased the Company’s secured revolving credit facility from $150.0 million to $400.0 million in the aggregate, and permits the Company to increase the revolving credit facility and/or enter into one or more tranches of term loans up to an additional $200.0 million. The Amended Credit Agreement also extended the maturity date of the revolving credit facility to February 1, 2022. The outstanding debt balance was $30.0 million as of March 31, 2017. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty. The Company repaid $15.0 million of the outstanding borrowings on each of April 4, 2017 and May 3, 2017, eliminating its remaining outstanding debt balance. The Company and its subsidiaries expect to use the credit facility for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital.

Loans under the Amended Credit Agreement bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company as described below. As of March 31, 2017, the annual rate on the $30.0 million revolving loan was 2.0625% and was renewed at 2.25% on April 3, 2017. The average interest rate on borrowings outstanding for the period ending March 31, 2017 was 2.146%. The quarterly commitment fee on the undrawn portion of the credit facility ranges from 0.15% to 0.30% per annum, based upon the Company’s total leverage ratio. As of March 31, 2017, the fair value of the credit facility approximated its book value.

The Amended Credit Agreement contains customary affirmative and negative covenants, subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Amended Credit Agreement. As of March 31, 2017, the Company was in compliance with all financial and operating covenants of the Amended Credit Agreement.

Any failure to comply with the financial or operating covenants of the Amended Credit Agreement would prevent the Company from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility.

As of March 31, 2017, the Company had $2.7 million of origination costs recorded in other assets. The Company incurred approximately $2.0 million of origination costs in connection with the Amended Credit Agreement executed in February 2017. As permitted by FASB issued ASU 2015-15, the Company presents debt issuance costs as an asset and subsequently amortizes the deferred debt issuance costs ratably over the term of the credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited condensed consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2016 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on March 1, 2017. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

LogMeIn simplifies how people connect with each other and the world around them to drive meaningful interactions, deepen relationships, and create better outcomes for individuals and businesses. A market leader in communication and conferencing, identity and access, and customer engagement and support solutions, LogMeIn has millions of customers spanning virtually every country across the globe. LogMeIn is headquartered in Boston, Massachusetts with additional locations around the world.

We offer both free and fee-based, or premium, subscription software services. Sales of our premium subscription software services are generated through word-of-mouth referrals, web-based advertising, online search, off-line advertising, broadcast advertising, the conversion of free users and expiring free trials to paid subscriptions and direct marketing to new and existing customers. We derive our revenue principally from subscription fees from customers, who range from multi-national enterprises to small and medium businesses, or SMBs, and individual consumers and, to a lesser extent, from the delivery of professional services primarily related to our Engagement and Support businesses. Our customers typically subscribe to our services on a monthly or annual basis. Our revenue is driven primarily by the number and type of our premium subscription software services to which our paying customers subscribe.

On January 31, 2017, we completed our Merger with GetGo, a wholly-owned subsidiary of Citrix, pursuant to which we combined with Citrix’s GoTo family of service offerings known as the GoTo Business. Following the completion of the Merger, LogMeIn’s revenue has grown from $336.1 million in fiscal 2016 to over $1 billion on an annualized basis in fiscal 2017 and we added over 1,600 employees (2,746 as of March 31, 2017, compared to 1,124 as of December 31, 2016). In 2017, our focus is on integration in order to meet our longer-term financial goals.

Operating Results

In the three months ended March 31, 2017, we generated revenues of $187.5 million and cash flows from operating activities of $105.9 million; and ended with $296.1 million of cash, cash equivalents and short-term marketable securities and $30.0 million of borrowings outstanding under our credit facility. We recorded a net loss of $18.6 million in the three months ended March 31, 2017, including amortization of acquired intangible assets of $33.6 million and acquisition-related transaction, transition and integration-related costs and charges of $31.9 million, primarily related to the Merger. During the remainder of fiscal 2017, we expect to incur additional acquisition-related transition and integration-related fees and expenses of approximately $18 million.

In the three months ended March 31, 2016, we generated revenues of $79.7 million and cash flows from operating activities of $38.0 million; and ended with $226.5 million of cash, cash equivalents and short-term marketable securities and $52.5 million of borrowings outstanding under our credit facility. We recorded a net loss of $1.1 million in the three months ended March 31, 2016, including amortization of acquired intangible assets of $2.5 million and acquisition-related transaction, transition and integration-related fees and expenses of $3.2 million, primarily related to our 2014 and 2015 acquisitions.

Capital Returns

Our Board of Directors declared and paid three special cash dividends in connection with the Merger of $0.50 per share of our common stock. The first two dividends totaling $25.5 million were declared and paid in the third and fourth quarters of fiscal 2016. The third cash dividend totaled $12.8 million and was declared by our Board of Directors on January 6, 2017 and paid on January 31, 2017 to our stockholders of record as of January 16, 2017.

On February 23, 2017, our Board of Directors approved a three-year capital return plan. Pursuant to this plan, we intend to return to stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. As part of this capital return plan, we expect to initiate a quarterly cash dividend of $0.25 per share, with the first dividend under this plan to be paid on May 26, 2017 to stockholders of record as of May 10, 2017. Our Board of Directors will continue to review this capital return plan for potential modifications based on the Company’s financial performance, business outlook and other considerations. The timing and number of shares to be repurchased will depend upon prevailing market conditions and other factors, including potential tax restrictions which may be imposed on us related to the Merger and the resolution of our related private letter ruling from the Internal Revenue Service. Additionally, our credit facility contains certain financial and operating covenants that may restrict our ability to pay dividends in the future.

As part of our capital return plan, shares may be repurchased from time-to-time in the open market, which may include the use of 10b5-1 trading plans, or in privately negotiated transactions, in accordance with applicable securities and stock exchange rules. For the three months ended March 31, 2017, we repurchased 76,660 shares of our common stock at an average price of $97.38 per share for a total cost of $7.5 million.

Credit Facility

On February 1, 2017, the Company entered into an Amended and Restated Credit Agreement, or Amended Credit Agreement, to increase the Company’s secured revolving credit facility from $150 million to $400 million and extend the maturity date to February 1, 2022.

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

•	There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. We have been, and may in the future be, subject to third party patent infringement or other intellectual property-related lawsuits as we face increasing competition and become increasingly visible. Any adverse determination related to intellectual property claims or litigation could adversely affect our business, financial condition and operating results.

•	The risk of a data security breach or service disruption caused by computer hackers and cyber criminals has increased as the frequency, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our services and systems have been, and may in the future be, the target of various forms of cyber-attacks. While we make significant efforts to maintain the security and integrity of our services and computer systems, our cybersecurity measures and the cybersecurity measures taken by our third-party data center facilities may be unable to anticipate, detect or prevent all attempts to compromise our systems. Any security breach, whether successful or not, could harm our reputation, subject us to lawsuits and other potential liabilities and ultimately could result in the loss of customers.

•	Failure to successfully integrate the GoTo Business could adversely impact the market price of our common stock as well as our business and operating results. This risk, as well as risks associated with the Merger, are identified further in “Risk Factors — Risks Related to our Business” of this Quarterly Report on Form 10-Q and elsewhere in this report.

•	We believe that competition will continue to increase. Increased competition could result from existing competitors or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

•	We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.

Sources of Revenue

We derive our revenue primarily from subscription fees for our premium services from enterprise customers, SMBs, IT service providers, mobile carriers, customer service centers, OEMs and consumers and to a lesser extent, from usage fees from our audio services and the delivery of professional services primarily related to our Internet of Things business. Our customers, who subscribe to our services, generally pay in advance and typically pay with a credit card, for their subscription. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period. For the three months ended March 31, 2017, our gross annualized renewal rate was approximately 75%. Historically, we have calculated our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. As we continue to integrate the GoTo Business, we will monitor and assess our renewal rate calculation and methodology to ensure that it is appropriate for the combined company.

Amounts for the three months ended March 31, 2016 presented in our revenue by service cloud (product grouping) table below include reclassifications between product groups to conform to the current year classification of our and the GoTo Business products (in thousands):

	Three Months Ended March 31,
	2016	2017
Revenues:
Communications and Collaboration cloud	$9,220	$89,733
Identity and Access Management cloud	45,979	60,546
Customer Engagement and Support cloud	24,535	37,179

Total revenue	$79,734	$187,458

Employees

Our number of full-time employees was 2,746 at March 31, 2017, as compared to 1,124 at December 31, 2016 and 1,036 at March 31, 2016.

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

Cost of Revenue. Cost of revenue consists primarily of costs associated with our data center operations and customer support centers. Included in these costs are wages and benefits for personnel, telecommunications, hosting fees, hardware and software maintenance costs, consulting fees associated with outsourced customer support staffing and professional services team projects, depreciation associated with our data centers and retention-based bonus expense related to our acquisitions (see Note 4 to the Condensed Consolidated Financial Statements). Additionally, amortization expense associated with the acquired software, technology and documented know-how, as well as internally developed software is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers are dependent on the number of customers who subscribe to our services and the complexity and redundancy of our services and hosting infrastructure.

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, retention-based bonus expense related to our acquisitions, facility expense, consulting fees associated with outsourced development projects, travel-related costs for development personnel, and depreciation of assets used in development. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. More than half of our research and development employees are located internationally in our development centers in Hungary, Germany and India. Therefore, a large portion of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized costs of $0.4 million and $6.0 million for the three months ended March 31, 2016 and 2017, respectively, related to internally developed computer software to be sold as a service, which were incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will remain relatively constant as a percentage of revenue.

Sales and Marketing. Sales and marketing expenses consist primarily of online search and advertising costs, wages, commissions and benefits for sales and marketing personnel, offline marketing costs such as media advertising and trade shows, consulting fees, credit card processing fees, rent expense and hardware and software maintenance costs. Online search and advertising costs consist primarily of pay-per-click payments to search engines and other online advertising media such as banner ads. Offline marketing costs include radio and print advertisements, as well as the costs to create and produce these advertisements, and tradeshows, including the costs of space at tradeshows and costs to design and construct tradeshow booths. Advertising costs are expensed as incurred. In order to continue to grow our business and awareness of our services, we expect that we will continue to invest in our sales and marketing efforts. We expect that sales and marketing expenses will remain relatively constant as a percentage of revenue.

General and Administrative. General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, legal, finance and accounting personnel, professional fees, insurance and other corporate expenses, including acquisition-related expenses. We expect that general and administrative expenses related to personnel, recruiting, internal information systems, audit, accounting and insurance costs will remain relatively constant as a percentage of revenue as we continue to support the growth of our business. Further, we expect to continue to incur acquisition-related costs in connection with the Merger and general and administrative expenses could increase if we incur litigation-related expenses associated with our defense against legal claims.

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

Results of Consolidated Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue (dollar amounts in thousands)

	Three Months Ended March 31,
	2016	Percent of Revenue	2017	Percent of Revenue	Percent Change
Revenue	$79,734	100%	$187,458	100%	135%
Cost of revenue	11,200	14%	38,939	21%	248%

Gross profit	68,534	86%	148,519	79%	117%

Operating expenses
Research and development	15,364	19%	33,122	18%	116%
Sales and marketing	42,242	53%	75,768	40%	79%
General and administrative	10,252	13%	49,391	26%	382%
Amortization of acquired intangibles	1,383	2%	24,420	13%	1,666%

Total operating expenses	$69,241	87%	$182,701	97%	164%

	As of March 31,
	2016		2017		Percent Change
Employees
Cost of revenue	132		480		264%
Research and development	412		1,044		153%
Sales and marketing	379		918		142%
General and administrative	113		304		169%

Total headcount at end of period	1,036		2,746		165%

Three Months Ended March 31, 2016 and 2017

Revenue. Revenue increased $107.7 million, or 135%, from $79.7 million for the three months ended March 31, 2016 to $187.5 million for the three months ended March 31, 2017, due primarily to revenue from the GoTo Business of $100.5 million since the Merger on January 31, 2017.

Cost of Revenue. Cost of revenue increased $27.7 million, or 248%, from $11.2 million for the three months ended March 31, 2016 to $38.9 million for the three months ended March 31, 2017. As a percentage of revenue, cost of revenue was 14% and 21% for the three months ended March 31, 2016 and 2017, respectively. Cost of revenue for the three months ended March 31, 2016 and 2017, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $3.9 million and $10.5 million, respectively; facility-related costs of $0.5 million and $1.3 million, respectively; depreciation, maintenance, and amortization of internally developed software expense of $2.7 million and $6.1 million, respectively; professional services expense of $0.5 million and $2.4 million, respectively; data center and telecommunications costs of $2.2 million and $8.7 million, respectively; and amortization of acquired intangible assets of $1.2 million and $9.1 million, respectively. Employees whose personnel-related costs are recorded to cost of revenue as of March 31, 2017 included an additional 326 employees resulting from the Merger. The increase in cost of revenue as a percentage of revenue is primarily attributable to the increase in amortization of acquired intangible assets. Included in personnel-related costs in the three months ended March 31, 2016 and 2017, is $0.5 million and $1.0 million, respectively, of stock-based compensation expense and $0.3 million each, of acquisition-related retention-based bonuses.

Research and Development Expenses. Research and development expenses increased $17.8 million, or 116%, from $15.4 million for the three months ended March 31, 2016 to $33.1 million for the three months ended March 31, 2017. As a percentage of revenue, research and development expenses were 19% and 18% for the three months ended March 31, 2016 and 2017, respectively. Research and development expenses for the three months ended March 31, 2016 and 2017, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $12.7 million and $25.9 million, respectively; facility-related costs of $1.1 million and $3.6 million, respectively; depreciation and maintenance expense of $0.8 million and $2.3 million, respectively; and professional services expense of $0.6 million and $0.9 million, respectively. Research and development employees as of March 31, 2017 included an additional 647 employees resulting from the Merger. Included in personnel-related costs in the three months ended March 31, 2016 and 2017 is $1.5 million and $4.4 million, respectively, of stock-based compensation expense and $1.9 million and $2.4 million, respectively, of acquisition-related retention-based bonuses.

Sales and Marketing Expenses. Sales and marketing expenses increased $33.5 million, or 79%, from $42.2 million for the three months ended March 31, 2016 to $75.8 million for the three months ended March 31, 2017. As a percentage of revenue, sales and marketing expenses were 53% and 40% for the three months ended March 31, 2016 and 2017, respectively. Sales and marketing expenses for the three months ended March 31, 2016 and 2017, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $22.1 million and $37.9 million, respectively; marketing costs of $11.8 million and $24.8 million, respectively; facility-related costs of $2.2 million and $3.4 million, respectively; depreciation and maintenance expense of $1.9 million and $2.1 million, respectively; and professional services expense of $0.5 million and $1.2 million, respectively. Sales and marketing employees as of March 31, 2017 included an additional 621 employees resulting from the Merger. Included in personnel-related costs in the three months ended March 31, 2016 and 2017 is $3.8 million and $3.6 million, respectively, of stock-based compensation expense and $0.6 million and $1.3 million, respectively, of acquisition-related retention-based bonuses.

General and Administrative Expenses. General and administrative expenses increased $39.1 million, or 382%, from $10.3 million for the three months ended March 31, 2016 to $49.3 million for the three months ended March 31, 2017. As a percentage of revenue, general and administrative expenses were 13% and 26% for the three months ended March 31, 2016 and 2017, respectively. In the three months ended March 31, 2017, general and administrative expenses includes acquisition-related transaction, transition and integration-related costs of $27.7 million primarily related to the Merger, consisting of $17.1 million in transaction, transition and integration-related costs, $7.9 million in integration-related severance costs and $2.7 million of retention-based bonuses. General and administrative expenses for the three months ended March 31, 2016 and 2017, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $6.8 million and $14.2 million, respectively; professional services of $1.6 million and $3.6 million, respectively; facility-related costs of $0.5 million and $1.3 million, respectively; and depreciation and maintenance expense of $0.5 million and $2.5 million, respectively. General and administrative employees as of March 31, 2017 included an additional 138 employees resulting from the Merger. Included in personnel-related costs in the three months ended March 31, 2016 and 2017 is $2.7 million and $5.1 million, respectively, of stock-based compensation expense.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $1.4 million and $24.4 million for the three months ended March 31, 2016 and 2017, respectively. The increase is primarily related to the intangible assets acquired as a result of the Merger on January 31, 2017.

Interest Income. Interest income was $0.2 million and $0.1 million for the three months ended March 31, 2016 and 2017, respectively, and was primarily attributable to interest income earned on marketable securities.

Interest Expense. Interest expense was $0.4 million for both the three months ended March 31, 2016 and 2017, respectively, and was primarily associated with interest expense attributable to our credit facility and the amortization of financing fees.

Other (Expense) Income, Net. Other (expense) income, net was expense of $0.4 million and income of $0.1 million for the three months ended March 31, 2016 and 2017, respectively, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the quarter.

Income Taxes. We recorded a benefit for federal, state, and foreign taxes of $0.2 million and $15.9 million on a loss before income taxes of $1.3 million and $34.4 million for the three months ended March 31, 2016 and 2017, respectively, resulting in an effective tax rate of 19% and 46%, respectively. The effective income tax rates for the three months ended March 31, 2016 and 2017 were impacted by profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the three months ended March 31, 2017 was also impacted by the expected non-deductibility of certain transaction costs related to the Merger and $2.3 million of discrete income tax benefits related to excess tax deductions on stock compensation now recorded as a tax benefit due to our adoption of ASU 2016-09 as well as a $2.3 million tax benefit related to discrete integration related activity.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2016	2017
Net cash provided by operating activities	$38,000	$105,870
Net cash (used in) provided by investing activities	(4,989)	42,620
Net cash used in financing activities	(17,122)	(25,174)
Effect of exchange rate changes on cash and cash equivalents	2,159	2,651

Net increase in cash and cash equivalents	$18,048	$125,967

At March 31, 2017, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $296.1 million, of which $168.8 million was in the United States and $127.3 million was held by our international subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes upon repatriation. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to indefinitely reinvest our foreign earnings to fund our foreign subsidiaries.

Cash Flows From Operating Activities

Net cash inflows from operating activities during the three months ended March 31, 2016 were mainly attributable to a $26.3 million increase in deferred revenue associated with upfront payments received from our customers, a $2.1 million increase in other long-term liabilities, a $1.7 million increase in accounts payable and a $1.1 million decrease in accounts receivable. These cash inflows were partially offset by a $4.1 million increase in prepaid expenses and other current assets, a $2.5 million decrease in accrued liabilities and a net loss of $1.1 million. The increase in other long-term liabilities was primarily driven by a $1.4 million increase in contingent retention-based bonuses related to our acquisition of Marvasol, Inc., d/b/a “Last Pass,” and a $0.6 million increase in accrued rent. The increase in prepaid expenses and other current assets was primarily driven by a $3.0 million increase in prepaid software subscription fees and a $0.8 million increase in prepaid marketing costs. The decrease in accrued liabilities was primarily related to a net $3.7 million decrease in accrued employee bonuses due to $5.0 million in payments made in January 2016, which were accrued at December 31, 2015, and a net $2.7 million decrease in accrued contingent retention-based bonuses due to the payouts made in the first quarter of 2016 related to our 2014 acquisitions. These decreases were partially offset by a $1.8 million increase in accrued marketing programs, a $0.7 million increase in consulting and contractor costs, a $0.7 million increase in non-income taxes payable and a $0.6 million increase in accrued fixed assets. Additionally, included in net cash inflows from operating activities are add-backs of non-cash charges, including $8.6 million for stock-based compensation expense, $5.7 million for depreciation and amortization and $0.3 million for the change in fair value of the contingent consideration liability related to the LastPass acquisition.

Net cash inflows from operating activities during the three months ended March 31, 2017 were mainly attributable to a $44.3 million increase in deferred revenue associated with upfront payments received from our customers, a $40.5 million increase in accrued expenses primarily related to the Merger and acquisition-related expenses associated with the Merger, a $3.9 million increase in accounts payable, a $3.1 million increase in accounts receivable, and a $1.1 million increase in other long-term liabilities. These cash inflows were partially offset by a $6.9 million increase in prepaid expenses and other current assets. Accrued expenses and accounts payable included $14.4 million in Merger acquisition-related professional fees, including transaction, transition, and integration-related fees and expenses, and $8.1 million in retention-based bonus accruals related to our 2015 and 2016 acquisitions. Additionally, included in net cash inflows from operating activities were add-backs of non-cash charges, including $40.3 million for depreciation and amortization, $14.2 million for stock-based compensation expense, and $16.5 million for benefit from deferred income taxes attributable to the amortization of intangible assets which cannot be deducted for tax purposes.

Cash Flows From Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 was primarily attributable to purchases of $4.4 million in property and equipment related to the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal information technology infrastructure, and the expansion and upgrade of our offices and $0.4 million in intangible asset additions for capitalized costs related to internally developed computer software to be sold as a service which were incurred during the application development stage.

Net cash provided by investing activities for the three months ended March 31, 2017 was primarily attributable to $26.3 million in net proceeds from maturities and sales of marketable securities, $24.2 million for cash acquired from the Merger, and $1.9 million for a decrease in restricted cash. These cash inflows were partially offset by $6.0 million in intangible asset additions for capitalized costs related to internally developed computer software to be sold as a service which were incurred during the application development stage, and purchases of $3.7 million in property and equipment related to the expansion and upgrade of our data center capacity, our internal IT infrastructure and our offices.

Cash Flows From Financing Activities

Net cash used in financing activities for the three months ended March 31, 2016 related to the purchase of $8.4 million of treasury stock, the repayment of $7.5 million related to our credit facility, the payment of $2.1 million for payroll taxes related to vesting of restricted stock units and the payment of $0.3 million in deferred financing costs. These payments were partially offset by $1.1 million in proceeds received from the issuance of common stock upon exercise of stock options.

Net cash used in financing activities for the three months ended March 31, 2017 related to the dividend payment of $12.8 million, the payment of $7.6 million for payroll taxes related to vesting of restricted stock units, the purchase of $7.5 million of treasury stock, and $1.8 million for payment of issuance costs associated with the Amended Credit Agreement. These payments were partially offset by $4.5 million in proceeds received from the issuance of common stock upon exercise of stock options.

We also have available a multi-currency credit facility with a syndicate of banks, financial institutions and other lending entities that provides for a secured revolving line of credit of up to $400.0 million, which may be increased by an additional $200.0 million subject to further commitment from the lenders. The credit facility matures on February 1, 2022 and includes certain financial covenants with which we must comply. We expect to use the credit facility for general corporate purposes, including the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital (see Note 12 to our Condensed Consolidated Financial Statements for additional details). As of March 31, 2017, we had $30.0 million of outstanding borrowings under the credit facility. We repaid $15.0 million of the outstanding borrowings both on April 4, 2017 and May 3, 2017, eliminating the remaining outstanding debt balance.

Future Expectations

We believe that our current cash and cash equivalents, together with cash generated from operations and our credit facility, will be sufficient to meet our ongoing operations working capital and capital expenditure requirements, as well as our acquisition-related fees and expenses related to the Merger. In 2017, we expect to incur approximately $46 million of Merger-related transaction, transition and integration-related expenses, including severance and retention costs, of which $30.3 million has been incurred through March 31, 2017. While we expect to be able to fund our one-time costs using cash from operations and borrowings under existing credit sources, these costs will negatively impact our liquidity, cash flows and result of operations in the periods in which they are incurred.

In January 2017, we paid a $12.8 million dividend to our stockholders. Additionally, on February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we intend to return to our stockholders approximately 75% of our free cash flow over the period, up to $700.0 million, through a combination of share repurchases and dividends. As part of this capital return plan, we expect to initiate a quarterly cash dividend of $0.25 per share, with the first dividend under this plan to be paid on May 26, 2017 to stockholders of record as of May 10, 2017. Our Board of Directors will continue to review this capital return plan for potential modifications based on the Company’s financial performance, business outlook and other considerations. Our ability to repurchase our shares and/or pay dividends to our stockholders is subject to our having sufficient cash available and our maintaining compliance with our credit facility covenants as well as any potential tax restrictions which may be imposed on us related to the Merger and the resolution of our related private letter ruling from the Internal Revenue Service.

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

In addition to our condensed consolidated financial statements prepared in accordance with GAAP, to date, we have considered the following non-GAAP financial measures to be key indicators of our financial performance:

•	“Non-GAAP revenue,” which we define as GAAP revenue adding back the impact of the fair value acquisition accounting adjustment on acquired deferred revenue;

•	“Non-GAAP operating income,” which we define as GAAP net income (loss) from operations adding back the impact of the fair value acquisition accounting adjustment on acquired deferred revenue, acquisition-related costs and amortization, and stock-based compensation expense, as well as including amortization expense for acquired company internally capitalized software development costs adjusted in acquisition accounting;

•	“Adjusted EBITDA,” which we define as GAAP net income (loss) excluding interest and other expense, net, income tax benefit, depreciation and amortization expenses, and adding back the impact of the fair value acquisition accounting adjustment on acquired deferred revenue, acquisition-related costs, and stock-based compensation expense, as well as including amortization expense for acquired company internally capitalized software development costs adjusted in acquisition accounting;

•	“Non-GAAP provision for income taxes,” which we define as GAAP provision (benefit) for income taxes excluding the tax impact from acquisition-related costs and amortization, stock-based compensation expense and discrete integration-related tax items;

•	“Non-GAAP net income,” which we define as GAAP net income (loss) excluding the adjustments noted in non-GAAP operating income and non-GAAP provision for incomes taxes above; and

•	“Non-GAAP earnings per share,” which we define as non-GAAP net income divided by fully-diluted weighted average shares outstanding.

The revenue and expense items described below have been excluded from our GAAP results to arrive at our non-GAAP measures, as outlined above:

•	Fair value adjustment on acquired deferred revenue is an acquisition accounting adjustment recorded to reduce acquired deferred revenue to the fair value of the remaining obligation.

•	Acquisition-related costs relate to costs associated with the acquisitions of intellectual property and businesses and include transaction, transition and integration-related fees and expenses (including legal, accounting and other professional fees, severance, retention bonuses) and subsequent adjustments to our initial estimated amount of contingent consideration associated with acquisitions.

•	Acquisition-related costs and amortization relate to acquisition-related costs, as defined above, and the amortization of acquired intangible assets.

•	Stock-based compensation expense relates to stock-based compensation awards granted to our executive officers, employees and outside directors.

•	Acquisition accounting on internally capitalized software development relates to the amortization of acquired company internally developed capitalized software development costs that were adjusted in acquisition accounting with the recording of a completed technology intangible asset.

•	Depreciation and amortization expenses relate to costs associated with the depreciation and amortization of fixed and intangible assets.

•	Interest and other income (expense), net relates to the interest earned on outstanding cash balances and marketable securities, interest expense primarily related to our credit facility, as well as realized and unrealized foreign currency gains and losses resulting from multi-currency settlements occurring during the period and period end translation adjustments.

•	Income tax provision (benefit) relates to the total income tax levied based on GAAP income during the period.

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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows (in thousands, except per share data):

	Three Months Ended March 31,
Non-GAAP Revenue	2016	2017
GAAP Revenue	$79,734	$187,458
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	—	13,645

Non-GAAP Revenue	$79,734	$201,103

	Three Months Ended March 31,
Non-GAAP Operating income	2016	2017
GAAP Loss from operations	$(707)	$(34,182)
Add Back:
Stock-based compensation expense	8,592	14,194
Acquisition-related costs and amortization	5,795	65,637
Effect of acquisition accounting on fair value of acquired deferred revenue	—	13,645
Less:
Effect of acquisition accounting on internally capitalized software development costs	—	(4,701)

Non-GAAP Operating income	$13,680	$54,593

	Three Months Ended March 31,
Adjusted EBITDA	2016	2017
GAAP Net loss	$(1,073)	$(18,564)
Add Back:
Stock-based compensation expense	8,592	14,194
Acquisition-related costs	3,257	32,077
Interest and other expense, net	613	253
Income tax benefit	(247)	(15,871)
Depreciation and amortization expense	5,444	40,284
Effect of acquisition accounting on fair value of acquired deferred revenue	—	13,645

Adjusted EBITDA	$16,586	$66,018

	Three Months Ended March 31,
Non-GAAP Net income	2016	2017
GAAP Net loss	$(1,073)	$(18,564)
Add Back:
Stock-based compensation expense	8,592	14,194
Acquisition-related costs and amortization	5,795	65,637
Effect of acquisition accounting on fair value of acquired deferred revenue	—	13,645
Less:
Effect of acquisition accounting on internally capitalized software development	—	(4,701)
Income tax effect of non-GAAP items	(4,249)	(32,070)

Non-GAAP Net income	$9,065	$38,141

	Three Months Ended March 31,
Non-GAAP Earnings per share	2016	2017
GAAP Loss per share	$(0.04)	$(0.43)
Add Back:
Stock-based compensation expense	0.33	0.32
Acquisition-related costs and amortization	0.22	1.46
Effect of acquisition accounting on fair value of acquired deferred revenue	—	0.30
Less:
Effect of acquisition accounting on internally capitalized software development	—	(0.11)
Income tax effect of non-GAAP items	(0.16)	(0.69)

Non-GAAP Earnings per share	$0.35	$0.85

Shares used in computing diluted non-GAAP earnings per share	25,815	44,765

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)(1)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating and capital lease obligations	$110,360	15,869	30,151	26,892	37,448
Credit facility(2)	30,000	—	—	30,000	—
Hosting service agreements	17,951	7,077	8,688	2,186	—

Total	$158,311	22,946	38,839	59,078	37,448

(1)	Excluded from the table above is $2.6 million related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.
(2)	In February 2017, we amended and restated the credit facility to, among other things, extend the maturity date to February 2022. Excluded from the table above are the quarterly commitment fees on the undrawn portion that range from 0.20% to 0.30% per annum and interest payable on any outstanding borrowings. As of February 1, 2017, the quarterly commitment fees range from 0.15% to 0.30%.

As of March 31, 2017, we had letters of credit and bank guarantees of $7.0 million (of which $1.5 million is collateralized and is classified as restricted cash), primarily related to our corporate headquarters in Boston, Massachusetts.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as our non-U.S. sales are recorded by our subsidiaries located in Ireland, the United Kingdom, Australia and Brazil and as we incur significant operating expenses in our foreign subsidiaries including our Hungarian and German research and development facilities and our sales and marketing operations in Ireland, the United Kingdom, Australia and India. For the three months ended March 31, 2016 and 2017, 28% and 24%, respectively, of our revenues were derived from international customers and 22% and 17%, respectively, of our operating expenses occurred in our international subsidiaries.

Currently, our largest exposure to foreign currency exchange rate risk relates to the Euro, British Pound, Hungarian Forint and the Brazilian Real. To date, changes in foreign currency exchange rates have not had a material impact on our operations, and we estimate that a change of 10% or less in foreign currency exchange rates would not materially affect our operations. At this time, we do not but may in the future, enter into any foreign currency hedging programs or instruments that would hedge or help offset such foreign currency exchange rate risk.

At March 31, 2017, cash and cash equivalents and short-term marketable securities totaled $296.1 million, of which $168.8 million was held in the United States and $127.3 million was held by our international subsidiaries. Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. Our consolidated cash balances were impacted favorably by $2.2 million and $2.7 million for the three months ended March 31, 2016 and 2017, respectively, due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro.

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

Interest expense on borrowings under our credit facility is sensitive to changes in interest rates. As of March 31, 2017, we had $30.0 million outstanding under our variable-rate credit facility. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. Interest rates on this loan will be adjusted at each rollover date to the extent such amounts are not repaid. As of March 31, 2017, the annual rate on the loan was 2.0625%. If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $0.3 million. This hypothetical change in cash flows and earnings has been calculated based on the borrowings outstanding at March 31, 2017 and a 100 basis point per annum change in interest rate applied over a one-year period.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. On January 31, 2017, we completed our Merger with GetGo, pursuant to which we combined with Citrix’s GoTo Business. We are extending our oversight and monitoring processes that support our internal control over financial reporting to include these operations. We are continuing to integrate these acquired operations into our overall internal control over financial reporting process. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

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

On September 2, 2016, Meetrix IP, LLC, or Meetrix, filed a complaint against us in the U.S. District Court for the Western District of Texas (Case No. 1:16-cv-1034). The complaint, which was served upon us on September 22, 2016, alleges that our join.me service infringes upon U.S. Patent Nos. 9,253,332, 9,094,525 and 8,339,997, each of which are allegedly owned by Meetrix and which Meetrix asserts relate to audio-video conferencing collaboration. On the same date, Meetrix also filed a complaint against Citrix in the same jurisdiction (Case No. 1:16-cv-1033-LY) alleging that the GoToMeeting service, which has since been acquired by us as part of the Merger, also infringes upon U.S. Patent Nos. 9,253,332, 9,094,525 and 8,339,997. On April 17, 2017, Meetrix also alleged that the GoToTraining and GoToWebinar services, which also have been acquired by us, infringe upon the three patents. Both complaints seek monetary damages in an unspecified amount, attorneys’ fees and costs, and additional relief as is deemed appropriate by the court. We believe we have meritorious defenses to these claims and intend to defend the lawsuit vigorously.

In March 2011, Richard Williamson, or Williamson, on behalf of and as trustee for At Home Bondholders Liquidating Trust, or At Home, filed a patent infringement suit against Citrix Systems, Inc. and others in the U.S. Federal Court for the Central District of California (Case No. 11-cv-2409). The suit alleged that certain of Citrix’s GoTo service offerings, which have since been acquired by us as part of the Merger, infringed certain claims of U.S. Patent No. 6,155,840 which is allegedly owned by At Home. In February 2016, the Court granted summary judgment, finding the asserted claims to lack patentable subject matter. In March 2016, Williamson initiated an appeal of this ruling which was argued on March 6, 2017. The Federal Circuit affirmed the District Court’s decision that the asserted claims lacked patentable subject matter.

In February 2006, ‘01 Communiqué, or ‘01, filed a patent infringement lawsuit against Citrix and Citrix Online, LLC in the United States District Court for the Northern District of Ohio (Case No. 1:06-cv-253), claiming that certain GoTo remote access service offerings, which have since been acquired by us as part of the Merger, infringed U.S. Patent No. 6,928,479, or the ‘479 Patent, which is allegedly owned by ‘01. In January 2016, an Ohio jury rendered a verdict that the GoTo services had not infringed the ‘479 Patent. The District Court affirmed the jury’s findings and denied ‘01’s request for a new trial. On March 30, 2017, ’01 initiated an appeal of this ruling and we intend to file a briefing opposing their claims.

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

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Quarterly Report or Form 10-Q and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

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

We have and will continue to incur significant costs related to the Merger that could have a material adverse effect on our liquidity, cash flows and operating results and we may not realize the anticipated cost synergies and growth opportunities from the Merger.

We completed our merger with GetGo, Inc., or GetGo, a wholly-owned subsidiary of Citrix Systems, Inc., or Citrix, in January 2017, which we refer to as the Merger. In connection with the Merger, Citrix transferred its GoTo family of service offerings, or the GoTo Business, to GetGo, and then distributed the shares of GetGo to Citrix stockholders on a pro rata basis, which we refer to as the Distribution. During the year ended December 31, 2016, we incurred $16.2 million of transaction, transition and integration-related fees and expenses. In 2017, we expect to incur approximately $46 million of Merger-related fees and expenses, including legal, accounting and other professional fees and transition and integration-related expenses, including severance and retention costs. While we expect to be able to fund these costs using cash from operations and borrowings under existing credit sources, these costs will negatively impact our liquidity, cash flows and result of operations in the periods in which they are incurred.

We previously announced that we expect to realize cost synergies, growth opportunities and other financial and operating benefits as a result of our Merger. Our success in realizing these benefits, and the timing of their realization, depends on the successful integration of the GoTo Business and even if we are able to integrate the GoTo Business successfully, we cannot predict with certainty if or when the cost synergies, growth opportunities and benefits will occur, or the extent to which they will actually be achieved.

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

The U.S. federal income tax consequences of the Distribution and Merger to Citrix and Citrix stockholders depend upon whether the contribution of specified assets and liabilities of the GoTo Business, which we refer to herein as the Contribution and the Distribution, taken together, qualify as a reorganization under Sections 368(a) and 355 of the Internal Revenue Code of 1986, as amended, or the Code, and the Merger qualifies as a reorganization under Section 368(a) of the Code, in each case based on the applicable facts and circumstances that existed on the date of the Distribution and the Merger. If each of the Distribution and Merger so qualify, then (i) Citrix stockholders will generally not recognize any gain or loss for U.S. federal income tax purposes as a result of the Distribution or the Merger, except for any gain or loss attributable to the receipt of cash in lieu of fractional shares of our common stock, and (ii) except for taxable income or gain possibly arising as a result of certain internal reorganization transactions undertaken prior to or in anticipation of the Distribution, Citrix will not recognize any gain or loss. Citrix received a tax opinion in connection with the Contribution and Distribution, which we refer to as the Distribution Tax Opinion, that provides in part that the Contribution and Distribution, taken together, qualify as a reorganization under Sections 368(a)(1)(D) and 355 of the Code. LogMeIn and Citrix have received opinions from our respective outside legal counsel that provide in part that the Merger qualifies as a reorganization under Section 368(a) of the Code. These opinions are not binding on the Internal Revenue Service, or the IRS, or the courts, and the IRS or the courts may not agree with the conclusions reached in these opinions. There can be no assurance that the IRS will not successfully assert that either or both of the Distribution and the Merger are taxable transactions, and that a court will not sustain such assertion, which could result in tax being incurred by Citrix stockholders and Citrix.

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

Under the Amended and Restated Tax Matters Agreement that we entered into with Citrix and GetGo in connection with the Merger, which we refer to as the Tax Matters Agreement, which provides for, among other things, the allocation between Citrix, on the one hand, and GetGo and us, on the other hand, of certain tax assets and liabilities, GetGo and we may be obligated, in certain cases, to indemnify Citrix against taxes and certain tax-related losses on the Distribution that arise as a result of GetGo’s or our actions, or failure to act. Any such indemnification obligation would be substantial and would likely have a material adverse effect on us. In addition, even if we are not responsible for tax liabilities of Citrix under the Tax Matters Agreement, GetGo nonetheless could be liable under applicable law for such liabilities if Citrix were to pay such taxes.

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

The Tax Matters Agreement generally restricts us from taking certain actions after the Merger that may adversely affect the intended U.S. federal income tax treatment of the Merger and certain related transactions consummated in connection with Citrix’s internal reorganization. Failure to adhere to these restrictions, including in certain circumstances that may be outside of our control, could result in tax being imposed on Citrix for which we could bear responsibility and for which we could be obligated to indemnify Citrix. In addition, even if we are not responsible for tax liabilities of Citrix under the Tax Matters Agreement, GetGo nonetheless could be liable under applicable tax law for such liabilities if Citrix were to fail to pay such taxes. Because of these provisions in the Tax Matters Agreement, we are restricted from taking certain actions, particularly for the two years following the Merger, including (among other things) the ability to freely issue stock, to make acquisitions and to raise additional equity capital. These restrictions could have a material adverse effect on our liquidity and financial condition, and otherwise could impair our ability to implement strategic initiatives. Also, our indemnity obligation to Citrix might discourage, delay or prevent a change of control that our stockholders may consider favorable.

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

On February 1, 2017, we entered into an amended and restated credit agreement with a syndicate of banks, which amended and restated our existing credit agreement dated as of February 18, 2015, as previously amended on January 22, 2016. Our secured revolving credit facility was increased from $150 million to $400 million (which may be increased by an additional $200 million if the existing or additional lenders are willing to make such increased commitments) which is available through a newly extended date of February 1, 2022, at which time any amounts outstanding will be due and payable in full. At March 31, 2017, we had $30 million of outstanding borrowings under the credit facility, which have been repaid in full as of May 3, 2017. We may wish to borrow additional amounts under the facility in the future for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, and share repurchases, as well as for working capital.

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

We are highly dependent upon the continued service and performance of our executive management team as well as other key technical and sales employees. These key employees are not party to an employment agreement with us, and they may terminate their employment at any time with no advance notice. The replacement of these key employees likely would involve significant time and costs, and the loss of these key employees may significantly delay or prevent the achievement of our business objectives. Furthermore, employee retention may be particularly challenging during the months immediately following the Merger, as employees may feel uncertain about their future roles. If our employees depart because of issues relating to the uncertainty or perceived difficulties of integration, our ability to realize the anticipated benefits of the Merger could be reduced.

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

During the period from our initial public offering in July 2009 through May 2, 2017, our common stock has traded as high as $115.10 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended March 31, 2017.

(b)	Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the three months ended March 31, 2017.

(c)	Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(1)
January 1, 2017 — January 31, 2017	—	—	—	—
February 1, 2017 — February 28, 2017	—	—	—	$700,000,000
March 1, 2017 — March 31, 2017	76,660	$97.38	76,660	$692,535,000

Total	76,660	$97.38	76,660

(1)	On February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we intend to return to stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. Share repurchases under this plan are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. During the three months ended March 31, 2017, we repurchased 76,660 shares of our common stock. This capital return plan terminated and replaced the $75 million share repurchase program previously approved by our Board of Directors on October 20, 2014.

Item 6.	Exhibits

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

LOGMEIN, INC.

Date: May 5, 2017	By:	/s/ William R. Wagner
William R. Wagner
President & Chief Executive Officer
(Principal Executive Officer)

Date: May 5, 2017	By:	/s/ Edward K. Herdiech
Edward K. Herdiech
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

2.1	Employee Matters Agreement, dated as of January 31, 2017, by and among LogMeIn, Inc., Citrix Systems, Inc. and GetGo, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by LogMeIn, Inc. on February 1, 2017).

2.2	Intellectual Property License Agreement, dated as of January 31, 2017, by and among LogMeIn, Inc., Citrix Systems, Inc. and GetGo, Inc. (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K filed by LogMeIn, Inc. on February 1, 2017).

2.3	Transition Services Agreement, dated as of January 31, 2017, by and among LogMeIn, Inc., Citrix Systems, Inc. and GetGo, Inc. (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by LogMeIn, Inc. on February 1, 2017).

3.1	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by LogMeIn, Inc. on January 25, 2017).

10.1	Cooperation Agreement, dated January 31, 2017, by and among LogMeIn, Inc., Elliot Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by LogMeIn, Inc. on February 1, 2017).

10.2	Amended and Restated Credit Agreement, dated as of February 1, 2017, by and among LogMeIn, Inc., each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank N.A., Wells Fargo Securities, LLC, and RBC Capital Markets, as Joint Bookrunners, Lead Arrangers, and Syndication Agents (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by LogMeIn, Inc. on February 1, 2017).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.