Form 10-Q
period 2017-06-30
LogMeIn, Inc.
filed 2017-07-28
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 24, 2017, there were 52,728,376 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2016	June 30, 2017
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,756	$261,007
Marketable securities	55,710	24,488
Accounts receivable (net of allowance of $245 and $1,764 as of December 31, 2016 and June 30, 2017, respectively)	25,901	75,765
Prepaid expenses and other current assets	5,723	40,354

Total current assets	228,090	401,614
Property and equipment, net	23,867	82,538
Restricted cash	2,481	1,549
Intangibles, net	62,510	1,209,249
Goodwill	121,760	2,225,692
Other assets	4,282	8,186
Deferred tax assets	303	262

Total assets	$443,293	$3,929,090

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,640	$37,040
Accrued liabilities	35,253	104,321
Deferred revenue, current portion	156,966	304,777

Total current liabilities	206,859	446,138
Long-term debt	30,000	—
Deferred revenue, net of current portion	5,287	5,373
Deferred tax liabilities	2,332	388,254
Other long-term liabilities	2,699	5,802

Total liabilities	247,177	845,567

Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value - 5,000 shares authorized, 0 shares outstanding as of December 31, 2016 and June 30, 2017
Equity:
Common stock, $0.01 par value - 75,000 and 150,000 shares authorized as of December 31, 2016 and June 30, 2017 respectively; 28,405 and 55,906 shares issued as of December 31, 2016 and June 30, 2017, respectively; 25,552 and 52,773 outstanding as of December 31, 2016 and June 30, 2017, respectively	284	559
Additional paid-in capital	314,700	3,244,722
Accumulated deficit	(1,754)	(26,460)
Accumulated other comprehensive (loss) income	(6,618)	4,813
Treasury stock, at cost - 2,853 and 3,132 shares as of December 31, 2016 and June 30, 2017, respectively	(110,496)	(140,111)

Total equity	196,116	3,083,523

Total liabilities and equity	$443,293	$3,929,090

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Revenue	$83,266	$257,025	$163,000	$444,483
Cost of revenue	11,436	53,236	22,636	92,175

Gross profit	71,830	203,789	140,364	352,308

Operating expenses
Research and development	14,046	40,710	29,410	73,832
Sales and marketing	41,663	93,469	83,905	169,237
General and administrative	11,404	33,163	21,656	82,554
Amortization of acquired intangibles	1,357	36,154	2,740	60,574

Total operating expenses	68,470	203,496	137,711	386,197

Income (loss) from operations	3,360	293	2,653	(33,889)
Interest income	186	373	369	519
Interest expense	(367)	(345)	(759)	(794)
Other expense, net	(92)	(128)	(496)	(78)

Income (loss) before income taxes	3,087	193	1,767	(34,242)
(Provision for) benefit from income taxes	(581)	14,653	(334)	30,524

Net income (loss)	$2,506	$14,846	$1,433	$(3,718)

Net income (loss) per share:
Basic	$0.10	$0.28	$0.06	$(0.08)
Diluted	$0.10	$0.28	$0.06	$(0.08)
Weighted average shares outstanding:
Basic	25,135	52,715	25,144	48,168
Diluted	25,828	53,723	25,841	48,168

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensesd Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Net income (loss)	$2,506	$14,846	$1,433	$(3,718)

Other comprehensive (loss) gain :
Net unrealized gains (losses) on marketable securities, (net of tax provision $12 and $1 for the three months ended June 30, 2016 and 2017 and a tax provision of $60 and a tax benefit of $2 for the six months ended June 30, 2016 and 2017)	21	2	105	(3)
Net translation (losses) gains	(644)	11,530	(202)	11,434

Total other comprehensive (loss) gain	(623)	11,532	(97)	11,431

Comprehensive income	$1,883	$26,378	$1,336	$7,713

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2016	2017
Cash flows from operating activities
Net income (loss)	$1,433	$(3,718)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	18,328	30,490
Depreciation and amortization	10,704	98,586
Amortization of premium on investments	257	114
Change in fair value of contingent consideration liability	502	—
Amortization of debt issuance costs	144	319
Provision for bad debts	26	119
Benefit from deferred income taxes	—	(32,477)
Other, net	(3)	822
Changes in assets and liabilities, excluding effect of acquisitions:
Accounts receivable	1,562	(3)
Prepaid expenses and other current assets	(2,306)	(12,586)
Other assets	949	156
Accounts payable	2,523	11,194
Accrued liabilities	342	38,044
Deferred revenue	26,073	59,752
Other long-term liabilities	3,460	1,973

Net cash provided by operating activities	63,994	192,785

Cash flows from investing activities
Purchases of marketable securities	(31,573)	—
Proceeds from sale or disposal or maturity of marketable securities	31,250	31,103
Purchases of property and equipment	(8,812)	(9,804)
Intangible asset additions	(715)	(13,709)
Cash paid for acquisition, net of cash acquired	(61)	24,215
(Increase) decrease in restricted cash	(31)	1,750

Net cash (used in) provided by investing activities	(9,942)	33,555

Cash flows from financing activities
Repayments under credit facility	(15,000)	(30,000)
Proceeds from issuance of common stock upon option exercises	5,404	5,354
Payments of withholding taxes in connection with restricted stock unit vesting	(8,617)	(29,455)
Payment of debt issuance costs	(349)	(1,993)
Dividends paid on common stock	—	(25,936)
Purchase of treasury stock	(19,337)	(29,615)

Net cash used in financing activities	(37,899)	(111,645)

Effect of exchange rate changes on cash and cash equivalents	586	5,556

Net increase in cash and cash equivalents	16,739	120,251
Cash and cash equivalents, beginning of period	123,143	140,756

Cash and cash equivalents, end of period	$139,882	$261,007

Supplemental disclosure of cash flow information
Cash paid for interest	$547	$201
Cash paid for income taxes	$127	$12,879
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,219	$4,492
Fair value of contingent consideration in connection with acquisition, included in accrued liabilities	$2,530	$—
Purchase consideration of GetGo paid in equity	$—	$2,921,179
Receivable for proceeds from issuance of common stock upon option exercises	148	$—

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2016 and June 30, 2017, marketable securities consisted of U.S. government agency securities and corporate bonds that have remaining maturities within two years and have an aggregate amortized cost of $55.7 million and $24.5 million, respectively. The securities have an aggregate fair value of $55.7 million and $24.5 million, including $17,000 and $0 of unrealized gains and $43,000 and $29,000 of unrealized losses, at December 31, 2016 and June 30, 2017, respectively.

Revenue Recognition — The Company derives revenue primarily from subscription fees related to its premium subscription software services, usage fees from its audio services and to a lesser extent, the delivery of professional services, primarily related to its Customer Engagement and Support business. Revenues are reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction.

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

For the three and six months ended June 30, 2016 and 2017, no customers accounted for more than 10% of revenue. As of December 31, 2016 and June 30, 2017, no customers accounted for more than 10% of accounts receivable.

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of November 30, 2016, our measurement date, the fair value of the Company as a whole exceeded the carrying amount of the Company. Through June 30, 2017, no events have been identified indicating an impairment.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through June 30, 2017, the Company recorded no material impairments.

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

The Company had net foreign currency losses of $0.1 million and $0.5 million for the three and six months ended June 30, 2016, respectively, and net foreign currency losses of $0.1 million for each of the three and six months ended June 30, 2017, included in other expense in the condensed consolidated statements of operations. As of June 30, 2017, the Company did not have any foreign currency forward contracts outstanding.

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

The Company’s revenue by geography (based on customer address) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Revenues:
United States	$59,476	$199,108	$116,727	$340,286
United Kingdom	6,523	12,450	12,709	23,947
International—all other	17,267	45,467	33,564	80,250

Total revenue	$83,266	$257,025	$163,000	$444,483

Amounts for the three and six months ended June 30, 2016 presented in the Company’s revenue by service cloud (product grouping) table below include reclassifications between product groups to conform to the current year classification of the Company’s and the GoTo Business’ products (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Revenues:
Communications and Collaboration cloud	$9,989	$141,239	$19,209	$230,972
Identity and Access Management cloud	48,152	71,561	94,131	132,107
Customer Engagement and Support cloud	25,125	44,225	49,660	81,404

Total revenue	$83,266	$257,025	$163,000	$444,483

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

In the ordinary course of business, the Company enters into agreements with certain customers that contractually obligate the Company to provide indemnifications of varying scope and terms with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements, from the services provided by the Company or claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is, in many cases, unlimited. Through June 30, 2017, the Company has not experienced any losses related to these indemnification obligations.

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares outstanding from the assumed exercise of stock options and the vesting of restricted stock units. For the six months ended June 30, 2017, the Company incurred a net loss and therefore, the effect of the Company’s outstanding common stock equivalents was not included in the calculation of diluted loss per share as they were anti-dilutive. Accordingly, basic and dilutive net loss per share for the period were identical.

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net loss per share because they had an anti-dilutive impact (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Options to purchase common shares	—	—	—	206
Restricted stock units	337	505	429	1,864

Total options and restricted stock units	337	505	429	2,070

Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2016	2017	2016	2017
Basic:
Net income (loss)	$2,506	$14,846	$1,433	$(3,718)

Weighted average common shares outstanding, basic	25,135	52,715	25,144	48,168

Net income (loss) per share, basic	$0.10	$0.28	$0.06	$(0.08)

Diluted:
Net income (loss)	$2,506	$14,846	$1,433	$(3,718)

Weighted average common shares outstanding	25,135	52,715	25,144	48,168
Add: Common stock equivalents	693	1,008	697	—

Weighted average common shares outstanding, diluted	25,828	53,723	25,841	48,168

Net income (loss) per share, diluted	$0.10	$0.28	$0.06	$(0.08)

Recently Adopted Accounting Pronouncements

On May 10, 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-09, Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides clarity on what changes to share-based payment awards are considered substantive and require modification accounting to be applied. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company has early adopted ASU 2017-09 in second quarter 2017 and will apply it prospectively to award modifications after the adoption date. The Company does not regularly modify the terms and conditions of share-based awards and does not believe this ASU 2017-09 will have a material effect on its consolidated financial statements.

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

On January 1, 2017, the Company early adopted ASU 2016-16, Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory (“ASU 2016-16”) which records the effect of intra-entity transfers of assets other than inventory when the transfer occurs, resulting in $0.1 million charged to accumulated deficit upon adoption in the first quarter of 2017.

Recently Issued Accounting Pronouncements

On May 28, 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”), its final standard on revenue from contracts with customers. ASU 2014-09 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The core principle of the revenue model is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In applying the revenue model to contracts within its scope, an entity identifies the contract(s) with a customer, identifies the performance obligations in the contract, determines the transaction price, allocates the transaction price to the performance obligations in the contract and recognizes revenue when (or as) the entity satisfies a performance obligation. ASU 2014-09 applies to all contracts with customers that are within the scope of other topics in the FASB Accounting Standards Codification. Certain of ASU 2014-09’s provisions also apply to transfers of nonfinancial assets, including in-substance nonfinancial assets that are not an output of an entity’s ordinary activities (i.e. property plant and equipment, real estate or intangible assets). Existing accounting guidance applicable to these transfers has been amended or superseded. ASU 2014-09 also requires significantly expanded disclosures about revenue recognition. ASU 2014-09 will be effective for the Company on January 1, 2018, with early adoption permitted, but not earlier than January 1, 2017. The Company is currently assessing the method of adoption and potential impact of the adoption of ASU 2014-09 on its consolidated financial statements, including the impact after considering the Merger with GetGo on January 31, 2017.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. Although the Company is currently assessing the impact of adoption of ASU 2016-02 on its consolidated financial statements, the Company currently believes the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company’s balance sheet for operating leases.

On January 26, 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment (“ASU 2017-04”), which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity’s testing of reporting units for goodwill impairment, clarifies that an entity should consider income tax effects from any tax deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual reporting periods beginning after January 1, 2020 and interim periods within those fiscal years. The Company is currently assessing the potential impact of the adoption of ASU 2017-04 on its consolidated financial statements.

On November 17, 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB’s EITF) (“ASU 2016-18”). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company is currently assessing the potential impact of the adoption of ASU 2016-18 on its consolidated financial statements.

3. Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivable and accounts payable, approximate their fair values due to their short maturities. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•	Level 1: Unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company at the measurement date.

•	Level 2: Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents — money market funds	$11,599	$—	$—	$11,599
Short-term marketable securities:
U.S. government agency securities	34,961	8,001	—	42,962
Corporate bond securities	—	12,748	—	12,748

	Fair Value Measurements at June 30, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents — money market funds	$172,352	—	—	$172,352
Short-term marketable securities:
U.S. government agency securities	16,492	—	—	16,492
Corporate bond securities	—	7,966	—	7,996

Bank deposits, corporate bonds and certain U.S. government agency securities are classified within the second level of the fair value hierarchy as the fair value of those assets are determined based upon quoted prices for similar assets.

4. Acquisitions

Acquisition-Related Costs

Acquisition-related costs were $6.2 million and $40.9 million for the six months ended June 30, 2016 and 2017. Acquisition-related costs are associated with the acquisitions of businesses and intellectual property and include transaction, transition and integration-related charges (including legal, accounting and other professional fees, severance, and retention bonuses) and subsequent adjustments to our initial estimated amount of contingent consideration associated with acquisitions. Acquisition-related costs for the first six months of 2016 were primarily comprised of retention bonuses related to the Company’s 2014 and 2015 acquisitions. Acquisition-related costs for the first six months of 2017 were primarily related to the Merger and consisted of $21.5 million in transaction, transition and integration-related expenses, $8.2 million in integration-related severance costs and $11.2 million of retention-based bonuses, which also includes $3.0 million related to the Company’s 2015 and 2016 acquisitions.

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

The Merger is being accounted for under the acquisition method of accounting with the operations of the GoTo Business included in the Company’s operating results since the date of acquisition. During the six months ended June 30, 2017, the Company recorded revenue of $267.1 million, amortization of acquired intangibles of $72.6 million, and acquisition-related transaction, transition and integration costs of $37.2 million directly attributable to the Merger within its condensed consolidated financial statements. Since the Merger, the operating costs of the GoTo Business have been integrated with the operating costs of the Company and therefore, the Company has not provided operating income for the GoTo Business.

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

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The finalization of the purchase accounting assessment will result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company’s results of operations and financial position. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill to reflect additional information received about facts and circumstances that existed at the date of acquisition. The Company records these adjustments to the assets acquired and liabilities assumed subsequent to the purchase price allocation period in the Company’s operating results in the period in which the adjustments were determined. The size and breadth of the Merger will necessitate the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the fair value of certain tangible and intangible assets acquired and liabilities assumed as of the acquisition date and the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values presented below.

The following table summarizes the fair value (in thousands) of the assets acquired and liabilities assumed at the date of acquisition:

Purchase consideration:
Company common shares issued	$2,904,487 (1)
Restricted stock units issued	16,692 (2)

Total estimated purchase consideration	$2,921,179
Estimated fair value of assets acquired and liabilities assumed:
Cash	24,215
Accounts receivable	48,957 (3)
Property and equipment	59,715
Prepaid expense and other current assets	21,448 (3)
Other assets	4,448
Intangible assets (weighted average useful life): (4)
Completed technology (9 years)	385,000
Customer relationships (8 years)	756,000
Tradenames and trademark (9 years)	65,100
Accounts payable	(11,030)
Accrued liabilities	(26,886)
Deferred revenue, current and noncurrent	(82,643)
Other long-term liabilities	(996)
Deferred tax liability, net	(426,081)

Goodwill	$2,103,932

(1)	Represents the fair value of the 26.9 million new shares of the Company’s common stock (plus cash in lieu of fractional shares) issued to Citrix stockholders, based on the fair value per share of the Company’s common stock of $108.10 per share, which was the closing price of the Company’s common stock on the NASDAQ Global Select Market on January 31, 2017.
(2)	Represents the fair value of the 0.4 million Company restricted stock units issued by the Company in substitution for certain outstanding Citrix restricted stock units held by GetGo employees, pursuant to the terms of the Merger. These Company restricted stock units were issued on the same terms and conditions as were applicable to the outstanding Citrix restricted stock units held by the GetGo employees immediately prior to the Merger date (including the same vesting and forfeiture provisions). The aggregate fair value of those awards ($48.2 million) is based on the fair value per share of the Company’s common stock of $108.10 per share, which was the closing price of the Company’s common stock on the NASDAQ Global Select Market on January 31, 2017. Of that amount, $18.0 million was related to pre-combination employee services and, after adjusting for known and estimated forfeitures, $16.7 million was allocated to purchase consideration and $30.2 million was allocated to future employee services and will be expensed as stock-based compensation on a straight-line basis over the remaining service periods of those awards.
(3)	During the six months ended June 30, 2017, the Company identified measurement period adjustments that impacted the estimated fair value of the assets and liabilities assumed as of the date of the acquisition. The table above, which summarizes the allocation of the purchase price for the entities acquired, has been updated to reflect these measurement period adjustments. The total measurement period adjustments resulted in a decrease in accounts receivable of $1.1 million, a decrease in prepaid expense and other current assets of $0.3 million and an overall increase in goodwill of $1.4 million. This change to the provisional fair value amounts of the assets and liabilities assumed had no impact on the Company’s results of operations for the six months ended June 30, 2017.
(4)	The weighted average useful life of identifiable intangible assets acquired in the Merger is 8.4 years.

The completion of the Merger and the acquisition of the GoTo Business is expected to result in a combined company with the scale, employees, products and customer base needed to lead large markets, support a more global customer base and compete against a variety of different solution providers of all sizes. Goodwill of $2.1 billion was recognized for the excess purchase consideration over the estimated fair value of the assets acquired. Goodwill and intangible assets recorded as part of the acquisition are not deductible for tax purposes.

The Company recorded a deferred tax liability, net of deferred tax assets, of $426.1 million, which was primarily related to the amortization of intangible assets which cannot be deducted for tax purposes and which was partially offset by deferred tax assets primarily related to the pre-combination services of the Company’s restricted stock units issued in substitution for the outstanding Citrix restricted stock units pursuant to the Merger agreement.

The Company and Citrix entered into a transition services agreement, pursuant to which each party will provide to the other party certain services on a transitional basis following the completion of the Merger to facilitate the transition of the GoTo Business to the Company. Among other services, the transition services generally relate to information technology and security operations, facilities, human resources support and accounting and finance support. As of June 30, 2017, the Company has incurred $4.1 million of costs related to the transition services agreement.

The unaudited financial information in the table below summarizes the combined results of operations of the Company, including the GoTo Business, on a pro forma basis, as though the Merger had been consummated as of the beginning of 2016, including amortization charges from acquired intangible assets, the effect of acquisition accounting on the fair value of acquired deferred revenue, the inclusion of expense related to retention-based bonuses assuming full achievement of the retention requirements, the reclassification of all acquisition-related costs incurred by the Company and the GoTo Business as of the beginning of 2016, and the related tax effects. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2016.

Unaudited Pro Forma Financial Information

	Three Months Ended	Six Months Ended
	June 30, (unaudited)	June 30, (unaudited)
	2016	2016	2017
	(in millions except per share amounts)
Pro forma revenue	$243.5	$472.8	$515.4
Pro forma net (loss) income	$(14.4)	$(92.9)	$26.1
Pro forma (loss) income per share:
Basic	$(0.29)	$(1.80)	$0.50
Diluted	$(0.29)	$(1.80)	$0.49
Pro forma weighted average shares outstanding
Basic	52.0	52.0	52.6
Diluted	52.0	52.0	53.8

2016 Acquisitions

AuthAir

On October 31, 2016, the Company acquired all of the outstanding equity interests in AuthAir, Inc., a Woodbridge, Connecticut-based provider of proximity-based security and wireless authentication solutions, for $6.0 million. The Company finalized the allocation of the purchase price in the second quarter of 2017 and no further adjustments were recorded.

5. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill during the six months ended June 30, 2017 are due to the addition of goodwill resulting from the Merger (see Note 4 for additional information).

Changes in goodwill for the six months ended June 30, 2017 are as follows (in thousands):

Balance, December 31, 2016	$121,760
Goodwill resulting from the Merger	2,103,932

Balance, June 30, 2017	$2,225,692

Intangible assets consist of the following (in thousands):

		December 31, 2016			June 30, 2017
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets:
Trade names and trademarks	1-11 years	$3,806	$955	$2,851	$69,577	$5,172	$64,405
Customer relationships	5-8 years	29,249	9,315	19,934	793,046	66,165	726,881
Domain names	5 years	913	796	117	917	850	67
Technology	3-9 years	51,179	14,942	36,237	440,150	37,299	402,851
Other	4-5 years	442	359	83	442	394	48
Internally developed software	2-3 years	8,313	5,025	3,288	22,365	7,368	14,997

		$93,902	$31,392	$62,510	$1,326,497	$117,248	$1,209,249

During the six months ended June 30, 2017, the Company capitalized $65.1 million for trade names and trademarks, $756.0 million for customer relationships and $385.0 million for technology as intangible assets in connection with the Merger. The gross carrying amount of trade names and trademarks, customer relationships, domain names and technology changed from the first quarter of 2017 due to foreign currency translation adjustments. The Company capitalized $0.3 million and $8.0 million during the three months ended June 30, 2016 and 2017, respectively, and $0.7 million and $14.1 million during the six months ended June 30, 2016 and 2017, respectively, of costs related to internally developed computer software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2017	2016	2017
Cost of revenue:
Amortization of internally developed computer software	$420	$1,564	$962	$2,343
Amortization of acquired intangibles (1)	1,150	13,048	2,305	22,187

Sub-Total amortization of intangibles in cost of revenue	1,570	14,612	3,267	24,530
Amortization of acquired intangibles (1)	1,357	36,154	2,740	60,574

Total amortization of intangibles	$2,927	$50,766	$6,007	$85,104

(1)	Total amortization of acquired intangibles was $2.5 million and $49.2 million for the three months ended June 30, 2016 and 2017, respectively, and $5.0 million and $82.8 million for the six months ended June 30, 2016 and 2017, respectively.

Future estimated amortization expense for intangible assets at June 30, 2017 is as follows (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2017 (six months ending December 31)	$103,463
2018	241,309
2019	222,960
2020	192,302
2021	156,586
Thereafter	292,629

Total	$1,209,249

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2016	June 30, 2017
Marketing programs	$4,274	$14,178
Payroll and payroll-related	11,886	32,854
Professional fees	1,429	6,190
Acquisition-related(1)	9,539	17,141
Other accrued liabilities	8,125	33,958

Total accrued liabilities	$35,253	$104,321

(1)	Acquisition-related costs include transaction, transition and integration-related fees and expenses and contingent retention-based bonus costs.

7. Income Taxes

The Company recorded a provision for federal, state, and foreign taxes of $0.6 million and a benefit of $14.7 million on a profit before income taxes of $3.1 million and $0.2 million for the three months ended June 30, 2016 and 2017, respectively. For the six months ended June 30, 2016 and 2017, the Company recorded a provision for federal, state, and foreign taxes of $0.3 million and a benefit of $30.5 million on a profit before income taxes of $1.8 million and a pre-tax loss of $34.2 million, respectively, resulting in an effective tax rate of 19% and 89%, respectively. The effective income tax rates for the six months ended June 30, 2016 and 2017 were impacted by profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the six months ended June 30, 2017 was also impacted by the expected non-deductibility of certain transaction costs related to the Merger and $13.8 million of discrete income tax benefits related to excess tax deductions on stock compensation now recorded as a tax benefit due to our adoption of ASU 2016-09 as well as a $3.8 million tax benefit related to discrete integration-related activity.

Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, the Company estimates deferred tax assets, current tax liabilities and deferred tax liabilities, and the Company assesses temporary differences resulting from differing treatment of items for tax and accounting purposes. As of June 30, 2017, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary. This entity has historical tax losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable.

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

Although the Company believes its tax estimates are appropriate, the final determination of tax audits could result in material changes in its estimates. The Company has recorded a liability related to uncertain tax positions of $1.5 million and $3.4 million as of December 31, 2016 and June 30, 2017, respectively. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company recognized $15,000 and $25,000 of interest expense for the six months ended June 30, 2016 and 2017, respectively.

8. Common Stock and Equity

On February 23, 2017, the Company’s Board of Directors approved a three-year capital return plan. During the second quarter, the Company paid a cash dividend of $0.25 per share on May 26, 2017 to stockholders of record as of May 10, 2017. The Company’s Board of Directors will continue to review this capital return plan for potential modifications based on the Company’s financial performance, business outlook and other considerations. The timing and number of shares to be repurchased pursuant to the capital return plan will depend upon prevailing market conditions and other factors, including potential tax restrictions which may be imposed on the Company related to the Merger and the resolution of the Company’s related private letter ruling from the Internal Revenue Service. Additionally, the Company’s credit facility contains certain financial and operating covenants that may restrict its ability to pay dividends in the future.

For the three months ended June 30, 2016 and 2017, the Company repurchased 206,785 and 202,928 shares of its common stock at an average price of $53.05 and $109.15 per share, for a total cost of $11.0 million and $22.1 million, respectively. For the six months ended June 30, 2016 and 2017, the Company repurchased 370,912 and 279,588 shares of its common stock at an average price of $52.13 and $105.92 per share, for a total cost of $19.3 million and $29.6 million, respectively.

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

The following table summarizes the changes in equity for the six months ended June 30, 2017 (amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
	Number of Shares	Amount
Balance at December 31, 2016	25,552	$284	$314,700	$(1,754)	$(6,618)	$(110,496)	$196,116
Issuance of common stock upon exercise of stock options	149	1	5,353	—	—	—	5,354
Net issuance of common stock upon vesting of restricted stock units	483	5	(29,460)	—	—	—	(29,455)
Shares issued as Merger purchase consideration	26,869	269	2,904,218	—	—	—	2,904,487
Restricted stock units issued as Merger purchase consideration	—	—	16,692	—	—	—	16,692
Stock-based compensation	—	—	30,490	—	—	—	30,490
Treasury stock	(280)	—	—	—	—	(29,615)	(29,615)
Dividends on common stock	—	—	—	(25,936)	—	—	(25,936)
Adoption of ASU 2016-16	—	—	—	84	—	—	84
Adoption of ASU 2016-09	—	—	2,729	4,864	—	—	7,593
Net loss	—	—	—	(3,718)	—	—	(3,718)
Unrealized loss on available-for-sale securities	—	—	—	—	(3)	—	(3)
Cumulative translation adjustments	—	—	—	—	11,434	—	11,434

Balance at June 30, 2017	52,773	$559	$3,244,722	$(26,460)	$4,813	$(140,111)	$3,083,523

9. Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan (“2009 Plan”) is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. The Company awards restricted stock units as the principal equity incentive award. Restricted stock units with time-based vesting conditions generally vest over a three-year period while restricted stock units with market-based or performance-based vesting conditions generally vest over two or three-year periods. Until 2012, the Company generally granted stock options as the principal equity incentive award. Options generally vest over a four-year period and expire ten years from the date of grant. Certain stock-based awards provide for accelerated vesting if the Company experiences a change in control.

Effective on January 31, 2017, the Company’s stockholders approved an amendment and restatement of the Company’s 2009 Stock Incentive Plan, which increased the number of shares of the Company’s common stock that may be issued under the plan by an additional 4,500,000 shares and extended the term of the plan to December 5, 2026. As of June 30, 2017, 7.1 million shares remained available for grant under the 2009 Plan.

The following table summarizes stock option activity (shares and intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2017	355	$33.15	5.0	$22,529

Granted	—	—
Exercised	(149)	35.88		$9,504

Forfeited	(1)	29.50

Outstanding, June 30, 2017	205	$31.18	4.4	$13,044

Exercisable at December 31, 2016	272	$38.03	5.3	$15,895

Exercisable at June 30, 2017	160	$37.40	5.2	$9,132

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $96.55 per share on December 31, 2016 and $104.50 per share on June 30, 2017, or at time of exercise, and the exercise price of the options.

During the six months ended June 30, 2017, the Company granted 1,260,676 restricted stock units, of which 1,142,523 have time-based vesting conditions, 81,915 have performance-based vesting conditions and 36,238 have market-based vesting conditions. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date closing price of the underlying shares. The Company recognizes the expense on a straight-line basis over the requisite service period of the restricted stock unit, which is generally three years. The performance-based awards vest on February 14, 2019 based on the achievement of performance criteria for fiscal years 2017 and 2018 established by the Board of Directors at the time of grant. Shares not earned will be forfeited.

Since 2013, the Company has granted to certain key executives restricted stock unit awards with market-based vesting conditions, which are tied to the individual executive’s continued employment with the Company throughout the applicable performance period and the level of the Company’s achievement of a pre-established relative total shareholder return, or TSR, goal, as measured over an applicable performance period ranging from two to three years as compared to the TSR realized for that same period by a well-known stock index (the “TSR Units”). The number of shares that may vest under these TSR Units may range from 0% to 200% of the target number of shares granted depending on the Company’s level of achievement of its TSR goal. Compensation cost for TSR Units is recognized on a straight-line basis over the requisite service period and is recognized regardless of the actual number of awards that are earned based on the level of achievement of the market-based vesting condition. In May 2017, a total of 65,500 shares underlying TSR Units which were awarded in 2014 and 2015 vested, representing 200% of the target amount of TSR Units initially granted. In June 2017, the Company granted a total of 36,238 TSR Units, 50% of which may be earned over a two-year performance period with the remaining 50% earned over a three-year performance period. The fair value of the 2017 TSR Units granted was determined using a Monte Carlo simulation model including (but not limited to) a risk-free interest rate of 1.43%, an expected volatility of 36% and an expected dividend yield of 0.88%.

The following table summarizes restricted stock unit activity, including market-based TSR Units (shares in thousands):

	Number of shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2017	1,445	$62.23
Restricted stock units granted	814	108.21
Restricted stock units issued for Merger	446	108.10
Restricted stock units earned	66
Restricted stock units vested	(762)	69.47
Restricted stock units forfeited	(145)	79.35

Unvested as of June 30, 2017	1,864	$89.50

The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Cost of revenue	$690	$1,285	$1,238	$2,299
Research and development	1,728	5,208	3,226	9,637
Sales and marketing	4,651	4,190	8,478	7,796
General and administrative	2,667	5,613	5,386	10,758

	$9,736	$16,296	$18,328	$30,490

On January 1, 2017, the Company adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) and elected to account for forfeitures in compensation cost when they occur. As of June 30, 2017, there was $139.1 million of total unrecognized share-based compensation cost related to unvested stock awards which are expected to be recognized over a weighted average period of 2.2 years.

10. Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in the United States, Hungary, Germany, Australia, the United Kingdom, Ireland and India that expire at various dates through 2028.

Rent expense under all leases was $3.0 million and $5.8 million for the three months ended June 30, 2016 and 2017, respectively, and $5.9 million and $10.5 million for the six months ended June 30, 2016 and 2017, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements totaled $2.4 million and $10.3 million for the three months ended June 30, 2016 and 2017, respectively and $4.6 million and $18.2 million for the six months ended June 30, 2016 and 2017, respectively.

Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows as of June 30, 2017 (in thousands):

Years Ending December 31
2017 (six months ending December 31)	$13,893
2018	25,160
2019	20,375
2020	16,982
2021	14,871
Thereafter	41,624

Total minimum lease payments	$132,905

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

In February 2006, ‘01 Communiqué, or ‘01, filed a patent infringement lawsuit against Citrix and Citrix Online, LLC in the United States District Court for the Northern District of Ohio (Case No. 1:06-cv-253), claiming that certain GoTo remote access service offerings, which have since been acquired by the Company as part of the Merger, infringed U.S. Patent No. 6,928,479, or the ‘479 Patent, which is allegedly owned by ‘01. In January 2016, an Ohio jury rendered a verdict that the GoTo services had not infringed the ‘479 Patent. The District Court affirmed the jury’s findings and denied ‘01’s request for a new trial. On March 30, 2017, ’01 initiated an appeal of this ruling and a hearing has not yet been scheduled.

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

11. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and changes in unrealized losses and gains (net of tax) on marketable securities. For the purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to reinvest permanently undistributed earnings of its foreign subsidiaries. Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and, as of December 31, 2016 and June 30, 2017, was comprised of cumulative translation adjustment losses of $6.6 million and gains of $4.8 million and unrealized losses (net of tax) on marketable securities of $16,000 and $19,000, respectively. There were no material reclassifications to earnings in the six months ending June 30, 2017.

12. Credit Facility

On February 18, 2015, the Company entered into a multi-currency credit agreement with a syndicate of banks, pursuant to which a secured revolving credit facility of up to $100.0 million in the aggregate was made available to the Company. On January 22, 2016, the Company entered into the First Amendment to the Credit Agreement, pursuant to which the Company exercised its option to increase the credit facility to up to $150.0 million in the aggregate with an option to further increase the credit facility by an additional $50.0 million. On February 1, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which increased the Company’s secured revolving credit facility from $150.0 million to $400.0 million in the aggregate, and permits the Company to increase the revolving credit facility and/or enter into one or more tranches of term loans up to an additional $200.0 million. The Amended Credit Agreement also extended the maturity date of the revolving credit facility to February 1, 2022. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty. The Company and its subsidiaries expect to use the credit facility for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital. The Company repaid $15.0 million of outstanding borrowings on April 4, 2017 and May 3, 2017, and no outstanding debt balance remained as of June 30, 2017.

Loans under the Amended Credit Agreement bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company as described below. The average interest rate on borrowings outstanding for the period ending June 30, 2017 was 2.188%. The quarterly commitment fee on the undrawn portion of the credit facility ranges from 0.15% to 0.30% per annum, based upon the Company’s total leverage ratio.

The Amended Credit Agreement contains customary affirmative and negative covenants, subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Amended Credit Agreement. As of June 30, 2017, the Company was in compliance with all financial and operating covenants of the Amended Credit Agreement.

Any failure to comply with the financial or operating covenants of the Amended Credit Agreement would prevent the Company from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility.

As of June 30, 2017, the Company had $2.5 million of origination costs recorded in other assets. The Company incurred approximately $2.0 million of origination costs in connection with the Amended Credit Agreement executed in February 2017. As permitted by FASB issued ASU 2015-15, the Company presents debt issuance costs as an asset and subsequently amortizes the deferred debt issuance costs ratably over the term of the credit facility.

13. Subsequent Events

In connection with the Company’s previously announced three-year capital return plan, on July 24, 2017, the Company’s Board of Directors declared a $0.25 per share cash dividend to be paid on August 25, 2017 to stockholders of record as of August 9, 2017.

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

We offer both free and fee-based, or premium, subscription software services. Sales of our premium subscription software services are generated through word-of-mouth referrals, web-based advertising, online search, off-line advertising, broadcast advertising, the conversion of free users and expiring free trials to paid subscriptions and direct marketing to new and existing customers. We derive our revenue principally from subscription fees from customers, who range from multi-national enterprises to small and medium businesses, or SMBs, and individual consumers and, to a lesser extent, from the delivery of professional services primarily related to our Customer Engagement and Support business. Our customers typically subscribe to our services on a monthly or annual basis. Our revenue is driven primarily by the number and type of our premium subscription software services to which our paying customers subscribe.

On January 31, 2017, we completed our Merger with GetGo, a wholly-owned subsidiary of Citrix, pursuant to which we combined with Citrix’s GoTo family of service offerings known as the GoTo Business. Following the completion of the Merger, LogMeIn’s revenue has grown from $336.1 million in fiscal 2016 to over $1 billion on an annualized basis in fiscal 2017 and we added over 1,600 employees (2,778 as of June 30, 2017, compared to 1,124 as of December 31, 2016). In 2017, our focus is on integration in order to meet our longer-term financial goals.

Operating Results

In the six months ended June 30, 2017, we generated revenues of $444.5 million and cash flows from operating activities of $192.8 million; and ended with $285.5 million of cash, cash equivalents and short-term marketable securities and no outstanding borrowings under our credit facility. We recorded a net loss of $3.7 million in the six months ended June 30, 2017, including amortization of acquired intangible assets of $60.6 million and acquisition-related transaction, transition and integration-related fees and expenses of $40.9 million, primarily related to the Merger.

In the six months ended June 30, 2016, we generated revenues of $163.0 million and cash flows from operating activities of $64.0 million; and ended with $225.4 million of cash, cash equivalents and short-term marketable securities and $45.0 million of borrowings outstanding under our credit facility. We recorded net income of $1.4 million in the six months ended June 30, 2016, including amortization of acquired intangible assets of $2.7 million and acquisition-related transaction, transition and integration-related fees and expenses of $6.2 million, primarily related to our 2014 and 2015 acquisitions.

Capital Returns

Our Board of Directors declared and paid three special cash dividends in connection with the Merger of $0.50 per share of our common stock. The first two dividends totaling $25.5 million were declared and paid in the third and fourth quarters of fiscal 2016. The third special cash dividend totaled $12.8 million and was declared by our Board of Directors on January 6, 2017 and paid on January 31, 2017 to our stockholders of record as of January 16, 2017.

On February 23, 2017, our Board of Directors approved a three-year capital return plan. Pursuant to this plan, we intend to return to stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. As part of this capital return plan, we intend to pay a quarterly cash dividend of $0.25 per share. During the second quarter, we paid a cash dividend of $0.25 per share on May 26, 2017 to stockholders of record as of May 10, 2017. Our Board of Directors will continue to review this capital return plan for potential modifications based on the Company’s financial performance, business outlook and other considerations. The timing and number of shares to be repurchased pursuant to this plan will depend upon prevailing market conditions and other factors, including potential tax restrictions which may be imposed on us related to the Merger and the resolution of our related private letter ruling from the Internal Revenue Service. Additionally, our credit facility contains certain financial and operating covenants that may restrict our ability to pay dividends in the future.

As part of our capital return plan, shares may be repurchased from time-to-time in the open market, which may include the use of 10b5-1 trading plans, or in privately negotiated transactions, in accordance with applicable securities and stock exchange rules. For the three and six months ended June 30, 2017, we repurchased 202,928 and 279,588 shares of our common stock at an average price of $109.15 and $105.92 per share for a total cost of $22.1 million and $29.6 million, respectively.

Credit Facility

On February 1, 2017, we entered into an Amended and Restated Credit Agreement, or Amended Credit Agreement, to increase our secured revolving credit facility from $150.0 million to $400.0 million and extend the maturity date to February 1, 2022. As of June 30, 2017, there were no outstanding borrowings under the Amended Credit Agreement.

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

Sources of Revenue

We derive our revenue primarily from subscription fees for our premium services from enterprise customers, SMBs, IT service providers, mobile carriers, customer service centers, OEMs and consumers and to a lesser extent, from usage fees from our audio services and the delivery of professional services primarily related to our Customer Engagement and Support business. Our customers, who subscribe to our services, generally pay in advance and typically pay with a credit card, for their subscription. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period. For the three months ended June 30, 2017, our gross annualized renewal rate was approximately 75%. Historically, we have calculated our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. As we continue to integrate the GoTo Business, we will monitor and assess our renewal rate calculation and methodology to ensure that it is appropriate for the combined company.

Amounts for the three months ended June 30, 2016 presented in our revenue by service cloud (product grouping) table below include reclassifications between product groups to conform to the current year classification of our and the GoTo Business products (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2017	2016	2017
Revenues:
Communications and Collaboration cloud	$9,989	$141,239	$19,209	$230,972
Identity and Access Management cloud	48,152	71,561	94,131	132,107
Customer Engagement and Support cloud	25,125	44,225	49,660	81,404

Total revenue	$83,266	$257,025	$163,000	$444,483

Employees

Our number of full-time employees was 2,778 at June 30, 2017, compared to 1,124 at December 31, 2016 and 1,093 at June 30, 2016.

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

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, retention-based bonus expense related to our acquisitions, facility expense, consulting fees associated with outsourced development projects, travel-related costs for development personnel, and depreciation of assets used in development. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. More than half of our research and development employees are located internationally in our development centers in Hungary, Germany and India. Therefore, a large portion of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized costs of $0.7 million and $14.1 million for the six months ended June 30, 2016 and 2017, respectively, related to internally developed computer software to be sold as a service, which were incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will remain relatively constant as a percentage of revenue.

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

Results of Consolidated Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue (dollar amounts in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2016	Percent of Revenue	2017	Percent of Revenue	Percent Change	2016	Percent of Revenue	2017	Percent of Revenue	Percent Change

Revenue	$83,266	100%	$257,025	100%	209%	$163,000	100%	$444,483	100%	173%
Cost of revenue	11,436	14%	53,236	21%	366%	22,636	14%	92,175	21%	307%

Gross profit	71,830	86%	203,789	79%	184%	140,364	86%	352,308	79%	151%
Operating expenses
Research and development	14,046	17%	40,710	16%	190%	29,410	18%	73,832	17%	151%
Sales and marketing	41,663	50%	93,469	36%	124%	83,905	51%	169,237	38%	102%
General and administrative	11,404	14%	33,163	13%	191%	21,656	13%	82,554	19%	281%
Amortization of acquired intangibles	1,357	2%	36,154	14%	2,564%	2,740	2%	60,574	14%	2,111%

Total operating expenses	68,470	82%	203,496	79%	197%	137,711	84%	386,197	87%	180%

Income (loss) from operations	$3,360	4%	$293	0%	(91)%	$2,653	2%	$(33,889)	(8)%	(1,377)%

	As of June 30,
			Percent
	2016	2017	Change
Employees:
Cost of revenue	80	476	495%
Research and development	410	1,028	151%
Sales and marketing	481	949	97%
General and administrative	122	325	166%

Total headcount at end of period	1,093	2,778	154%

Three Months Ended June 30, 2016 and 2017

Revenue. Revenue increased $173.7 million, or 209%, from $83.3 million for the three months ended June 30, 2016 to $257.0 million for the three months ended June 30, 2017, primarily due to $166.6 million of revenue from the GoTo Business.

Cost of Revenue. Cost of revenue increased $41.8 million, or 366%, from $11.4 million for the three months ended June 30, 2016 to $53.2 million for the three months ended June 30, 2017. As a percentage of revenue, cost of revenue was 14% and 21% for the three months ended June 30, 2016 and 2017, respectively. Cost of revenue for the three months ended June 30, 2016 and 2017, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $4.0 million and $13.9 million, respectively; facility-related costs of $0.5 million and $1.7 million, respectively; depreciation, maintenance, and amortization of internally developed software expense of $2.7 million and $8.3 million, respectively; professional services expense of $0.3 million and $3.4 million, respectively; data center and telecommunications costs of $2.5 million and $12.0 million, respectively; and amortization of acquired intangible assets of $1.1 million and $13.0 million, respectively. Employees whose personnel-related costs are recorded to cost of revenue as of June 30, 2017 included an additional 326 employees resulting from the Merger. The increase in cost of revenue as a percentage of revenue is primarily attributable to the increase in amortization of acquired intangible assets. Included in personnel-related costs in the three months ended June 30, 2016 and 2017, is $0.7 million and $1.3 million, respectively, of stock-based compensation expense and $0.2 million and $0.4 million, respectively, of acquisition-related retention-based bonuses.

Research and Development Expenses. Research and development expenses increased $26.7 million, or 190%, from $14.0 million for the three months ended June 30, 2016 to $40.7 million for the three months ended June 30, 2017. As a percentage of revenue, research and development expenses were 17% and 16% for the three months ended June 30, 2016 and 2017, respectively. Research and development expenses for the three months ended June 30, 2016 and 2017, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $11.2 million and $31.0 million, respectively; facility-related costs of $1.2 million and $4.6 million, respectively; depreciation and maintenance expense of $0.8 million and $3.7 million, respectively; and professional services expense of $0.6 million and $1.2 million, respectively. Research and development employees as of June 30, 2017 included an additional 647 employees resulting from the Merger. Included in personnel-related costs in the three months ended June 30, 2016 and 2017 is $1.7 million and $5.2 million, respectively, of stock-based compensation expense and $1.4 million and $2.1 million, respectively, of acquisition-related retention-based bonuses.

Sales and Marketing Expenses. Sales and marketing expenses increased $51.8 million, or 124%, from $41.7 million for the three months ended June 30, 2016 to $93.5 million for the three months ended June 30, 2017. As a percentage of revenue, sales and marketing expenses were 50% and 36% for the three months ended June 30, 2016 and 2017, respectively. Sales and marketing expenses for the three months ended June 30, 2016 and 2017, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $21.8 million and $46.5 million, respectively; marketing costs of $11.3 million and $33.2 million, respectively; credit card transaction fees of $2.1 million and $4.9 million, respectively; facility-related costs of $2.2 million and $3.9 million, respectively; depreciation and maintenance expense of $1.9 million and $3.6 million, respectively; and professional services expense of $1.0 million and $0.6 million, respectively. Sales and marketing employees as of June 30, 2017 included an additional 621 employees resulting from the Merger. Included in personnel-related costs in the three months ended June 30, 2016 and 2017 is $4.7 million and $4.2 million, respectively, of stock-based compensation expense and $0.4 million and $1.1 million, respectively, of acquisition-related retention-based bonuses.

General and Administrative Expenses. General and administrative expenses increased $21.8 million, or 191%, from $11.4 million for the three months ended June 30, 2016 to $33.2 million for the three months ended June 30, 2017. As a percentage of revenue, general and administrative expenses were 14% and 13% for the three months ended June 30, 2016 and 2017, respectively. In the three months ended June 30, 2017, general and administrative expenses includes acquisition-related costs of $5.3 million primarily related to the Merger, consisting of $4.4 million in transaction, transition and integration-related costs, $0.2 million in integration-related severance costs and $0.7 million of retention-based bonuses. General and administrative expenses for the three months ended June 30, 2016 and 2017, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $7.2 million and $18.4 million, respectively; professional services of $2.2 million and $5.2 million, respectively; facility-related costs of $0.5 million and $1.9 million, respectively; and depreciation and maintenance expense of $0.5 million and $1.5 million, respectively. General and administrative employees as of June 30, 2017 included an additional 138 employees resulting from the Merger. Included in personnel-related costs in the three months ended June 30, 2016 and 2017 is $2.7 million and $5.6 million, respectively, of stock-based compensation expense.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $1.4 million and $36.2 million for the three months ended June 30, 2016 and 2017, respectively. The increase is primarily related to the intangible assets acquired as a result of the Merger on January 31, 2017.

Interest Income. Interest income was $0.2 million and $0.4 million for the three months ended June 30, 2016 and 2017, respectively, and was primarily attributable to interest income earned on marketable securities and money market funds.

Interest Expense. Interest expense was $0.4 million and $0.3 million for the three months ended June 30, 2016 and 2017, respectively, and was primarily associated with interest expense attributable to our credit facility and the amortization of financing fees.

Other Expense, Net. Other expense, net was $0.1 million for both the three months ended June 30, 2016 and 2017, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the quarter.

Income Taxes. We recorded a provision for federal, state, and foreign taxes of $0.6 million and a benefit of $14.7 million on a profit before income taxes of $3.1 million and $0.2 million for the three months ended June 30, 2016 and 2017, respectively. The effective income tax rates for the three months ended June 30, 2016 and 2017 were impacted by profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the three months ended June 30, 2017 was also impacted by the expected non-deductibility of certain transaction costs related to the Merger and $11.4 million of discrete income tax benefits related to excess tax deductions on stock compensation now recorded as a tax benefit due to our adoption of ASU 2016-09, as well as a $1.4 million tax benefit related to discrete integration-related activity.

Six Months Ended June 30, 2016 and 2017

Revenue. Revenue increased $281.5 million, or 173%, from $163.0 million for the six months ended June 30, 2016 to $444.5 million for the six months ended June 30, 2017, primarily due to $267.1 million of revenue from the GoTo Business since the Merger closed on January 31, 2017.

Cost of Revenue. Cost of revenue increased $69.6 million, or 307%, from $22.6 million for the six months ended June 30, 2016 to $92.2 million for the six months ended June 30, 2017. As a percentage of revenue, cost of revenue was 14% and 21% for the six months ended June 30, 2016 and 2017, respectively. Cost of revenue for the six months ended June 30, 2016 and 2017, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $7.8 million and $24.4 million, respectively; facility-related costs of $1.1 million and $3.1 million, respectively; depreciation, maintenance, and amortization of internally developed software expense of $5.4 million and $14.7 million, respectively; professional services expense of $0.8 million and $5.8 million, respectively; data center and telecommunications costs of $4.7 million and $20.8 million, respectively; and amortization of acquired intangible assets of $2.3 million and $22.2 million, respectively. Employees whose personnel-related costs are recorded to cost of revenue as of June 30, 2017 included an additional 326 employees resulting from the Merger. The increase in cost of revenue as a percentage of revenue is primarily attributable to the increase in amortization of acquired intangible assets. Included in personnel-related costs in the six months ended June 30, 2016 and 2017, is $1.2 million and $2.3 million, respectively, of stock-based compensation expense and $0.5 million and $0.7 million, respectively, of acquisition-related retention-based bonuses.

Research and Development Expenses. Research and development expenses increased $44.4 million, or 151%, from $29.4 million for the six months ended June 30, 2016 to $73.8 million for the six months ended June 30, 2017. As a percentage of revenue, research and development expenses were 18% and 17% for the six months ended June 30, 2016 and 2017, respectively. Research and development expenses for the six months ended June 30, 2016 and 2017, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $24.0 million and $56.9 million, respectively; facility-related costs of $2.4 million and $8.2 million, respectively; depreciation and maintenance expense of $1.7 million and $6.3 million, respectively; and professional services expense of $1.2 million and $2.1 million, respectively. Research and development employees as of June 30, 2017 included an additional 647 employees resulting from the Merger. Included in personnel-related costs in the six months ended June 30, 2016 and 2017 is $3.2 million and $9.6 million, respectively, of stock-based compensation expense and $3.3 million and $4.5 million, respectively, of acquisition-related retention-based bonuses.

Sales and Marketing Expenses. Sales and marketing expenses increased $85.3 million, or 102%, from $83.9 million for the six months ended June 30, 2016 to $169.2 million for the six months ended June 30, 2017. As a percentage of revenue, sales and marketing expenses were 51% and 38% for the six months ended June 30, 2016 and 2017, respectively. Sales and marketing expenses for the three months ended June 30, 2016 and 2017, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $43.9 million and $84.4 million, respectively; marketing costs of $23.1 million and $58.0 million, respectively; credit card transaction fees of $5.0 million and $10.1 million, respectively; facility-related costs of $4.4 million and $7.3 million, respectively; depreciation and maintenance expense of $3.8 million and $6.2 million, respectively; and professional services expense of $1.5 million and $1.8 million, respectively. Sales and marketing employees as of June 30, 2017 included an additional 621 employees resulting from the Merger. Included in personnel-related costs in the six months ended June 30, 2016 and 2017 is $8.5 million and $7.8 million, respectively, of stock-based compensation expense and $1.0 million and $2.4 million, respectively, of acquisition-related retention-based bonuses.

General and Administrative Expenses. General and administrative expenses increased $60.9 million, or 281%, from $21.7 million for the six months ended June 30, 2016 to $82.6 million for the six months ended June 30, 2017. As a percentage of revenue, general and administrative expenses were 13% and 19% for the six months ended June 30, 2016 and 2017, respectively. In the six months ended June 30, 2017, general and administrative expenses includes acquisition-related costs of $33.0 million primarily related to the Merger, consisting of $21.5 million in transaction, transition and integration-related costs, $7.9 million in integration-related severance costs and $3.6 million of retention-based bonuses. General and administrative expenses for the six months ended June 30, 2016 and 2017, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $14.0 million and $33.5 million, respectively; professional services of $4.1 million and $8.8 million, respectively; facility-related costs of $1.0 million and $3.2 million, respectively; and depreciation and maintenance expense of $0.9 million and $3.0 million, respectively. General and administrative employees as of June 30, 2017 included an additional 138 employees resulting from the Merger. Included in personnel-related costs in the six months ended June 30, 2016 and 2017 is $5.4 million and $10.8 million, respectively, of stock-based compensation expense.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $2.7 million and $60.6 million for the six months ended June 30, 2016 and 2017, respectively. The increase is primarily related to the intangible assets acquired as a result of the Merger on January 31, 2017.

Interest Income. Interest income was $0.4 million and $0.5 million for the six months ended June 30, 2016 and 2017, respectively, and was primarily attributable to interest income earned on marketable securities and money market funds.

Interest Expense. Interest expense was $0.8 million for both the six months ended June 30, 2016 and 2017, and was primarily associated with interest expense attributable to our credit facility and the amortization of financing fees.

Other Expense, Net. Other expense, net was $0.5 million and $0.1 million for the six months ended June 30, 2016 and 2017, respectively, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the quarter.

Income Taxes. We recorded a provision for federal, state, and foreign taxes of $0.3 million and a benefit of $30.5 million on a profit before income taxes of $1.8 million and loss before income taxes of $34.2 million for the six months ended June 30, 2016 and 2017, respectively, resulting in an effective tax rate of 19% and 89%, respectively. The effective income tax rates for the six months ended June 30, 2016 and 2017 were impacted by profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the six months ended June 30, 2017 was also impacted by the expected non-deductibility of certain transaction costs related to the Merger and $13.8 million of discrete income tax benefits related to excess tax deductions on stock compensation now recorded as a tax benefit due to our adoption of ASU 2016-09, as well as a $3.8 million tax benefit related to discrete integration-related activity.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2016	2017
Net cash provided by operating activities	$63,994	$192,785
Net cash (used in) provided by investing activities	(9,942)	33,555
Net cash used in financing activities	(37,899)	(111,645)
Effect of exchange rate changes on cash and cash equivalents	586	5,556

Net increase in cash and cash equivalents	$16,739	$120,251

At June 30, 2017, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $285.5 million, of which $134.4 million was held in the United States and $151.1 million of which was held by our international subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes upon repatriation. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to indefinitely reinvest our foreign earnings to fund our foreign subsidiaries.

Cash Flows From Operating Activities

Net cash inflows from operating activities during the six months ended June 30, 2016 were mainly attributable to a $26.1 million increase in deferred revenue associated with upfront payments received from our customers, a $3.5 million increase in other long-term liabilities, a $2.5 million increase in accounts payable, a $1.6 million decrease in accounts receivable, our net income of $1.4 million and a $0.9 million decrease in other assets. These cash inflows are partially offset by a $2.3 million increase in prepaid expenses and other current assets. The increase in other long-term liabilities is primarily driven by a $2.8 million increase in contingent retention-based bonuses related to our October 2015 acquisition of Marvasol, Inc. (d/b/a “LastPass”). The decrease in other assets is primarily driven by a $1.0 million decrease in long-term prepaid rent. The increase in prepaid expenses and other current assets is primarily driven by a $1.8 million increase in prepaid software subscription fees and a $0.7 million increase in prepaid marketing costs. Additionally, included in net cash inflows from operating activities are add-backs of non-cash charges, including $18.3 million for stock-based compensation expense, $10.7 million for depreciation and amortization and $0.5 million for the change in fair value of the contingent consideration liability related to the LastPass acquisition.

Net cash inflows from operating activities during the six months ended June 30, 2017 were mainly attributable to a $59.8 million increase in deferred revenue associated with upfront payments received from our customers, a $38.0 million increase in accrued liabilities, and an $11.2 million increase in accounts payable. These cash inflows were partially offset by a $12.6 million increase in prepaid expenses and other current assets primarily due to an increase in prepaid taxes. Accrued liabilities and accounts payable included $10.5 million in Merger acquisition-related professional fees, including transaction, transition, and integration-related fees and expenses, and $9.6 million in retention-based bonus accruals related to our 2015 and 2016 acquisitions. Additionally, included in net cash inflows from operating activities were add-backs of non-cash charges, including $98.6 million for depreciation and amortization, $30.5 million for stock-based compensation expense, and $32.5 million benefit from deferred income taxes primarily attributable to the amortization of intangible assets which cannot be deducted for tax purposes.

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

Net cash provided by investing activities for the six months ended June 30, 2017 was primarily attributable to $31.1 million in net proceeds from maturities and sales of marketable securities, $24.2 million for cash acquired from the Merger, and $1.8 million for a decrease in restricted cash. These cash inflows were partially offset by $13.7 million in intangible asset additions for capitalized costs related to internally developed computer software to be sold as a service which were incurred during the application development stage and purchases of $9.8 million in property and equipment related to our internal IT infrastructure, data centers, and our offices.

Cash Flows From Financing Activities

We have available a multi-currency credit facility with a syndicate of banks, financial institutions and other lending entities that provides for a secured revolving line of credit of up to $400.0 million, which may be increased by an additional $200.0 million subject to further commitment from the lenders. The credit facility matures on February 1, 2022 and includes certain financial covenants with which we must comply. We expect to use the credit facility for general corporate purposes, including the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital (see Note 12 to our Condensed Consolidated Financial Statements for additional details). As of June 30, 2017, we had no outstanding borrowings under the credit facility.

Net cash used in financing activities for the six months ended June 30, 2016 related to the purchase of $19.3 million of treasury stock pursuant to our share repurchase program, the repayment of $15.0 million of borrowings under our credit facility, the payment of $8.6 million for payroll taxes related to vesting of restricted stock units and the payment of $0.3 million in deferred financing costs. These payments were partially offset by $5.4 million in proceeds received from the issuance of common stock upon exercise of stock options.

Net cash used in financing activities for the six months ended June 30, 2017 related to the repayment of $30.0 million of borrowings under our credit facility, purchases of $29.6 million of treasury stock pursuant to our share repurchase program, the payment of $29.5 million for payroll taxes related to vesting of restricted stock units, dividend payments of $25.9 million, and $2.0 million for payment of issuance costs associated with the Amended Credit Agreement. These payments were partially offset by $5.4 million in proceeds received from the issuance of common stock upon exercise of stock options.

Future Expectations

We believe that our current cash and cash equivalents, together with cash generated from operations and our credit facility, will be sufficient to meet our ongoing operations working capital and capital expenditure requirements, as well as our acquisition-related fees and expenses related to the Merger. As of June 30, 2017, accounts payable and accrued liabilities included $20.1 million of acquisition-related obligations primarily related to the Merger and our 2015 and 2016 acquisitions. While we expect to be able to fund our one-time costs using cash from operations and borrowings under existing credit sources, these costs will negatively impact our liquidity, cash flows and result of operations in the periods in which they are incurred.

In January 2017, we paid a $12.8 million dividend to our stockholders. Additionally, on February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we intend to return to our stockholders approximately 75% of our free cash flow over the period, up to $700.0 million, through a combination of share repurchases and dividends. As part of this capital return plan, we intend to pay a quarterly cash dividend of $0.25 per share. During the second quarter, we paid a cash dividend of $0.25 per share on May 26, 2017 to stockholders of record as of May 10, 2017. On July 24, 2017, our Board of Directors declared a $0.25 per share cash dividend to be paid on August 25, 2017 to stockholders of record as of August 9, 2017. Our Board of Directors will continue to review this capital return plan for potential modifications based on the Company’s financial performance, business outlook and other considerations. Our ability to repurchase our shares and/or pay dividends to our stockholders is subject to our having sufficient cash available and our maintaining compliance with our credit facility covenants as well as any potential tax restrictions which may be imposed on us related to the Merger and the resolution of our related private letter ruling from the Internal Revenue Service.

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

In addition to our condensed consolidated financial statements prepared in accordance with GAAP, to date, we have considered the following non-GAAP financial measures to be key indicators of our financial performance:

•	“Non-GAAP revenue,” which we define as GAAP revenue adding back the impact of the fair value acquisition accounting adjustment on acquired deferred revenue;

•	“Non-GAAP operating income,” which we define as GAAP net income (loss) from operations adding back the impact of the fair value acquisition accounting adjustment on acquired deferred revenue, acquisition-related costs and amortization, litigation-related expense and stock-based compensation expense, as well as including amortization expense for acquired company internally capitalized software development costs adjusted in acquisition accounting;

•	“Adjusted EBITDA,” which we define as GAAP net income (loss) excluding interest and other expense, net, income taxes, depreciation and amortization expenses, and adding back the impact of the fair value acquisition accounting adjustment on acquired deferred revenue, acquisition-related costs, litigation-related expense and stock-based compensation expense, as well as including amortization expense for acquired company internally capitalized software development costs adjusted in acquisition accounting;

•	“Non-GAAP provision for (benefit from) income taxes,” which we define as GAAP provision for (benefit from) income taxes excluding the tax impact from acquisition-related costs and amortization, litigation-related expense, stock-based compensation expense and discrete integration-related tax items;

•	“Non-GAAP net income,” which we define as GAAP net income (loss) excluding the adjustments noted in non-GAAP operating income and non-GAAP provision for incomes taxes above; and

•	“Non-GAAP earnings per share,” which we define as non-GAAP net income divided by fully-diluted weighted average shares outstanding.

The revenue and expense items described below have been excluded from our GAAP results to arrive at our non-GAAP measures, as outlined above:

•	Fair value adjustment on acquired deferred revenue is an acquisition accounting adjustment recorded to reduce acquired deferred revenue to the fair value of the remaining obligation.

•	Acquisition-related costs relate to costs associated with the acquisitions of intellectual property and businesses and include transaction, transition and integration-related fees and expenses (including legal, accounting and other professional fees, severance, retention bonuses) and subsequent adjustments to our initial estimated amount of contingent consideration associated with acquisitions.

•	Acquisition-related costs and amortization relate to acquisition-related costs, as defined above, and the amortization of acquired intangible assets.

•	Stock-based compensation expense relates to stock-based compensation awards granted to our executive officers, employees and outside directors.

•	Litigation-related expense relates to costs associated with the defense and settlement of claims brought against us including intellectual property infringement claims and other material litigation.

•	Acquisition accounting on internally capitalized software development relates to the amortization of acquired company internally developed capitalized software development costs that were adjusted in acquisition accounting with the recording of a completed technology intangible asset.

•	Depreciation and amortization expense relates to costs associated with the depreciation and amortization of fixed and intangible assets.

•	Interest and other income (expense), net relates to the interest earned (incurred) on outstanding cash balances and marketable securities, interest expense primarily related to our credit facility, as well as realized and unrealized foreign currency gains and losses resulting from multi-currency settlements occurring during the period and period end translation adjustments.

•	Income tax provision (benefit) relates to GAAP income tax provision (benefit) during the period.

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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows (in thousands, except per share data):

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Non-GAAP Revenue	2016	2017	2016	2017
GAAP Revenue	$83,266	$257,025	$163,000	$444,483
Add Back:
Effect of acquisition accounting on fair value or acquired deferred revenue	—	9,926	—	23,571

Non-GAAP Revenue	$83,266	$266,951	$163,000	$468,054

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Non-GAAP Operating income	2016	2017	2016	2017
GAAP Income (loss) from operations	$3,360	$293	$2,653	$(33,889)
Add Back:
Stock-based compensation expense	9,736	16,296	18,328	30,490
Litigation-related expense	—	520	35	738
Acquisition-related costs and amortization	5,524	58,278	11,284	123,697
Effect of acquisition accounting on fair value of acquired deferred revenue	—	9,926	—	23,571
Less:
Effect of acquisition accounting on internally capitalized software development costs	—	(6,244)	—	(10,945)

Non-GAAP Operating income	$18,620	$79,069	$32,300	$133,662

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Adjusted EBITDA	2016	2017	2016	2017
GAAP Net income (loss)	$2,506	$14,846	$1,433	$(3,718)
Add Back:
Stock-based compensation expense	9,736	16,296	18,328	30,490
Litigation-related expense	—	520	35	738
Acquisition-related costs	3,017	9,077	6,239	40,936
Interest and other expense, net	273	100	886	353
Income tax expense (benefit)	581	(14,653)	334	(30,524)
Depreciation and amortization expense	5,260	58,302	10,704	98,586
Effect of acquisition accounting on fair value of acquired deferred revenue	—	9,926	—	23,571

Adjusted EBITDA	$21,373	$94,414	$37,959	$160,432

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Non-GAAP Net income	2016	2017	2016	2017
GAAP Net income (loss)	$2,506	$14,846	$1,433	$(3,718)
Add Back:
Stock-based compensation expense	9,736	16,296	18,328	30,490
Litigation-related expense	—	520	35	738
Acquisition-related costs and amortization	5,524	58,278	11,284	123,697
Effect of acquisition accounting on fair value of acquired deferred revenue	—	9,926	—	23,571
Less:
Effect of acquisition accounting on internally capitalized software development	—	(6,244)	—	(10,945)
Income tax effect of non-GAAP items	(5,030)	(39,220)	(9,279)	(71,290)

Non-GAAP Net income	$12,736	$54,402	$21,801	$92,543

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Non-GAAP Earnings per share	2016	2017	2016	2017
GAAP Diluted earnings (loss) per share	$0.10	$0.28	$0.06	$(0.08)
Add Back:
Stock-based compensation expense	0.38	0.30	0.71	0.62
Litigation-related expense	—	0.01		0.01
Acquisition-related costs and amortization	0.21	1.08	0.44	2.51
Effect of acquisition accounting on fair value of acquired deferred revenue	—	0.18	—	0.48
Less:
Effect of acquisition accounting on internally capitalized software development	—	(0.12)	—	(0.22)
Income tax effect of non-GAAP items	(0.20)	(0.72)	(0.37)	(1.44)

Non-GAAP Earnings per share	$0.49	$1.01	$0.84	$1.88

Shares used in computing diluted non-GAAP earnings per share	25,828	53,723	25,841	49,274

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)(1)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating and capital lease obligations	$110,601	$16,100	$31,448	$26,973	$36,080
Hosting service agreements	22,304	11,661	8,816	1,827	—

Total	$132,905	$27,761	$40,264	$28,800	$36,080

(1)	Excluded from the table above is $3.4 million related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.

As of June 30, 2017, we had letters of credit and bank guarantees of $7.3 million ($1.8 million of which is collateralized and is classified as restricted cash), primarily related to our corporate headquarters in Boston, Massachusetts.

New Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Polices” to the condensed consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as our non-U.S. sales are recorded by our subsidiaries located in Ireland, the United Kingdom, Australia and Brazil and as we incur significant operating expenses in our foreign subsidiaries including our Hungary, Germany and India research and development facilities and our sales and marketing operations in Ireland, the United Kingdom, Australia and India. For the six months ended June 30, 2016 and 2017, 28% and 23%, respectively, of our revenues were derived from international customers and 22% and 18%, respectively, of our operating expenses occurred in our international subsidiaries.

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

At June 30, 2017, cash and cash equivalents and short-term marketable securities totaled $285.5 million, of which $134.4 million was held in the United States and $151.1 million was held by our international subsidiaries. Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. Our consolidated cash balances were impacted favorably by $0.6 million and $5.6 million for the six months ended June 30, 2016 and 2017, respectively, due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro.

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

Interest expense on borrowings under our credit facility is sensitive to changes in interest rates. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. As of June 30, 2017, we did not have any borrowings outstanding under our variable-rate credit facility.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as June 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. On January 31, 2017, we completed our Merger with GetGo, pursuant to which we combined with Citrix’s GoTo Business. We are extending our oversight and monitoring processes that support our internal control over financial reporting to include these operations. We are continuing to integrate these acquired operations into our overall internal control over financial reporting process. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In March 2011, Richard Williamson, or Williamson, on behalf of and as trustee for At Home Bondholders Liquidating Trust, or At Home, filed a patent infringement suit against Citrix Systems, Inc. and others in the U.S. Federal Court for the Central District of California (Case No. 11-cv-2409). The suit alleged that certain of Citrix’s GoTo service offerings, which have since been acquired by us as part of the Merger, infringed certain claims of U.S. Patent No. 6,155,840 which is allegedly owned by At Home. In February 2016, the Court granted summary judgment, finding the asserted claims to lack patentable subject matter. In March 2016, Williamson initiated an appeal of this ruling which was argued on March 6, 2017. The Federal Circuit affirmed the District Court’s decision that the asserted claims lacked patentable subject matter. The period of time for Williamson to further appeal the verdict of non-patentable subject matter has expired, thus resolving the litigation.

In February 2006, ‘01 Communiqué, or ‘01, filed a patent infringement lawsuit against Citrix and Citrix Online, LLC in the United States District Court for the Northern District of Ohio (Case No. 1:06-cv-253), claiming that certain GoTo remote access service offerings, which have since been acquired by us as part of the Merger, infringed U.S. Patent No. 6,928,479, or the ‘479 Patent, which is allegedly owned by ‘01. In January 2016, an Ohio jury rendered a verdict that the GoTo services had not infringed the ‘479 Patent. The District Court affirmed the jury’s findings and denied ‘01’s request for a new trial. On March 30, 2017, ’01 initiated an appeal of this ruling and a hearing has not yet been scheduled.

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

The markets for remote-connectivity solutions are competitive and rapidly changing, with relatively low barriers to entry. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our services to achieve or maintain widespread market acceptance. Often, we compete against existing services that our potential customers have already made significant expenditures to acquire and implement.

Certain of our competitors offer, or may in the future offer, lower priced, or free, products or services that compete with our services. This competition may result in reduced prices and a substantial loss of customers for our services or a reduction in our revenue.

Many of our services directly compete with large, established competitors such as WebEx (a division of Cisco Systems), and certain of our services also compete with current or potential services offered by companies like Adobe, AgileBits, Amazon, Apple, BlueJeans Networks, Box, Dashlane, Dropbox, GFI, Google, IBM, KeePass, LivePerson, Microsoft, OKTA, Oracle, PTC, Splashtop, TeamViewer and Zoom Video Communications. Our audio services also compete with conference call solutions from AT&T, BT, InterCall, PGi, RingCentral, Verizon and Vonage. Many of our actual and potential competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied services and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships, access to larger customer bases and have major distribution agreements with consultants, system integrators and resellers.

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

Our handling of the data we collect from our customers, as further described in our privacy policy, and our processing of personally identifiable information and data of our customers’ customers through the services we provide, is subject to a variety of laws and regulations, which have been adopted by various federal, state and foreign governments to regulate the collection, distribution, use and storage of personal information of individuals. Several foreign countries in which we conduct business, including the European Economic Area, or EEA, and Canada, currently have in place, or have recently proposed, laws or regulations concerning privacy, data protection and information security, which are more restrictive than those imposed in the United States. Some of these laws are in their early stages and we cannot yet determine the impact these revised laws and regulations, if implemented, may have on our business. However, any failure or perceived failure by us to comply with these privacy laws, regulations, policies or obligations or any security incident that results in the unauthorized release or transfer of personally identifiable information or other customer data in our possession, could result in government enforcement actions, litigation, fines and penalties and/or adverse publicity, all of which could have an adverse effect on our reputation and business.

For example, the new EEA-wide General Data Protection Regulation, or GDPR, entered into force in May 2016 and will become applicable on May 25, 2018, replacing the data protection laws of each EEA member state. The GDPR will implement more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements to erase an individual’s information upon request, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. It also significantly increases penalties for non-compliance, including where we act as a service provider (e.g. data processor). If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines, for example, of up to 20,000,000 Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR, or other liabilities, as well as negative publicity and a potential loss of business.

We are also subject to evolving EEA laws on data export, as we may transfer personal data from the EEA to other jurisdictions. We have in the past relied on the U.S. Department of Commerce’s Safe Harbor Privacy Principles and compliance with the U.S.-EU and U.S.-Swiss Safe Harbor Frameworks as a means for legitimizing the transfer of personally identifiable information from the EEA to the United States. However, in October 2015, the Court of Justice of the European Union invalidated the U.S.-EU Safe Harbor framework regarding the transfer of personal data from the EU to the U.S. EU and U.S. negotiators agreed in February 2016 to a new framework, the Privacy Shield, which would replace the Safe Harbor framework. However, there is currently litigation against this framework as well as litigation challenging other EU mechanisms for adequate data transfers (e.g. the standard contractual clauses), and it is uncertain whether the Privacy Shield framework and/or the standard contractual clauses will be similarly invalidated by the European courts. We rely on a mixture of mechanisms to transfer data to from the EEA to the U.S., and could be impacted by changes in law as a result of the current challenges to these mechanisms in the European courts which may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity which could have an adverse effect on our reputation and business.

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

On February 1, 2017, we entered into an amended and restated credit agreement with a syndicate of banks, which amended and restated our existing credit agreement dated as of February 18, 2015, as previously amended on January 22, 2016. Our secured revolving credit facility was increased from $150 million to $400 million (which may be increased by an additional $200 million if the existing or additional lenders are willing to make such increased commitments) which is available through a newly extended date of February 1, 2022, at which time any amounts outstanding will be due and payable in full. At June 30, 2017. we did not have any outstanding borrowings under the credit facility. We may wish to borrow amounts under the facility in the future for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, and share repurchases, as well as for working capital.

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

During the period from our initial public offering in July 2009 through July 24, 2017, our common stock has traded as high as $123.95 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

There can be no assurance that we will pay dividends or continue to repurchase stock.

On February 23, 2017, our Board of Directors approved a three-year capital return plan. Pursuant to this plan, we intend to return to our stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. As part of this capital return plan, we intend to pay a quarterly cash dividend of $0.25 per share, subject to quarterly declarations by our Board of Directors. Any future declarations, amount and timing of any dividends and/or the amount and timing of such stock repurchases are subject to capital availability and determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders. Our ability to repurchase our shares and/or pay dividends to our stockholders is also subject to our maintaining compliance with our credit facility covenants as well as any potential tax restrictions which may be imposed on us related to the Merger and the resolution of our related private letter ruling from the Internal Revenue Service. Our ability to pay dividends and/or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments, our dividend program and/or stock repurchases could have a negative effect on our stock price.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

We did not sell any unregistered securities in the six months ended June 30, 2017.

(b)	Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the six months ended June 30, 2017.

(c)	Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(1)
April 1, 2017 — April 30, 2017	64,605	$104.22	64,605	$685,801,332
May 1, 2017 — May 31, 2017	67,365	$112.85	67,365	$665,042,804	(2)
June 1, 2017 — June 30, 2017	70,958	$110.13	70,958	$657,228,475

Total	202,928	$109.15	202,928

(1)	On February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we intend to return to stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. Share repurchases under this plan are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. During the six months ended June 30, 2017, we repurchased 279,588 shares of our common stock. This capital return plan terminated and replaced the $75 million share repurchase program previously approved by our Board of Directors on October 20, 2014.
(2)	This amount has been reduced by an additional $13.2 million which was used by the Company to pay a cash dividend of $0.25 per share on May 26, 2017 to stockholders of record as of May 10, 2017.

Item 6.	Exhibits

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

LOGMEIN, INC.

Date: July 28, 2017	By:	/s/ William R. Wagner
William R. Wagner
President & Chief Executive Officer
(Principal Executive Officer)

Date: July 28, 2017	By:	/s/ Edward K. Herdiech
Edward K. Herdiech
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Listed and indexed below are all Exhibits filed as part of this report.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.