Form 10-Q
period 2017-09-30
LogMeIn, Inc.
filed 2017-10-27
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 23, 2017, there were 52,637,672 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2016	September 30, 2017
		(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$140,756	$262,051
Marketable securities	55,710	13,996
Accounts receivable (net of allowance of $245 and $1,729 as of December 31, 2016 and September 30, 2017, respectively)	25,901	83,862
Prepaid expenses and other current assets	5,723	34,412

Total current assets	228,090	394,321
Property and equipment, net	23,867	91,401
Restricted cash	2,481	1,661
Intangibles, net	62,510	1,191,609
Goodwill	121,760	2,254,773
Other assets	4,282	7,295
Deferred tax assets	303	276

Total assets	$443,293	$3,941,336

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,640	$37,117
Accrued liabilities	35,253	110,675
Deferred revenue, current portion	156,966	323,044

Total current liabilities	206,859	470,836
Long-term debt	30,000	—
Deferred revenue, net of current portion	5,287	5,468
Deferred tax liabilities	2,332	376,006
Other long-term liabilities	2,699	7,174

Total liabilities	247,177	859,484

Commitments and contingencies (Note 10)
Preferred stock, $0.01 par value — 5,000 shares authorized, 0 shares outstanding as of December 31, 2016 and September 30, 2017
Equity:
Common stock, $0.01 par value - 75,000 and 150,000 shares authorized as of December 31, 2016 and September 30, 2017 respectively; 28,405 and 55,993 shares issued as of December 31, 2016 and September 30, 2017, respectively; 25,552 and 52,669 outstanding as of December 31, 2016 and June 30, 2017, respectively	284	560
Additional paid-in capital	314,700	3,261,762
Accumulated deficit	(1,754)	(29,719)
Accumulated other comprehensive income (loss)	(6,618)	10,820
Treasury stock, at cost - 2,853 and 3,324 shares as of December 31, 2016 and September 30, 2017, respectively	(110,496)	(161,571)

Total equity	196,116	3,081,852

Total liabilities and equity	$443,293	$3,941,336

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Revenue	$85,103	$269,267	$248,103	$713,750
Cost of revenue	11,485	55,605	34,121	147,780

Gross profit	73,618	213,662	213,982	565,970

Operating expenses
Research and development	14,161	42,603	43,571	116,435
Sales and marketing	39,628	89,379	123,533	258,616
General and administrative	18,694	37,906	40,350	120,460
Amortization of acquired intangibles	1,363	36,613	4,103	97,187

Total operating expenses	73,846	206,501	211,557	592,698

Income (loss) from operations	(228)	7,161	2,425	(26,728)
Interest income	177	405	546	924
Interest expense	(335)	(294)	(1,094)	(1,088)
Other income (expense), net	(180)	51	(676)	(27)

Income (loss) before income taxes	(566)	7,323	1,201	(26,919)
(Provision for) benefit from income taxes	(91)	2,597	(425)	33,121

Net income (loss)	$(657)	$9,920	$776	$6,202

Net income (loss) per share:
Basic	$(0.03)	$0.19	$0.03	$0.12
Diluted	$(0.03)	$0.19	$0.03	$0.12
Weighted average shares outstanding:
Basic	25,401	52,706	25,230	49,697
Diluted	25,401	53,606	26,009	50,735

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Net income (loss)	$(657)	$9,920	$776	$6,202

Other comprehensive gain (loss):
Net unrealized gains (losses) on marketable securities, (net of tax benefit of $33 and tax provision of $7 for the three months ended September 30, 2016 and 2017 and a tax provision of $27 and $5 for the nine months ended September 30, 2016 and 2017, respectively)	(58)	11	47	9
Net translation gains (losses)	172	5,996	(30)	17,429

Total other comprehensive gain	114	6,007	17	17,438

Comprehensive income (loss)	$(543)	$15,927	$793	$23,640

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2016	2017
Cash flows from operating activities
Net income	$776	$6,202
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	27,327	49,255
Depreciation and amortization	16,076	158,761
Amortization of premium on investments	357	125
Change in fair value of contingent consideration liability	502	—
Amortization of debt issuance costs	218	466
Provision for bad debts	31	193
Benefit from deferred income taxes	—	(47,659)
Other, net	2	822
Changes in assets and liabilities, excluding effect of acquisitions:
Accounts receivable	(79)	(6,480)
Prepaid expenses and other current assets	(1,552)	(4,607)
Other assets	1,188	991
Accounts payable	4,705	10,154
Accrued liabilities	4,176	36,586
Deferred revenue	25,420	75,135
Other long-term liabilities	4,943	3,316

Net cash provided by operating activities	84,090	283,260

Cash flows from investing activities
Purchases of marketable securities	(35,609)	—
Proceeds from sale or disposal or maturity of marketable securities	50,000	41,603
Purchases of property and equipment	(12,629)	(23,322)
Intangible asset additions	(1,037)	(21,893)
Cash paid for acquisition, net of cash acquired	(61)	(19,160)
(Increase) decrease in restricted cash	(30)	1,751

Net cash provided by (used in) investing activities	634	(21,021)

Cash flows from financing activities
Repayments under credit facility	(22,500)	(30,000)
Proceeds from issuance of common stock upon option exercises	9,443	6,363
Payments of withholding taxes in connection with restricted stock unit vesting	(13,432)	(32,189)
Payment of debt issuance costs	(349)	(1,993)
Payment of contingent consideration	(29)	—
Dividends paid on common stock	(12,700)	(39,117)
Purchase of treasury stock	(22,799)	(51,075)

Net cash used in financing activities	(62,366)	(148,011)

Effect of exchange rate changes on cash and cash equivalents	1,099	7,067

Net increase in cash and cash equivalents	23,457	121,295
Cash and cash equivalents, beginning of period	123,143	140,756

Cash and cash equivalents, end of period	$146,600	$262,051

Supplemental disclosure of cash flow information
Cash paid for interest	$763	$201
(Refunds received) cash paid for income taxes	$(177)	$22,272
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$890	$7,006
Fair value of contingent consideration in connection with acquisition, included in accrued liabilities	$2,500	$—

Purchase consideration of GetGo paid in equity	$—	$2,921,179
Liability accrued for GetGo purchase consideration	$—	$3,317

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2016 and September 30, 2017, marketable securities consisted of U.S. government agency securities and corporate bonds that have remaining maturities within two years and have an aggregate amortized cost of $55.7 million and $14.0 million, respectively. The securities have an aggregate fair value of $55.7 million and $14.0 million, including $17,000 of unrealized gains at December 31, 2016 and $43,000 and $11,000 of unrealized losses, at December 31, 2016 and September 30, 2017, respectively.

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

In cases where the Company has determined that the delivered items within its multi-element arrangements do not have value to the customer on a stand-alone basis, the arrangement is accounted for as a single unit of accounting and the related consideration is recognized ratably over the estimated customer life, commencing when all of the significant performance obligations have been delivered and when all of the revenue recognition criteria have been met. Revenue from these multi-element arrangements has been immaterial to date.

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

For the three and nine months ended September 30, 2016 and 2017, no customers accounted for more than 10% of revenue. As of December 31, 2016 and September 30, 2017, no customers accounted for more than 10% of accounts receivable.

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of November 30, 2016, our measurement date, the fair value of the Company as a whole exceeded the carrying amount of the Company. Through September 30, 2017, no events have been identified indicating an impairment.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through September 30, 2017, the Company recorded no material impairments.

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

As of September 30, 2017, the Company had outstanding forward contracts with notional amounts equivalent to the following (in thousands):

Currency Hedged	September 30, 2017
U.S. Dollar / Canadian Dollar	$401
Euro / U.S. Dollar	3,600
Euro / British Pound	2,011
Israeli Shekel / Hungarian Forint(1)	7,850

Total	$13,862

(1)	The Israeli Shekel and Hungarian Forint forward contract covers an intercompany loan between Nanorep Technologies Ltd. (“Nanorep”) and the Company’s Hungarian subsidiary. Nanorep was acquired in the third quarter of 2017. For additional information regarding the acquisition, see Note 4.

The Company had net foreign currency losses of $0.2 million and $0.7 million for the three and nine months ended September 30, 2016, respectively, a net foreign currency gain of $47,000 for the three months ended September 30, 2017 and a net foreign currency loss of $28,000 for the nine months ended September 30, 2017, which are included in other income (expense), net in the condensed consolidated statements of operations.

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

The Company’s revenue by geography (based on customer address) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Revenues:
United States	$60,713	$204,831	$177,440	$545,117
United Kingdom	6,530	13,371	19,239	37,318
International—all other	17,860	51,065	51,424	131,315

Total revenue	$85,103	$269,267	$248,103	$713,750

Amounts for the three and nine months ended September 30, 2016 presented in the Company’s revenue by service cloud (product grouping) table below include reclassifications between product groups to conform to the current year classification of the Company’s products (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Revenues:
Communications and Collaboration cloud	$10,413	$146,808	$29,622	$377,780
Identity and Access Management cloud	50,352	76,380	144,483	208,487
Customer Engagement and Support cloud	24,338	46,079	73,998	127,483

Total revenue	$85,103	$269,267	$248,103	$713,750

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

In the ordinary course of business, the Company enters into agreements with certain customers that contractually obligate the Company to provide indemnifications of varying scope and terms with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements, from the services provided by the Company or claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is, in many cases, unlimited. Through September 30, 2017, the Company has not experienced any losses related to these indemnification obligations.

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

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net loss per share because they had an anti-dilutive impact (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Options to purchase common shares	418	—	—	—
Restricted stock units	1,473	36	106	59

Total options and restricted stock units	1,891	36	106	59

Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2016	2017	2016	2017
Basic:
Net income (loss)	$(657)	$9,920	$776	$6,202

Weighted average common shares outstanding, basic	25,401	52,706	25,230	49,697

Net income (loss) per share, basic	$(0.03)	$0.19	$0.03	$0.12

Diluted:
Net income (loss)	$(657)	$9,920	$776	$6,202

Weighted average common shares outstanding	25,401	52,706	25,230	49,697
Add: Common stock equivalents	—	900	779	1,038

Weighted average common shares outstanding, diluted	25,401	53,606	26,009	50,735

Net income (loss) per share, diluted	$(0.03)	$0.19	$0.03	$0.12

Recently Adopted Accounting Pronouncements

On May 10, 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09 Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting (“ASU 2017-09”), which provides clarity on what changes to share-based payment awards are considered substantive and require modification accounting to be applied. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company has elected to adopt ASU 2017-09 early beginning in second quarter of 2017 and will apply it prospectively to award modifications after the adoption date. The Company does not regularly modify the terms and conditions of share-based awards and does not believe this ASU 2017-09 will have a material effect on its consolidated financial statements.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers and has since issued several additional amendments thereto (collectively referred to herein as “ASC 606”) which will become effective for the Company on January 1, 2018. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standards require entities to apportion consideration from contracts to performance obligations on a relative standalone selling price basis, based on a five-step model. Under ASC 606, revenue is recognized when a customer obtains control of a promised good or service and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for the good or service. In addition, ASC 606 provides guidance on accounting for certain revenue related costs including costs associated with obtaining and fulfilling a contract.

The Company plans to adopt ASC 606 using the modified retrospective transition method which will result in an adjustment to retained earnings for the cumulative effect of applying the standard to all contracts not completed as of the adoption date. As this adoption method does not result in a recast of the prior year financial statements, ASC 606 requires the Company to provide additional disclosures during the year of adoption of the amount by which each financial statement line item is affected by adoption of the new standard and explanation of the reasons for significant changes.

The Company is currently evaluating the impact of the adoption of ASC 606 to its consolidated financial statements, accounting policies, IT systems and processes. The Company has allocated internal and external resources to assist in its implementation and evaluation of the impact of ASC 606 and has made enhancements to its financial information systems to assist in financial reporting under ASC 606. While the Company cannot reliably estimate the expected financial statement impact at this time, the Company expects the revenue recognition of its primary revenue streams to remain substantially unchanged and therefore, does not expect a material impact on its revenues upon adoption of ASC 606. The adoption of ASC 606 will have an impact on the Company’s consolidated financial statements with respect to its accounting for sales commissions related to customer arrangements. In making this determination the Company has also considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers, under ASU 2014-09 (“ASC 340-40”). Under the Company’s current accounting policy, it recognizes the expense of incremental costs of obtaining a contract, such as sales commission costs, when they are incurred rather than capitalizing the costs. Under ASC 340-40, the Company is required to capitalize and amortize incremental costs of obtaining a contract and certain sales commissions may require amortization over a period longer than the term of the associated customer contract. The Company is in process of determining the appropriate amortization period for these capitalized commissions.

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

3. Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivable and accounts payable, approximate their fair values due to their short maturities. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

•	Level 1: Unadjusted quoted prices for identical assets or liabilities in active markets accessible by the Company at the measurement date.

•	Level 2: Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

•	Level 3: Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following table summarizes the basis used to measure certain of the Company’s financial assets that are carried at fair value (in thousands):

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents — money market funds	$11,599	$—	$—	$11,599
Short-term marketable securities:
U.S. government agency securities	34,961	8,001	—	42,962
Corporate bond securities	—	12,748	—	12,748

	Fair Value Measurements at September 30, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents — money market funds	$166,918	$—	$—	$166,918
Short-term marketable securities:
U.S. government agency securities	7,997	—	—	7,997
Corporate bond securities	—	5,999	—	5,999
Forward contracts	—	13	—	13

Bank deposits, corporate bonds and certain U.S. government agency securities are classified within the second level of the fair value hierarchy as the fair value of those assets are determined based upon quoted prices for similar assets.

4. Acquisitions

Acquisition-Related Costs

Acquisition-related costs were $16.9 million and $51.4 million for the nine months ended September 30, 2016 and 2017, respectively. Acquisition-related costs are associated with the acquisitions of businesses and intellectual property and include transaction, transition and integration-related charges (including legal, accounting and other professional fees, severance, and retention bonuses) and subsequent adjustments to our initial estimated amount of contingent consideration associated with acquisitions. Acquisition-related costs for the nine months ended September 30, 2016 were primarily comprised of $9.8 million of acquisition-related costs associated with the Merger and $6.7 million of retention bonuses related to the Company’s 2014 and 2015 acquisitions. Acquisition-related costs for the nine months ended September 30, 2017 were primarily related to the Merger and consisted of $26.2 million in transaction, transition and integration-related expenses, $10.1 million in integration-related severance costs and $15.1 million of retention-based bonuses, of which $9.7 million was related to the Merger.

2017 Acquisitions

Nanorep Technologies Ltd.

On July 31, 2017, the Company, through its wholly-owned Hungarian subsidiary, acquired all of the outstanding equity interests in Nanorep Technologies Ltd. (“Nanorep”), an Israeli provider of artificial intelligence, chatbot and virtual assistant services, for $43.4 million, net of cash acquired. Additionally, the Company expects to pay up to $5 million in cash in the future to certain employees of Nanorep contingent upon their continued service over the two-year period following the closing of the acquisition and, in some cases, the achievement of specified performance conditions. At the time of the acquisition, Nanorep had approximately 55 employees and annualized revenue of approximately $5 million. The operating results of Nanorep, which have been included in the Company’s results since the date of the acquisition are not material. Accordingly, pro forma financial information for the business combination has not been presented.

The acquisition is being accounted for under the acquisition method of accounting. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The preliminary determination of the fair value of assets acquired and liabilities assumed has been recognized based on management’s estimates and assumptions using the information about facts and circumstances that existed at the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The Company expects to finalize the allocation of purchase price in the fourth quarter of 2017.

The following table summarizes the Company’s preliminary purchase price allocation (in thousands):

Cash	$923
Accounts receivable	1,108
Property and equipment	78
Restricted cash	129
Prepaid expenses and other current assets	334
Intangible assets:
Completed technology	9,200
Customer relationships	10,500
Trade name	500
Deferred revenue	(854)
Accounts payable and accrued liabilities	(2,704)
Deferred tax liabilities, net	(1,977)
Goodwill	27,062

Total purchase consideration	44,299
Less: cash acquired	923

Total purchase consideration, net of cash acquired	$43,376

The useful lives of the identifiable intangible assets acquired range from 8 to 10 years with a weighted average useful life of 9.1 years. The goodwill recorded in connection with this transaction is primarily related to the expected synergies to be achieved as a result of the Company’s ability to leverage its customer base, sales force and business plan with Nanorep’s product, technical expertise and customer base. All goodwill and intangible assets acquired are not deductible for income tax purposes.

The Company recorded a long-term deferred tax asset of $2.9 million primarily related to net operating losses that were acquired as a part of the acquisition and a long-term deferred tax liability of $4.8 million primarily related to the amortization of intangible assets which cannot be deducted for tax purposes, resulting in a net long-term deferred tax liability of $2.0 million.

GetGo Merger

On January 31, 2017, the Company completed its Merger with GetGo, a wholly-owned subsidiary of Citrix, pursuant to which the Company acquired Citrix’s GoTo Business. In connection with the Merger, the Company issued 26.9 million shares of its common stock to Citrix stockholders and an additional 0.4 million of the Company’s restricted stock units in substitution for certain outstanding Citrix restricted stock units held by GetGo employees. Based on the Company’s closing stock price of $108.10 on January 31, 2017 as reported by the NASDAQ Global Select Market, the total value of the shares of LogMeIn common stock issued to Citrix stockholders in connection with the Merger was $2.9 billion. In the third quarter of 2017, pursuant to the terms of the merger agreement, the Company accrued $3.3 million of additional purchase price for final adjustments related to defined targets for cash and cash equivalents and non-cash working capital, which was paid to Citrix in October 2017.

The Merger is being accounted for under the acquisition method of accounting with the operations of the GoTo Business included in the Company’s operating results since the date of acquisition. During the nine months ended September 30, 2017, the Company recorded revenue of $439.9 million, amortization of acquired intangibles of $119.8 million and acquisition-related transaction, transition and integration costs of $41.5 million directly attributable to the Merger within its condensed consolidated financial statements. Since the Merger, the operating costs of the GoTo Business have been integrated with the operating costs of the Company and therefore, the Company has not provided operating income for the GoTo Business.

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

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The finalization of the purchase accounting assessment will result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company’s results of operations and financial position. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company records adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill to reflect additional information received about facts and circumstances that existed at the date of acquisition. The Company records these adjustments to the assets acquired and liabilities assumed subsequent to the purchase price allocation period in the Company’s operating results in the period in which the adjustments were determined. The size and breadth of the Merger necessitates the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the fair value of certain tangible and intangible assets acquired and liabilities assumed as of the acquisition date and the related tax impacts of any changes made. Any potential adjustments made could be material in relation to the preliminary values presented below. The Company expects to record additional adjustments related to tax balances and tax attributes in the fourth quarter of 2017 as the GetGo entities finalize their tax returns for fiscal year 2016.

The following table summarizes the fair value (in thousands) of the assets acquired and liabilities assumed at the date of acquisition:

Purchase consideration:
Company common shares issued	$2,904,487	(1)
Restricted stock units issued	16,692	(2)
Cash consideration payable	3,317	(3)

Total estimated purchase consideration	$2,924,496
Estimated fair value of assets acquired and liabilities assumed:
Cash	24,215
Accounts receivable	48,957	(4)
Property and equipment	59,715
Prepaid expense and other current assets	22,986	(4)
Other assets	4,448
Intangible assets (weighted average useful life): (5)
Completed technology (9 years)	385,000
Customer relationships (8 years)	756,000
Tradenames and trademark (9 years)	65,100
Accounts payable	(11,030)
Accrued liabilities	(26,886)
Deferred revenue, current and noncurrent	(82,643)
Other long-term liabilities	(996)
Deferred tax liability, net	(426,081)

Goodwill	$2,105,711

(1)	Represents the fair value of the 26.9 million new shares of the Company’s common stock (plus cash in lieu of fractional shares) issued to Citrix stockholders, based on the fair value per share of the Company’s common stock of $108.10 per share, which was the closing price of the Company’s common stock on the NASDAQ Global Select Market on January 31, 2017.

(2)	Represents the fair value of the 0.4 million restricted stock units issued by the Company in substitution for certain outstanding Citrix restricted stock units held by GetGo employees, pursuant to the terms of the Merger. These Company restricted stock units were issued on the same terms and conditions as were applicable to the outstanding Citrix restricted stock units held by the GetGo employees immediately prior to the Merger date (including the same vesting and forfeiture provisions). The aggregate fair value of those awards ($48.2 million) is based on the fair value per share of the Company’s common stock of $108.10 per share, which was the closing price of the Company’s common stock on the NASDAQ Global Select Market on January 31, 2017. Of that amount, $18.0 million was related to pre-combination employee services and, after adjusting for known and estimated forfeitures, $16.7 million was allocated to purchase consideration and $30.2 million was allocated to future employee services and will be expensed as stock-based compensation on a straight-line basis over the remaining service periods of those awards.
(3)	Represents $3.3 million of additional purchase price paid by the Company to Citrix, pursuant to the terms of the merger agreement, for final adjustments related to defined targets for cash and cash equivalents and non-cash working capital, resulting in an increase of $3.3 million to goodwill.
(4)	During the nine months ended September 30, 2017, the Company identified measurement period adjustments that impacted the estimated fair value of the assets and liabilities assumed as of the date of the acquisition. The table above, which summarizes the allocation of the purchase price for the entities acquired, has been updated to reflect these measurement period adjustments. The total measurement period adjustments resulted in a decrease in accounts receivable of $1.1 million, an increase in prepaid expense and other current assets of $1.2 million and a decrease in goodwill of $0.1 million. This change to the provisional fair value amounts of the assets and liabilities assumed had no impact on the Company’s results of operations for the nine months ended September 30, 2017.
(5)	The weighted average useful life of identifiable intangible assets acquired in the Merger is 8.4 years.

The completion of the Merger and the acquisition of the GoTo Business has resulted in a combined company with the scale, employees, products and customer base needed to lead large markets, support a more global customer base and compete against a variety of different solution providers of all sizes. Goodwill of $2.1 billion was recognized for the excess purchase consideration over the estimated fair value of the assets acquired. Goodwill and intangible assets recorded as part of the acquisition are not deductible for tax purposes.

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

The Company and Citrix entered into a transition services agreement, pursuant to which each party will provide to the other party certain services on a transitional basis following the completion of the Merger to facilitate the transition of the GoTo Business to the Company. Among other services, the transition services generally relate to information technology and security operations, facilities, human resources support and accounting and finance support. As of September 30, 2017, the Company has incurred $4.9 million of costs related to the transition services agreement.

The unaudited financial information in the table below summarizes the combined results of operations for the Company and the GoTo Business, on a pro forma basis, as though the Merger had been consummated as of the beginning of 2016, including amortization charges from acquired intangible assets, the effect of acquisition accounting on the fair value of acquired deferred revenue, the inclusion of expense related to retention-based bonuses assuming full achievement of the retention requirements, the reclassification of all acquisition-related costs incurred by the Company and the GoTo Business as of the beginning of 2016 through the first quarter of 2017 (the quarter the Merger was completed), and the related tax effects. The second and third quarter of 2017 reported results of the Company have not been adjusted. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2016.

Unaudited Pro Forma Financial Information

	Three Months Ended September 30, (unaudited)	Nine Months Ended September 30, (unaudited)
	2016	2016	2017
	(in millions except per share amounts)
Pro forma revenue	$251.8	$724.6	$784.7
Pro forma net income (loss)	$(1.3)	$(94.2)	$36.0
Pro forma income (loss) per share:
Basic	$(0.02)	$(1.81)	$0.68
Diluted	$(0.02)	$(1.81)	$0.67
Pro forma weighted average shares outstanding
Basic	52.3	52.1	52.7
Diluted	52.3	52.1	53.7

5. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill during the nine months ended September 30, 2017 are due to the addition of goodwill resulting from the Merger and the acquisition of Nanorep (see Note 4 for additional information).

Changes in goodwill for the nine months ended September 30, 2017 are as follows (in thousands):

Balance, January 1, 2017	$121,760
Goodwill resulting from the Merger	2,105,711
Goodwill resulting from the acquisition of Nanorep	27,062
Foreign currency translation adjustments	240

Balance, September 30, 2017	$2,254,773

Intangible assets consist of the following (in thousands):

		December 31, 2016			September 30, 2017
	Estimated Useful Life	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Identifiable intangible assets:
Trade names and trademarks	1-11 years	$3,806	$955	$2,851	$70,462	$7,745	$62,717
Customer relationships	5-8 years	29,249	9,315	19,934	808,061	100,586	707,475
Domain names	5 years	913	796	117	918	873	45
Technology	3-9 years	51,179	14,942	36,237	451,683	50,656	401,027
Other	4-5 years	442	359	83	442	411	31
Internally developed software	2-3 years	8,313	5,025	3,288	30,276	9,962	20,314

		$93,902	$31,392	$62,510	$1,361,842	$170,233	$1,191,609

On January 31, 2017, the Company capitalized $65.1 million for trade names and trademarks, $756.0 million for customer relationships and $385.0 million for technology as intangible assets in connection with the Merger. On July 31, 2017, the Company capitalized $0.5 million for a trade name, $10.5 million for customer relationships, and $9.2 million for technology as intangible assets in connection with the acquisition of Nanorep. The gross carrying amount of intangible assets also changed due to foreign currency translation adjustments, as applicable. The Company capitalized $0.3 million and $7.9 million during the three months ended September 30, 2016 and 2017, respectively, and $1.0 million and $22.0 million during the nine months ended September 30, 2016 and 2017, respectively, of costs related to internally developed computer software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Cost of revenue:
Amortization of internally developed computer software	$396	$2,594	$1,358	$4,937
Amortization of acquired intangibles (1)	1,150	13,229	3,454	35,416

Sub-Total amortization of intangibles in cost of revenue	1,546	15,823	4,812	40,353
Amortization of acquired intangibles (1)	1,363	36,613	4,103	97,187

Total amortization of intangibles	$2,909	$52,436	$8,915	$137,540

(1)	Total amortization of acquired intangibles was $2.5 million and $49.8 million for the three months ended September 30, 2016 and 2017, respectively, and $7.6 million and $132.6 million for the nine months ended September 30, 2016 and 2017, respectively.

Future estimated amortization expense for intangible assets at September 30, 2017 is as follows (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2017 (three months ending December 31)	$53,102
2018	247,259
2019	228,825
2020	196,109
2021	160,427
Thereafter	305,887

Total	$1,191,609

6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2016	September 30, 2017
Marketing programs	$4,274	$14,027
Payroll and payroll-related	11,886	35,099
Professional fees	1,429	5,230
Acquisition-related (1)	9,539	17,702
Other accrued liabilities	8,125	38,617

Total accrued liabilities	$35,253	$110,675

(1)	Acquisition-related costs include transaction, transition and integration-related fees and expenses and contingent retention-based bonus costs.

7. Income Taxes

The Company recorded a provision for federal, state, and foreign taxes of $0.1 million and a benefit of $2.6 million on a loss before income taxes of $0.6 million and a profit before income taxes of $7.3 million for the three months ended September 30, 2016 and 2017, respectively. For the nine months ended September 30, 2016 and 2017, the Company recorded a provision for federal, state, and foreign taxes of $0.4 million and a benefit of $33.1 million on a profit before income taxes of $1.2 million and a loss before income taxes of $26.9 million, respectively. The effective income tax rates for the nine months ended September 30, 2016 and 2017 were impacted by profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the nine months ended September 30, 2017 was also impacted by the expected non-deductibility of certain transaction costs related to the Merger and $15.7 million of discrete income tax benefits related to excess tax deductions on stock compensation now recorded as a tax benefit due to the Company’s adoption of ASU 2016-09 as well as a $3.8 million tax benefit related to discrete integration-related activity.

Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, the Company estimates deferred tax assets, current tax liabilities and deferred tax liabilities, and the Company assesses temporary differences resulting from differing treatment of items for tax and accounting purposes. As of September 30, 2017, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary. This entity has historical tax losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. The Company’s income tax returns are open to examination by federal, state, and/or foreign tax authorities. The United States federal income tax returns are open to examination from 2014. In the normal course of business, the Company and its subsidiaries are examined by various taxing authorities. The Company regularly assesses the likelihood of additional assessments by tax authorities and provides for these matters as appropriate. Audits by tax authorities typically involve examination of the deductibility of certain permanent items, limitations on net operating losses and tax credits.

Although the Company believes its tax estimates are appropriate, the final determination of tax audits could result in material changes in its estimates. The Company has recorded a liability related to uncertain tax positions of $1.5 million and $4.1 million as of December 31, 2016 and September 30, 2017, respectively. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company recognized $21,000 and $31,000 of interest expense for the nine months ended September 30, 2016 and 2017, respectively.

8. Common Stock and Equity

On February 23, 2017, the Company’s Board of Directors approved a three-year capital return plan. During the third quarter, the Company paid a cash dividend of $0.25 per share on August 25, 2017 to stockholders of record as of August 9, 2017. The Company’s Board of Directors will continue to review this capital return plan for potential modifications based on the Company’s financial performance, business outlook and other considerations. The timing and number of shares to be repurchased pursuant to the capital return plan will depend upon prevailing market conditions and other factors related to the Merger. Additionally, the Company’s credit facility contains certain financial and operating covenants that may restrict its ability to pay dividends in the future.

For the three months ended September 30, 2016 and 2017, the Company repurchased 45,562 and 191,618 shares of its common stock at an average price of $75.98 and $111.99 per share, for a total cost of $3.5 million and $21.5 million, respectively. For the nine months ended September 30, 2016 and 2017, the Company repurchased 416,474 and 471,206 shares of its common stock at an average price of $54.74 and $108.39 per share, for a total cost of $22.8 million and $51.1 million, respectively.

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

The following table summarizes the changes in equity for the nine months ended September 30, 2017 (amounts in thousands):

	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Equity
	Number of Shares	Amount
Balance at December 31, 2016	25,552	$284	$314,700	$(1,754)	$(6,618)	$(110,496)	$196,116
Issuance of common stock upon exercise of stock options	175	2	6,361	—	—	—	6,363
Net issuance of common stock upon vesting of restricted stock units	545	5	(32,194)	—	—	—	(32,189)
Shares issued as Merger purchase consideration	26,868	269	2,904,218	—	—	—	2,904,487
Restricted stock units issued as Merger purchase consideration	—	—	16,692	—	—	—	16,692
Stock-based compensation	—	—	49,255	—	—	—	49,255
Treasury stock	(471)	—	—	—	—	(51,075)	(51,075)
Dividends on common stock	—	—	—	(39,117)	—	—	(39,117)
Adoption of ASU2016-16	—	—	—	84	—	—	84
Adoption of ASU2016-09	—	—	2,730	4,866	—	—	7,596
Net Income	—	—	—	6,202	—	—	6,202
Unrealized loss on available-for-sale securities	—	—	—	—	9	—	9
Cumulative translation adjustments	—	—	—	—	17,429	—	17,429

Balance at September 30, 2017	52,669	$560	$3,261,762	$(29,719)	$10,820	$(161,571)	$3,081,852

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

Effective on January 31, 2017, the Company’s stockholders approved an amendment and restatement of the Company’s 2009 Stock Incentive Plan, which increased the number of shares of the Company’s common stock that may be issued under the plan by an additional 4.5 million shares and extended the term of the plan to December 5, 2026. As of September 30, 2017, 7.1 million shares remained available for grant under the 2009 Plan.

The following table summarizes stock option activity (shares and intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2017	355	$33.15	5.0	$22,529

Granted	—	—
Exercised	(175)	36.41		$11,373

Forfeited	(1)	26.57

Outstanding, September 30, 2017	179	$30.02	3.9	$14,336

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $96.55 per share on December 31, 2016 and $110.05 per share on September 30, 2017, or at time of exercise, and the exercise price of the options. As of September 30, 2017, the Company had 170,388 shares exercisable.

During the nine months ended September 30, 2017, the Company granted 1,283,531 restricted stock units, of which 1,165,378 have time-based vesting conditions, 81,915 have performance-based vesting conditions and 36,238 have market-based vesting conditions. Restricted stock units with time-based vesting conditions are valued on the grant date using the grant date closing price of the underlying shares. The Company recognizes the expense on a straight-line basis over the requisite service period of the restricted stock unit, which is generally three years. The performance-based awards vest on February 14, 2019 based on the achievement of performance criteria for fiscal years 2017 and 2018 established by the Board of Directors at the time of grant. Shares not earned will be forfeited.

Since 2013, the Company has granted to certain key executives restricted stock unit awards with market-based vesting conditions, which are tied to the individual executive’s continued employment with the Company throughout the applicable performance period and the level of the Company’s achievement of a pre-established relative total shareholder return, or TSR, goal, as measured over an applicable performance period ranging from two to three years as compared to the TSR realized for that same period by a well-known stock index (the “TSR Units”). The number of shares that may vest under these TSR Units may range from 0% to 200% of the target number of shares granted depending on the Company’s level of achievement of its TSR goal. Compensation cost for TSR Units is recognized on a straight-line basis over the requisite service period and is recognized regardless of the actual number of awards that are earned based on the level of achievement of the market-based vesting condition. In May 2017, a total of 65,500 target TSR Units which were awarded in 2014 and 2015 vested at 200% of the target TSR Units (an additional 65,500 were earned and vested). In June 2017, the Company granted a total of 36,238 TSR Units, 50% of which may be earned over a two-year performance period with the remaining 50% earned over a three-year performance period. The fair value of the 2017 TSR Units granted was determined using a Monte Carlo simulation model including (but not limited to) a risk-free interest rate of 1.43%, an expected volatility of 36% and an expected dividend yield of 0.88%.

The following table summarizes restricted stock unit activity, including market-based TSR Units (shares in thousands):

	Number of shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2017	1,445	$62.23
Restricted stock units granted	837	108.29
Restricted stock units issued for Merger	446	108.10
Restricted stock units earned	66
Restricted stock units vested	(848)	70.17
Restricted stock units forfeited	(175)	81.24

Unvested as of September 30, 2017	1,771	$90.42

The Company recognized stock based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Cost of revenue	$536	$1,612	$1,774	$3,911
Research and development	1,476	6,405	4,702	16,042
Sales and marketing	4,398	4,312	12,876	12,108
General and administrative	2,589	6,436	7,975	17,194

	$8,999	$18,765	$27,327	$49,255

On January 1, 2017, the Company adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) and elected to account for forfeitures in compensation cost when they occur. As of September 30, 2017, there was $120.1 million of total unrecognized share-based compensation cost related to unvested stock awards which are expected to be recognized over a weighted average period of 2.0 years.

10. Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in the United States, Hungary, Germany, Australia, the United Kingdom, Ireland, Israel and India that expire at various dates through 2028.

Rent expense under all leases was $3.0 million and $5.5 million for the three months ended September 30, 2016 and 2017, respectively, and $8.9 million and $16.0 million for the nine months ended September 30, 2016 and 2017, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements totaled $2.6 million and $7.0 million for the three months ended September 30, 2016 and 2017, respectively and $7.2 million and $25.2 million for the nine months ended September 30, 2016 and 2017, respectively.

Future minimum lease payments under non-cancelable operating leases including one year commitments associated with the Company’s hosting services arrangements are approximately as follows as of September 30, 2017 (in thousands):

Years Ending December 31
2017 (three months ending December 31)	$8,513
2018	30,911
2019	24,104
2020	20,088
2021	17,920
Thereafter	45,737

Total minimum lease payments	$147,273

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

11. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and changes in unrealized losses and gains (net of tax) on marketable securities. For the purposes of comprehensive income disclosures, the Company does not record tax provisions or benefits for the net changes in the foreign currency translation adjustment, as the Company intends to reinvest permanently undistributed earnings of its foreign subsidiaries. Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and, as of December 31, 2016 and September 30, 2017, was comprised of cumulative translation adjustment losses of $6.6 million and gains of $10.8 million and unrealized losses (net of tax) on marketable securities of $16,000 and $7,000, respectively. There were no material reclassifications to earnings in the nine months ending September 30, 2017.

12. Credit Facility

On February 1, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which increased the Company’s secured revolving credit facility from $150 million to $400 million in the aggregate, and permits the Company to increase the revolving credit facility and/or enter into one or more tranches of term loans up to an additional $200 million. The Amended Credit Agreement also extended the maturity date of the revolving credit facility to February 1, 2022. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty. The Company and its subsidiaries expect to use the credit facility for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital. The Company repaid $30.0 million of borrowings in the second quarter of 2017. There was no outstanding debt balance as of September 30, 2017.

Loans under the Amended Credit Agreement bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company as described below. The average interest rate on borrowings outstanding during the nine month period ending September 30, 2017 was 2.188%. The quarterly commitment fee on the undrawn portion of the credit facility ranges from 0.15% to 0.30% per annum, based upon the Company’s total leverage ratio.

The Amended Credit Agreement contains customary affirmative and negative covenants, subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Amended Credit Agreement. As of September 30, 2017, the Company was in compliance with all financial and operating covenants of the Amended Credit Agreement.

Any failure to comply with the financial or operating covenants of the Amended Credit Agreement would prevent the Company from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility.

As of September 30, 2017, the Company had $2.4 million of origination costs recorded in other assets. The Company incurred approximately $2.0 million of origination costs in connection with the Amended Credit Agreement executed in February 2017. As permitted by FASB issued ASU 2015-15, the Company presents debt issuance costs as an asset and subsequently amortizes the deferred debt issuance costs ratably over the term of the credit facility.

13. Subsequent Events

In accordance with the Company’s previously announced three-year capital return plan, on October 26, 2017, the Company’s Board of Directors declared a $0.25 per share cash dividend to be paid on November 24, 2017 to stockholders of record as of November 8, 2017.

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

On January 31, 2017, we completed our Merger with GetGo, a wholly-owned subsidiary of Citrix, pursuant to which we combined with Citrix’s GoTo family of service offerings known as the GoTo Business. Following the completion of the Merger, LogMeIn’s revenue has grown from $336.1 million in fiscal 2016 to over $1 billion on an annualized basis in fiscal 2017 and we added over 1,600 employees (2,823 as of September 30, 2017, compared to 1,124 as of December 31, 2016). In 2017, our focus has primarily been on integration in order to meet our longer-term financial goals.

Operating Results

In the nine months ended September 30, 2017, we generated revenues of $713.8 million and cash flows from operating activities of $283.3 million, and we ended with $276.0 million of cash, cash equivalents and short-term marketable securities and no outstanding borrowings under our credit facility. We recorded net income of $6.2 million in the nine months ended September 30, 2017, including amortization of acquired intangible assets of $132.6 million and acquisition-related transaction, transition and integration-related fees and expenses of $51.4 million, primarily related to the Merger.

In the nine months ended September 30, 2016, we generated revenues of $248.1 million and cash flows from operating activities of $84.1 million, and ended with $217.2 million of cash, cash equivalents and short-term marketable securities and no outstanding borrowings under our credit facility. We recorded net income of $0.8 million in the nine months ended September 30, 2016, including amortization of acquired intangible assets of $7.6 million and acquisition-related transaction, transition and integration-related fees and expenses of $16.9 million related to the Merger and our 2014 and 2015 acquisitions.

Capital Returns

In connection with the Merger, our Board of Directors declared and paid three special cash dividends of $0.50 per share of our common stock. The first two dividends totaling $25.5 million were declared and paid in the third and fourth quarters of fiscal 2016. The third special cash dividend totaled $12.8 million and was declared by our Board of Directors on January 6, 2017 and paid on January 31, 2017 to our stockholders of record as of January 16, 2017.

On February 23, 2017, our Board of Directors approved a three-year capital return plan. Pursuant to this plan, we intend to return to stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. As part of this capital return plan, we intend to pay a quarterly cash dividend of $0.25 per share. During the third quarter, we paid a cash dividend of $0.25 per share on August 25, 2017 to stockholders of record as of August 9, 2017. Our Board of Directors will continue to review this capital return plan for potential modifications based on the Company’s financial performance, business outlook and other considerations. The timing and number of shares to be repurchased pursuant to this plan will depend upon prevailing market conditions and other factors related to the Merger. Additionally, our credit facility contains certain financial and operating covenants that may restrict our ability to pay dividends in the future.

As part of our capital return plan, shares may be repurchased from time-to-time in the open market, which may include the use of 10b5-1 trading plans, or in privately negotiated transactions, in accordance with applicable securities and stock exchange rules. For the three and nine months ended September 30, 2017, we repurchased 191,618 and 471,206 shares of our common stock at an average price of $111.99 and $108.39 per share for a total cost of $21.5 million and $51.1 million, respectively.

Credit Facility

On February 1, 2017, we entered into an Amended and Restated Credit Agreement, or Amended Credit Agreement, to increase our secured revolving credit facility from $150 million to $400 million and extend the maturity date to February 1, 2022. As of September 30, 2017, there were no outstanding borrowings under the Amended Credit Agreement.

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

Sources of Revenue

We derive our revenue primarily from subscription fees for our premium services from enterprise customers, SMBs, IT service providers, mobile carriers, customer service centers, OEMs and consumers and to a lesser extent, from usage fees from our audio services and the delivery of professional services primarily related to our Customer Engagement and Support business. Our customers, who subscribe to our services, generally pay in advance and typically pay with a credit card, for their subscription. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period. For the nine months ended September 30, 2017, our gross annualized renewal rate was approximately 75%. Historically, we have calculated our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. As we continue to integrate the GoTo Business, we will monitor and assess our renewal rate calculation and methodology to ensure that it is appropriate for the combined company.

Amounts for the three and nine months ended September 30, 2016 presented in our revenue by service cloud (product grouping) table below include reclassifications between product groups to conform to the current year classification of our products (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2017	2016	2017
Revenues:
Communications and Collaboration cloud	$10,413	$146,808	$29,622	$377,780
Identity and Access Management cloud	50,352	76,380	144,483	208,487
Customer Engagement and Support cloud	24,338	46,079	73,998	127,483

Total revenue	$85,103	$269,267	$248,103	$713,750

Employees

Our number of full-time employees was 2,823 at September 30, 2017, compared to 1,124 at December 31, 2016 and 1,109 at September 30, 2016.

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

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, retention-based bonus expense related to our acquisitions, facility expense, consulting fees associated with outsourced development projects, travel-related costs for development personnel, and depreciation of assets used in development. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. More than half of our research and development employees are located internationally in our development centers in Hungary, Germany and India. Therefore, a large portion of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized costs of $1.0 million and $22.0 million for the nine months ended September 30, 2016 and 2017, respectively, related to internally developed computer software to be sold as a service, which were incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will remain relatively constant as a percentage of revenue.

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

Results of Consolidated Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue (dollar amounts in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2016	Percent of Revenue	2017	Percent of Revenue	Percent Change	2016	Percent of Revenue	2017	Percent of Revenue	Percent Change
Revenue	$85,103	100%	$269,267	100%	216%	$248,103	100%	$713,750	100%	188%
Cost of revenue	11,485	13%	55,605	21%	384%	34,121	14%	147,780	21%	333%

Gross profit	73,618	87%	213,662	79%	190%	213,982	86%	565,970	79%	164%
Operating expenses
Research and development	14,161	17%	42,603	16%	201%	43,571	17%	116,435	16%	167%
Sales and marketing	39,628	46%	89,379	33%	126%	123,533	50%	258,616	36%	109%
General and administrative	18,694	22%	37,906	14%	103%	40,350	16%	120,460	17%	199%
Amortization of acquired intangibles	1,363	2%	36,613	14%	2,586%	4,103	2%	97,187	14%	2,269%

Total operating expenses	73,846	87%	206,501	77%	180%	211,557	85%	592,698	83%	180%

Income (loss) from operations	$(228)	0%	$7,161	2%	(3,241)%	$2,425	1%	$(26,728)	(4)%	(1,202)%

	As of September 30,
	2016	2017	Percent Change
Employees:
Cost of revenue	77	471	512%
Research and development	423	1,022	142%
Sales and marketing	481	974	102%
General and administrative	128	356	178%

Total headcount at end of period	1,109	2,823	155%

Three Months Ended September 30, 2016 and 2017

Revenue. Revenue increased $184.2 million, or 216%, from $85.1 million for the three months ended September 30, 2016 to $269.3 million for the three months ended September 30, 2017, primarily due to $172.7 million of revenue from the GoTo Business.

Cost of Revenue. Cost of revenue increased $44.1 million, or 384%, from $11.5 million for the three months ended September 30, 2016 to $55.6 million for the three months ended September 30, 2017. As a percentage of revenue, cost of revenue was 13% and 21% for the three months ended September 30, 2016 and 2017, respectively. Cost of revenue for the three months ended September 30, 2016 and 2017, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $3.6 million and $14.6 million, respectively; facility-related costs of $0.5 million and $1.9 million, respectively; depreciation, maintenance, and amortization of internally developed software expense of $2.8 million and $9.4 million, respectively; professional services expense of $0.6 million and $3.6 million, respectively; data center and telecommunications costs of $2.7 million and $12.0 million, respectively; and amortization of acquired intangible assets of $1.1 million and $13.2 million, respectively. Cost of revenue for the three months ended September 30, 2017 also includes royalty expense of $0.7 million. As of the Merger date, cost of revenue expense included an additional 326 employees. The increase in cost of revenue as a percentage of revenue is primarily attributable to the increase in amortization of acquired intangible assets and internally developed software. Included in personnel-related costs in the three months ended September 30, 2016 and 2017, is $0.5 million and $1.6 million, respectively, of stock-based compensation expense and $0.2 million and $0.5 million, respectively, of acquisition-related retention-based bonuses.

Research and Development Expenses. Research and development expenses increased $28.5 million, or 201%, from $14.1 million for the three months ended September 30, 2016 to $42.6 million for the three months ended September 30, 2017. As a percentage of revenue, research and development expenses were 17% and 16% for the three months ended September 30, 2016 and 2017, respectively. Research and development expenses for the three months ended September 30, 2016 and 2017, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $11.4 million and $31.9 million, respectively; facility-related costs of $1.2 million and $4.7 million, respectively; depreciation and maintenance expense of $0.9 million and $4.2 million, respectively; and professional services expense of $0.5 million and $1.4 million, respectively. We capitalized $0.3 million and $7.9 million during the three months ended September 30, 2016 and 2017, respectively, of costs related to internally developed computer software to be sold as a service incurred during the application development stage. As of the Merger date, research and development expense included an additional 647 employees. Included in personnel-related costs in the three months ended September 30, 2016 and 2017 is $1.5 million and $6.4 million, respectively, of stock-based compensation expense and $1.4 million and $2.0 million, respectively, of acquisition-related retention-based bonuses.

Sales and Marketing Expenses. Sales and marketing expenses increased $49.8 million, or 126%, from $ 39.6 million for the three months ended September 30, 2016 to $89.4 million for the three months ended September 30, 2017. As a percentage of revenue, sales and marketing expenses were 46% and 33% for the three months ended September 30, 2016 and 2017, respectively. Sales and marketing expenses for the three months ended September 30, 2016 and 2017, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $21.0 million and $43.5 million, respectively; marketing costs of $11.4 million and $31.1 million, respectively; credit card transaction fees of $2.1 million and $5.4 million, respectively; facility-related costs of $2.2 million and $4.2 million, respectively; depreciation and maintenance expense of $2.1 million and $4.0 million, respectively; and professional services expense of $0.6 million and $0.5 million, respectively. As of the Merger date, sales and marketing expense included an additional 621 employees. Included in personnel-related costs in the three months ended September 30, 2016 and 2017 is $4.4 million and $4.3 million, respectively, of stock-based compensation expense and $0.3 million and $0.6 million, respectively, of acquisition-related retention-based bonuses.

General and Administrative Expenses. General and administrative expenses increased $19.2 million, or 103%, from $18.7 million for the three months ended September 30, 2016 to $37.9 million for the three months ended September 30, 2017. As a percentage of revenue, general and administrative expenses were 22% and 14% for the three months ended September 30, 2016 and 2017, respectively. For the three months ended September 30, 2017, general and administrative expenses included acquisition-related costs of $7.4 million primarily related to the Merger, consisting of $4.7 million in transaction, transition and integration-related costs, $1.9 million in integration-related severance costs and $0.8 million of retention-based bonuses. General and administrative expenses for the three months ended September 30, 2016 and 2017, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $7.0 million and $20.2 million, respectively; professional services of $1.5 million and $5.8 million, respectively; facility-related costs of $0.5 million and $2.1 million, respectively; and depreciation and maintenance expense of $0.5 million and $1.3 million, respectively. As of the Merger date, general and administrative expense included an additional 138 employees. Included in personnel-related costs in the three months ended September 30, 2016 and 2017 is $2.6 million and $6.4 million, respectively, of stock-based compensation expense.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $1.4 million and $36.6 million for the three months ended September 30, 2016 and 2017, respectively. The increase was primarily related to the intangible assets acquired as a result of the Merger on January 31, 2017.

Interest Income. Interest income was $0.2 million and $0.4 million for the three months ended September 30, 2016 and 2017, respectively, and was primarily attributable to interest income earned on marketable securities and money market funds.

Interest Expense. Interest expense was $0.3 million for both the three months ended September 30, 2016 and 2017, and was primarily associated with interest expense attributable to our credit facility and the amortization of financing fees.

Other Income (Expense), Net. Other expense, net was $0.2 million and other income, net was $0.1 million for the three months ended September 30, 2016 and 2017, respectively, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the quarter.

Income Taxes. We recorded a provision for federal, state, and foreign taxes of $0.1 million and a benefit of $2.6 million on a loss before income taxes of $0.6 million and a profit before income taxes of $7.3 million for the three months ended September 30, 2016 and 2017, respectively. The effective income tax rates for the three months ended September 30, 2016 and 2017 were impacted by profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the three months ended September 30, 2017 was also impacted by the expected non-deductibility of certain transaction costs related to the Merger and $1.8 million of discrete income tax benefits related to excess tax deductions on stock compensation now recorded as a tax benefit due to our adoption of ASU 2016-09.

Nine Months Ended September 30, 2016 and 2017

Revenue. Revenue increased $465.7 million, or 188%, from $248.1 million for the nine months ended September 30, 2016 to $713.8 million for the nine months ended September 30, 2017, primarily due to $439.9 million of revenue from the GoTo Business since the Merger closed on January 31, 2017.

Cost of Revenue. Cost of revenue increased $113.7 million, or 333%, from $34.1 million for the nine months ended September 30, 2016 to $147.8 million for the nine months ended September 30, 2017. As a percentage of revenue, cost of revenue was 14% and 21% for the nine months ended September 30, 2016 and 2017, respectively. Cost of revenue for the nine months ended September 30, 2016 and 2017, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $11.5 million and $38.9 million, respectively; facility-related costs of $1.6 million and $5.0 million, respectively; depreciation, maintenance, and amortization of internally developed software expense of $8.2 million and $24.1 million, respectively; professional services expense of $1.4 million and $9.4 million, respectively; data center and telecommunications costs of $7.4 million and $32.7 million, respectively; and amortization of acquired intangible assets of $3.5 million and $35.4 million, respectively. Cost of revenue for the nine months ended September 30, 2017 also includes royalty expense of $1.5 million. As of the Merger date, cost of revenue expense included an additional 326 employees. The increase in cost of revenue as a percentage of revenue is primarily attributable to the increase in amortization of acquired intangible assets and internally developed software. Included in personnel-related costs in the nine months ended September 30, 2016 and 2017, is $1.8 million and $3.9 million, respectively, of stock-based compensation expense and $0.6 million and $1.1 million, respectively, of acquisition-related retention-based bonuses.

Research and Development Expenses. Research and development expenses increased $72.8 million, or 167%, from $43.6 million for the nine months ended September 30, 2016 to $116.4 million for the nine months ended September 30, 2017. As a percentage of revenue, research and development expenses were 17% and 16% for the nine months ended September 30, 2016 and 2017, respectively. Research and development expenses for the nine months ended September 30, 2016 and 2017, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $35.3 million and $88.8 million, respectively; facility-related costs of $3.6 million and $12.9 million, respectively; depreciation and maintenance expense of $2.6 million and $10.5 million, respectively; and professional services expense of $1.7 million and $3.5 million, respectively. We capitalized $1.0 million and $22.0 million during the nine months ended September 30, 2016 and 2017, respectively, of costs related to internally developed computer software to be sold as a service incurred during the application development stage. As of the Merger date, research and development expense included an additional 647 employees. Included in personnel-related costs in the nine months ended September 30, 2016 and 2017 is $4.7 million and $16.0 million, respectively, of stock-based compensation expense and $4.7 million and $6.5 million, respectively, of acquisition-related retention-based bonuses.

Sales and Marketing Expenses. Sales and marketing expenses increased $135.1 million, or 109%, from $123.5 million for the nine months ended September 30, 2016 to $258.6 million for the nine months ended September 30, 2017. As a percentage of revenue, sales and marketing expenses were 50% and 36% for the nine months ended September 30, 2016 and 2017, respectively. Sales and marketing expenses for the nine months ended September 30, 2016 and 2017, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $64.9 million and $128.2 million, respectively; marketing costs of $36.7 million and $89.1 million, respectively; credit card transaction fees of $7.1 million and $15.5 million, respectively; facility-related costs of $6.5 million and $11.4 million, respectively; depreciation and maintenance expense of $5.9 million and $10.1 million, respectively; and professional services expense of $2.1 million and $2.3 million, respectively. As of the Merger date, sales and marketing expense included an additional 621 employees resulting from the Merger. Included in personnel-related costs in the nine months ended September 30, 2016 and 2017 is $12.9 million and $12.1 million, respectively, of stock-based compensation expense and $1.3 million and $3.2 million, respectively, of acquisition-related retention-based bonuses.

General and Administrative Expenses. General and administrative expenses increased $80.1 million, or 199%, from $40.4 million for the nine months ended September 30, 2016 to $120.5 million for the nine months ended September 30, 2017. As a percentage of revenue, general and administrative expenses were 16% and 17% for the nine months ended September 30, 2016 and 2017, respectively. For the nine months ended September 30, 2017, general and administrative expenses included acquisition-related costs of $40.4 million primarily related to the Merger, consisting of $26.2 million in transaction, transition and integration-related costs, $9.8 million in integration-related severance costs and $4.4 million of retention-based bonuses. General and administrative expenses for the nine months ended September 30, 2016 and 2017, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $21.0 million and $53.7 million, respectively; professional services of $4.7 million and $14.5 million, respectively; facility-related costs of $1.5 million and $5.3 million, respectively; and depreciation and maintenance expense of $1.4 million and $4.3 million, respectively. As of the Merger date, general and administrative expense included an additional 138 employees. Included in personnel-related costs in the nine months ended September 30, 2016 and 2017 is $8.0 million and $17.2 million, respectively, of stock-based compensation expense.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $4.1 million and $97.2 million for the nine months ended September 30, 2016 and 2017, respectively. The increase was primarily related to the intangible assets acquired as a result of the Merger on January 31, 2017.

Interest Income. Interest income was $0.5 million and $0.9 million for the nine months ended September 30, 2016 and 2017, respectively, and was primarily attributable to interest income earned on marketable securities and money market funds.

Interest Expense. Interest expense was $1.1 million for both the nine months ended September 30, 2016 and 2017, and was primarily associated with interest expense attributable to our credit facility and the amortization of financing fees.

Other Income (Expense), Net. Other expense, net was $0.7 million and $27,000 for the nine months ended September 30, 2016 and 2017, respectively, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the quarter.

Income Taxes. We recorded a provision for federal, state, and foreign taxes of $0.4 million and a benefit of $33.1 million on a profit before income taxes of $1.2 million and a loss before income taxes of $26.9 million for the nine months ended September 30, 2016 and 2017, respectively. The effective income tax rates for the nine months ended September 30, 2016 and 2017 were impacted by profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the nine months ended September 30, 2017 was also impacted by the expected non-deductibility of certain transaction costs related to the Merger and $15.7 million of discrete income tax benefits related to excess tax deductions on stock compensation now recorded as a tax benefit due to our adoption of ASU 2016-09, as well as a $3.8 million tax benefit related to discrete integration-related activity.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2016	2017
Net cash provided by operating activities	$84,090	$283,260
Net cash provided by (used in) investing activities	634	(21,021)
Net cash used in financing activities	(62,366)	(148,011)
Effect of exchange rate changes on cash and cash equivalents	1,099	7,067

Net increase in cash and cash equivalents	$23,457	$121,295

At September 30, 2017, our principal source of liquidity was cash and cash equivalents and short-term marketable securities totaling $276.0 million, of which $167.0 million was held in the United States and $109.0 million was held by our international subsidiaries. If the undistributed earnings of our foreign subsidiaries are needed for our operations in the United States, we would be required to accrue and pay U.S. taxes upon repatriation. Our current plans are not expected to require repatriation of cash and investments to fund our U.S. operations and, as a result, we intend to indefinitely reinvest our foreign earnings to fund our foreign subsidiaries.

Cash Flows From Operating Activities

Net cash inflows from operating activities during the nine months ended September 30, 2016 were mainly attributable to a $25.4 million increase in deferred revenue associated with upfront payments received from our customers, a $4.9 million increase in other long-term liabilities, a $4.7 million increase in accounts payable, a $4.2 million increase in accrued expenses and a $1.2 million decrease in other assets. These cash inflows were partially offset by a $1.6 million increase in prepaid expenses and other current assets. The increase in other long-term liabilities was primarily driven by a $4.2 million increase in contingent retention-based bonuses related to a 2015 acquisition. Accrued expenses and accounts payable as of September 30, 2016 included $8.0 million in acquisition-related professional fees, including transaction, transition, and integration-related fees and expenses. The decrease in other assets was primarily driven by a $1.3 million decrease in long-term prepaid rent. The increase in prepaid expenses and other current assets was primarily driven by a $1.6 million increase in prepaid taxes, a $0.7 million increase in prepaid marketing costs and a $0.3 million increase in prepaid software subscription and maintenance fees. Additionally, included in net cash inflows from operating activities are add-backs of non-cash charges, including $27.3 million for stock-based compensation expense, $16.1 million for depreciation and amortization, and $0.5 million for the change in fair value of the contingent consideration liability related to a 2015 acquisition. In the nine months ended September 30, 2016, we paid $6.0 million in acquisition-related contingent retention-based bonuses.

Net cash inflows from operating activities during the nine months ended September 30, 2017 were mainly attributable to a $75.1 million increase in deferred revenue associated with upfront payments received from our customers, a $36.6 million increase in accrued liabilities, and an $10.2 million increase in accounts payable. These cash inflows were partially offset by a $6.5 million increase in accounts receivable and a $4.6 million increase in prepaid expenses and other current assets. The increase in prepaid expenses and other current assets is due to an increase in prepaid taxes of $12.1 million, partially offset by amortization of prepaid expenses. Accrued liabilities and accounts payable as of September 30, 2017 included $8.8 million in Merger acquisition-related professional fees, including transaction, transition, and integration-related fees and expenses, and $11.2 million in retention-based bonus accruals related to our 2015 and 2016 acquisitions. Additionally, included in net cash inflows from operating activities were add-backs of non-cash charges, including $158.8 million for depreciation and amortization, $49.3 million for stock-based compensation expense, and $47.7 million benefit from deferred income taxes primarily attributable to the amortization of intangible assets which cannot be deducted for tax purposes.

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

Net cash used in investing activities for the nine months ended September 30, 2017 was primarily attributable to purchases of $23.3 million in property and equipment related to our internal IT infrastructure, data centers, and our offices, $21.9 million in intangible asset additions for capitalized costs related to internally developed computer software to be sold as a service which were incurred during the application development stage, and $19.2 million of net cash paid for acquisitions, including $43.4 million related to the Nanorep acquisition partially offset by $24.2 million of cash acquired from the Merger. These cash outflows were partially offset by $41.6 million in net proceeds from maturities and sales of marketable securities and $1.8 million for a decrease in restricted cash. In October 2017, we made a cash payment of $3.3 million of additional purchase price to Citrix for final adjustments related to defined targets for cash and cash equivalents and non-cash working capital pursuant to the terms of the merger agreement.

Cash Flows From Financing Activities

We have available a multi-currency credit facility with a syndicate of banks, financial institutions and other lending entities that provides for a secured revolving line of credit of up to $400 million, which may be increased by an additional $200 million subject to further commitment from the lenders. The credit facility matures on February 1, 2022 and includes certain financial covenants with which we must comply. We expect to use the credit facility for general corporate purposes, including the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital (see Note 12 to our Condensed Consolidated Financial Statements for additional details). As of September 30, 2017, we had no outstanding borrowings under the credit facility.

Net cash used in financing activities for the nine months ended September 30, 2016 related to the purchase of $22.8 million of treasury stock, the repayment of $22.5 million related to our credit facility, the payment of $13.4 million for payroll taxes related to vesting of restricted stock units and a dividend payment of $12.7 million. These payments were partially offset by $9.4 million in proceeds received from the issuance of common stock upon exercise of stock options.

Net cash used in financing activities for the nine months ended September 30, 2017 related to purchases of $51.1 million of treasury stock pursuant to our share repurchase program, dividend payments of $39.1 million, the payment of $32.2 million for payroll taxes related to vesting of restricted stock units, the repayment of $30.0 million of borrowings under our credit facility, and $2.0 million for payment of issuance costs associated with the Amended Credit Agreement. These payments were partially offset by $6.4 million in proceeds received from the issuance of common stock upon exercise of stock options.

Future Expectations

We believe that our current cash and cash equivalents, together with cash generated from operations and our credit facility, will be sufficient to meet our ongoing operations working capital and capital expenditure requirements, as well as our acquisition-related fees and expenses related to the Merger. As of September 30, 2017, accounts payable and accrued liabilities included $20.7 million of acquisition-related obligations primarily related to the Merger and our 2015, 2016 and 2017 acquisitions. While we expect to be able to fund our one-time costs using cash from operations and borrowings under existing credit sources, these costs will negatively impact our liquidity, cash flows and result of operations in the periods in which they are incurred.

We paid a $12.8 million special cash dividend to our stockholders in January 2017 in connection with the Merger. Additionally, on February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we intend to return to our stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. As part of this capital return plan, we intend to pay a quarterly cash dividend of $0.25 per share. In each of the second and third quarters, we paid a cash dividend of $0.25 per share. On October 26, 2017, our Board of Directors declared a $0.25 per share cash dividend to be paid on November 24, 2017 to stockholders of record as of November 8, 2017. Our Board of Directors will continue to review this capital return plan for potential modifications based on the Company’s financial performance, business outlook and other considerations. Our ability to repurchase our shares and/or pay dividends to our stockholders is subject to our having sufficient cash available and our maintaining compliance with our credit facility covenants as well as any potential tax restrictions which may be imposed on us related to the Merger.

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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows (in thousands, except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Non-GAAP Revenue	2016	2017	2016	2017
GAAP Revenue	$85,103	$269,267	$248,103	$713,750
Add Back:
Effect of acquisition accounting on fair value or acquired deferred revenue	—	6,856	—	30,427

Non-GAAP Revenue	$85,103	$276,123	$248,103	$744,177

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Non-GAAP Operating income	2016	2017	2016	2017
GAAP Income (loss) from operations	$(228)	$7,161	$2,425	$(26,728)
Add Back:
Stock-based compensation expense	8,999	18,765	27,327	49,255
Litigation-related expense	—	622	35	1,360
Acquisition-related costs and amortization	13,157	60,297	24,441	183,994
Effect of acquisition accounting on fair value of acquired deferred revenue	—	6,856	—	30,427
Less:
Effect of acquisition accounting on internally capitalized software development costs	—	(5,080)	—	(16,025)

Non-GAAP Operating income	$21,928	$88,621	$54,228	$222,283

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Adjusted EBITDA	2016	2017	2016	2017
GAAP Net income (loss)	$(657)	$9,920	$776	$6,202
Add Back:
Stock-based compensation expense	8,999	18,765	27,327	49,255
Litigation-related expense	—	622	35	1,360
Acquisition-related costs	10,645	10,455	16,884	51,391
Interest and other expense (income), net	338	(162)	1,224	191
Income tax expense (benefit)	91	(2,597)	425	(33,121)
Depreciation and amortization expense	5,372	60,175	16,076	158,761
Effect of acquisition accounting on fair value of acquired deferred revenue	—	6,856	—	30,427

Adjusted EBITDA	$24,788	$104,034	$62,747	$264,466

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Non-GAAP Net income	2016	2017	2016	2017
GAAP Net income (loss)	$(657)	$9,920	$776	$6,202
Add Back:
Stock-based compensation expense	8,999	18,765	27,327	49,255
Litigation-related expense	—	622	35	1,360
Acquisition-related costs and amortization	13,157	60,297	24,441	183,994
Effect of acquisition accounting on fair value of acquired deferred revenue	—	6,856	—	30,427
Less:
Effect of acquisition accounting on internally capitalized software development	—	(5,080)	—	(16,025)
Income tax effect of non-GAAP items	(6,738)	(29,235)	(16,017)	(100,525)

Non-GAAP Net income	$14,761	$62,145	$36,562	$154,688

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Non-GAAP Earnings per share	2016	2017	2016	2017
GAAP Diluted earnings (loss) per share	$(0.03)	$0.19	$0.03	$0.12
Add Back:
Stock-based compensation expense	0.34	0.35	1.05	0.97
Litigation-related expense	—	0.01	—	0.03
Acquisition-related costs and amortization	0.50	1.12	0.94	3.63
Effect of acquisition accounting on fair value of acquired deferred revenue	—	0.13	—	0.60
Less:
Effect of acquisition accounting on internally capitalized software development	—	(0.09)	—	(0.32)
Income tax effect of non-GAAP items	(0.25)	(0.55)	(0.61)	(1.98)

Non-GAAP Earnings per share	$0.56	$1.16	$1.41	$3.05

Shares used in computing diluted non-GAAP earnings per share	26,204	53,606	26,009	50,735

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)(1)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating and capital lease obligations	$123,781	$18,938	$37,573	$31,858	$35,412
Hosting service agreements	23,492	15,272	6,749	1,471	—

Total	$147,273	$34,210	$44,322	$33,329	$35,412

(1)	Excluded from the table above is $4.1 million related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.

As of September 30, 2017, we had letters of credit and bank guarantees of $8.9 million ($1.9 million of which is collateralized and is classified as restricted cash), primarily related to our corporate headquarters in Boston, Massachusetts.

New Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Polices” to the condensed consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as our non-U.S. sales are recorded by our subsidiaries located in Ireland, the United Kingdom, Australia and Brazil and as we incur significant operating expenses in our foreign subsidiaries including our Hungary, Germany and India research and development facilities and our sales and marketing operations in Ireland, the United Kingdom, Australia and India. For the nine months ended September 30, 2016 and 2017, 28% and 24%, respectively, of our revenue was derived from international customers and 21% and 20%, respectively, of our operating expenses occurred in our international subsidiaries.

Currently, our largest exposure to foreign currency exchange rate risk relates to the Euro, British Pound, Hungarian Forint, the Brazilian Real and the Israeli Shekel. To date, changes in foreign currency exchange rates have not had a material impact on our operations, and we estimate that a change of 10% or less in foreign currency exchange rates would not materially affect our operations.

As of September 30, 2017 we had outstanding forward contracts with notional amounts equivalent to the following (in thousands):

Currency Hedged	September 30, 2017
U.S. Dollar / Canadian Dollar	$401
Euro / U.S. Dollar	3,600
Euro / British Pound	2,011
Israeli Shekel / Hungarian Forint	7,850

Total	$13,862

We had net foreign currency losses of $0.2 million and $0.7 million for the three and nine months ended September 30, 2016, respectively, a net foreign currency gain of $47,000 for of the three months ended September 30, 2017 and a net foreign currency loss of $28,000 for the nine months ended September 30, 2017, included in other expense in the condensed consolidated statements of operations.

At September 30, 2017, cash and cash equivalents and short-term marketable securities totaled $276.0 million, of which $167.0 million was held in the United States and $109.0 million was held by our international subsidiaries. Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. Our consolidated cash balances were impacted favorably by $1.1 million and $7.1 million for the nine months ended September 30, 2016 and 2017, respectively, due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro.

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

Interest expense on borrowings under our credit facility is sensitive to changes in interest rates. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company. As of September 30, 2017, we did not have any borrowings outstanding under our variable-rate credit facility.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. On January 31, 2017, we completed our Merger with GetGo, pursuant to which we combined with Citrix’s GoTo Business. We are extending our oversight and monitoring processes that support our internal control over financial reporting to include these operations. We are continuing to integrate these acquired operations into our overall internal control over financial reporting process. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

For example, the new EEA-wide General Data Protection Regulation, or GDPR, entered into force in May 2016 and will become applicable on May 25, 2018, replacing the data protection laws of each EEA member state. The GDPR will implement more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements to erase an individual’s information upon request, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. It also significantly increases penalties for non-compliance, including where we act as a service provider (e.g. data processor). If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines, for example, of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR, or other liabilities, as well as negative publicity and a potential loss of business.

We are also subject to evolving EEA laws on data export, as we may transfer personal data from the EEA to other jurisdictions. We currently rely upon the EU-U.S. Privacy Shield Framework and Swiss Privacy Shield as a means for legitimizing the transfer of personally identifiable information from the EEA to the United States. However, there is currently litigation against this framework as well as litigation challenging other EU mechanisms for adequate data transfers (e.g. the standard contractual clauses), and it is uncertain whether the Privacy Shield framework and/or the standard contractual clauses will be similarly invalidated by the European courts. We rely on a mixture of mechanisms to transfer data to from the EEA to the U.S., and could be impacted by changes in law as a result of the current challenges to these mechanisms in the European courts which may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity which could have an adverse effect on our reputation and business.

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

On February 1, 2017, we entered into an amended and restated credit agreement with a syndicate of banks and our secured revolving credit facility was increased from $150 million to $400 million (which may be increased by an additional $200 million if the existing or additional lenders are willing to make such increased commitments) which is available through a newly extended date of February 1, 2022, at which time any amounts outstanding will be due and payable in full. At September 30, 2017, we did not have any outstanding borrowings under the credit facility. We may wish to borrow amounts under the facility in the future for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, and share repurchases, as well as for working capital.

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

Generally accepted accounting principles in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting principles or interpretations could have a significant effect on our reported financial results for subsequent periods and prior periods, if retrospectively adopted. Additionally, the adoption of new standards may potentially require enhancements or changes in our systems and may require significant time and cost on behalf of our financial management. The prescribed periods of adoption of new standards and other pending changes in accounting principles generally accepted in the United States, are further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Accounting Pronouncements.”

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

During the period from our initial public offering in July 2009 through October 23, 2017, our common stock has traded as high as $123.95 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

On February 23, 2017, our Board of Directors approved a three-year capital return plan. Pursuant to this plan, we intend to return to our stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. As part of this capital return plan, we intend to pay a quarterly cash dividend of $0.25 per share, subject to quarterly declarations by our Board of Directors. Any future declarations, amount and timing of any dividends and/or the amount and timing of such stock repurchases are subject to capital availability and determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders. Our ability to repurchase our shares and/or pay dividends to our stockholders is also subject to our maintaining compliance with our credit facility covenants as well as any potential tax restrictions which may be imposed on us related to the Merger. Our ability to pay dividends and/or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments, our dividend program and/or stock repurchases could have a negative effect on our stock price.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

We did not sell any unregistered securities in the nine months ended September 30, 2017.

(b)	Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the nine months ended September 30, 2017.

(c)	Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1, 2017 — July 31, 2017	62,495	$110.61	62,495	$650,315,959
August 1, 2017 — August 31, 2017	66,022	$114.14	66,022	$629,623,774	(2)
September 1, 2017 — September 30, 2017	63,101	$111.12	63,101	$622,612,250

Total	191,618	$111.99	191,618

(1)	On February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we intend to return to stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. Share repurchases under this plan are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. During the nine months ended September 30, 2017, we repurchased 471,206 shares of our common stock. This capital return plan terminated and replaced the $75 million share repurchase program previously approved by our Board of Directors on October 20, 2014.
(2)	This amount has been reduced by an additional $13.2 million which was used by the Company to pay a cash dividend of $0.25 per share on August 25, 2017 to stockholders of record as of August 9, 2017.

Item 6.	Exhibits

The exhibits listed in this Exhibit Index are filed (other than exhibits 32.1 and 32.2) as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGMEIN, INC.

Date: October 27, 2017	By:	/s/ William R. Wagner
William R. Wagner
President & Chief Executive Officer
(Principal Executive Officer)

Date: October 27, 2017	By:	/s/ Edward K. Herdiech
Edward K. Herdiech
Chief Financial Officer
(Principal Financial Officer)