Form 10-K
period 2017-12-31
LogMeIn, Inc.
filed 2018-02-20
CIK 1420302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Select Market on June 30, 2017 was $4,854,813,766.

As of February 15, 2018, the registrant had 52,431,012 shares of Common Stock, $0.01 par value per share, outstanding.

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

Overview

LogMeIn simplifies how people connect with each other and the world around them to drive meaningful interactions, deepen relationships, and create better outcomes for individuals and businesses. A market leader in communication and collaboration, identity and access, and customer engagement and support solutions, LogMeIn has millions of customers spanning virtually every country across the globe. LogMeIn is headquartered in Boston, Massachusetts with wholly-owned subsidiaries in North America, South America, Europe, Asia and Australia.

We incorporated under the laws of Bermuda as 3am Labs Ltd in February 2003. In August 2004, we completed a domestication in the State of Delaware under the name 3am Labs, Inc. We changed our name to LogMeIn, Inc. in March 2006. On January 31, 2017, we completed our acquisition of the GoTo family of service offerings, or the GoTo Business, from a wholly–owned subsidiary of Citrix Systems, Inc., or Citrix, via a Reverse Morris Trust transaction, which we refer to herein as the Merger. For additional information regarding the Merger, see Note 4 of our Notes to Consolidated Financial Statements. Our principal executive offices are located at 320 Summer Street, Boston, Massachusetts 02210. Our website address is www.LogMeInInc.com. We have included our website address in this report solely as an inactive textual reference.

We introduced our first cloud-based connectivity offering in 2004, which allowed users to securely connect to remote computer resources, including files, applications and the remote device itself. Used primarily by mobile professionals to work remotely and by IT service providers to remotely manage computers and servers, this remote access solution was designed to give users the flexibility to work and interact with their computer resources from any other Internet-connected computer. We have since used this scalable technical platform to expand the types of devices and data that can be accessed remotely, while introducing a variety of cloud-based offerings or applications built on this platform designed to address the needs of today’s collaboration, identity and access management, customer service, IT management and connected product markets.

We offer both free and fee-based, or premium, subscription software services. Sales of our premium services are generated through online search, word-of-mouth referrals, web-based advertising, off-line advertising, broadcast advertising, public relations, the conversion of free users and expiring free trials to paid subscriptions and direct marketing to new and existing customers.

We derive our revenue principally from subscription fees from our customers, who range from multinational enterprises to small and medium businesses, or SMBs, and individual consumers, and, to a lesser extent, from the delivery of professional services primarily related to our customer engagement and support businesses. Our revenue is driven primarily by the number and type of our premium services for which our paying customers subscribe. During the fiscal years ended December 31, 2015, 2016 and 2017, we generated revenues of $271.6 million, $336.1 million and $989.8 million, respectively.

Our Market Opportunity

Our cloud-based connectivity services allow our users to work remotely, secure online or cloud-based services, support and manage remote computers and other Internet-enabled devices and collaborate with other users. We believe our services benefit users in the following ways:

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

•

Improved security and better adoption of password best practices.    Enterprise and business versions of our identity and access management services provide IT staff, line-of-business managers and small business owners with the ability to better protect themselves against the most common online security threats. Our web and desktop password management services can be provisioned for all employees, providing both a productivity benefit to employees who manage numerous passwords for the web and cloud applications needed to do their jobs, while also ensuring that passwords used for these services are securely stored, appropriately complex, unique to each application and changed automatically at regular intervals. Users of our identity and access management services can also further augment these password best practices by enforcing secondary authentication requirements, such as two-factor authentication, which requires authorization from both a desktop web browser and a mobile application before accessing sensitive applications and data.

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

•

Higher quality leads, related sales pipeline and conversion rates.    Our communications and collaboration offerings, as well as other select service cloud offerings are used by inside sales teams, customer service teams and digital marketing teams to generate sales leads, remotely engage prospective buyers, and visually demonstrate products and services in an effort to create sales opportunities, advance sales cycles and boost overall online visit to purchase conversion rates.

Our Business Strengths

We believe that the following strengths differentiate us from our competitors and are key to our success:

•

Large established user community.      We have more than two million customers and millions of free users worldwide, with products used in virtually every country around the globe. These users drive awareness of our services through personal recommendations, blogs, social media and other online communication methods and provide us with a significant audience to which we can market and sell premium services.

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

•

High recurring revenue and high transaction volumes.     We sell our premium services on a subscription basis, which provides greater levels of recurring revenues and predictability compared to traditional perpetual license-based business models. We believe that our high volume of new and renewed subscriptions at low transaction prices increases the predictability of our revenues compared to perpetual licensed-based software businesses.

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

•

Pursue strategic acquisitions.     Strategic acquisitions remain a key growth strategy for our business and we believe we have the scale needed to further expand the range of acquisition opportunities we are able to pursue. We plan to continue to pursue acquisitions that complement our existing business, represent a strong strategic fit and are consistent with our overall growth strategy. We also plan to target future acquisitions to expand or add functionality and capabilities to our existing portfolio of services, as well as add new services to our portfolio.

•

Expand internationally.     We have more than two million customers and millions of free users worldwide, with products used in virtually every country around the globe. We continue to believe there is a significant opportunity to increase our sales internationally. We intend to continue to invest in and expand our international sales and marketing activities to take advantage of this opportunity.

•

Continue to build our user community.     We grow our community of users by offering popular free services and through paid advertising that targets prospective customers who are seeking cloud connectivity services. This strategy improves the effectiveness of our online advertising by increasing our response rates when people seeking remote access, collaboration, customer engagement and identity and access management conduct online searches. In addition, our large and growing community of users drives awareness of our services and increases referrals of potential customers and users.

Our Services

Our core cloud-based services can generally be categorized into three business lines based on customer needs and respective use cases:

Communications and Collaboration.     Our communication and collaboration services are designed to deliver simpler, more intelligent ways for people to meet, market and train, that deepen relationships and enable users to achieve amazing outcomes. These individual services are as follows:

GoToMeeting is our secure and cost-effective product for online meetings, sales demonstrations and collaborative gatherings. Largely targeted at small and medium enterprises, GoToMeeting gives users the ability to easily host or participate in online meetings from the GoToMeeting web site, mobile apps or executable customer software. GoToMeeting comes equipped with integrated conference dial-in numbers, Voice over Internet Protocol, or VoIP, and HDFaces high-definition video conferencing. It features an advanced, secure communication architecture that uses industry-standard Transport Layer Security, or TLS, encryption.

GoToTraining is an easy-to-use, secure online training product that enables individuals and enterprises to provide interactive training sessions to customers and employees in any location. GoToTraining users can easily create curriculums for their students from a Mac, PC or mobile device without significant training or IT support; attendees can join from a Mac, PC, iOS or Android device. GoToTraining includes features such as full-service registration with real-time reports, materials, automated email templates, polling and survey capabilities as well as testing and high-definition webcam sharing for up to six participants and VoIP and toll-based phone options.

GoToConference allows users to configure a video and audio conferencing solution in their physical conference or huddle rooms. GoToConference provides our customers with an onboarding kit including all the necessary hardware and software, a license to the service which allows for “meet now” functionality or the ability to attend or start a GoToMeeting session or share local content and obtain technical support.

GoToWebinar is an easy-to-use, do-it-yourself webinar product, allowing organizations to increase market reach and effectively present online to geographically dispersed audiences. GoToWebinar users can easily host, attend or participate in a webinar session from a Mac, PC or mobile device without significant training or IT support; attendees can join from a Mac, PC, iOS or Android device. GoToWebinar includes features such as full-service registration with real-time reports, customized branding, automated email templates, polling and survey capabilities, a webinar dashboard for monitoring attendance and participation, easy presenter controls for changing presenters and high-definition webcam sharing for up to six organizers and panelists and VoIP and toll-based phone options.

join.me, join.me pro and join.me business are our lightweight free and premium online meeting and screen sharing services. Each of the join.me offerings give users the ability to quickly host ad hoc and scheduled online meetings with other people. These services can be initiated through a visit to the https://join.me website, through a small downloadable desktop application or through mobile applications. The free version of join.me provides users with access to basic online meeting and collaboration tools such as file sharing, use of a dedicated VoIP conference line, video conferencing, mobile whiteboards, remote control and in-meeting chat. Users who upgrade to join.me pro receive access to additional key features such as presenter swap, a scheduling tool, Google Calendar and Microsoft Outlook plugins, the ability to record and recap meetings, on-screen annotation tools and detailed session reporting. Users and businesses who upgrade to join.me business receive additional account management, policy control and provisioning capabilities, as well as Salesforce.com integration.

OpenVoice is a reservation-less audio conferencing service, providing robust account tools that allows user provisioning and audio meeting controls for users to manage small and large audio conferences without operator assistance. OpenVoice integrates seamlessly with join.me, GoToMeeting, GoToTraining and GoToWebinar, adding a toll-free number to online sessions.

Grasshopper is a provider of telephony solutions for small businesses designed to allow organizations to establish professional voice presence (e.g., Interactive Voice Response, or IVR, routing, voicemail, etc.) without costly hardware investments. Grasshopper provides users with toll free or local numbers and enables employees to use their personal devices to make and receive calls from their business line via a mobile app.

Customer Engagement and Support.     Our customer engagement and support services empower external customer service and support organizations, online retail and web-based businesses, as well as IT outsourcers and internal IT departments to provide more human and intelligent ways to deliver customer engagement and support that leads to improved satisfaction, engagement and productivity:

Bold360 and BoldChat are our live chat and omni-channel engagement services that help customer service staff, ranging from sales to pre-and-post sales support, to directly engage and provide assistance to visitors of their organization’s website. Key features include real-time visitor monitoring, co-browsing, detailed reporting on chat activity and its overall effectiveness, the ability to define rules that automatically trigger the initiation of a chat window, the ability to route and distribute chats to improve efficiency and the ability to monitor and manage customer conversations on Twitter, email and via SMS messages. Our BoldChat service offerings range from a basic free offering to a fully-featured enterprise offering, with multiple pricing tiers based on the number of users and desired features. Our Bold360 offering provides users with valuable built-in integrations and open APIs to allow our customers to streamline operations with all of their systems working together.

Bold360 ai is an automated customer service, help-desk and CRM platform that uses automation, bots, machine learning and user interface to build and maintain a knowledge base, or KB, and make it available to support agents, employees and end-users across multiple platforms. Bold360 ai consists of the following capabilities and functionality: (i) an intelligent virtual customer service solution that captures a company’s knowledge in the form of replies to contextual or personalized inquiries, decision trees, and KB articles, and maintains the content; (ii) a customer or employee engagement tool that captures inquiries and matches them with KB answers; (iii) an intelligent KB that collects inquiries and learns answers, which are then contributed back to the KB; (iv) a publishing tool that monitors answers to incoming tickets and publishes them to the KB so the information is available broadly to authorized agents – such content can be viewed, approved, added, edited or deleted manually; (v) a customer service queue management tool that utilizes a learning algorithm, intents repository, and structured rule settings; and (vi) analytics that provide insight and optimization opportunities.

GoToAssist, GoToAssist Corporate and GoToAssist Seeit provide easy-to-use cloud-based remote support solutions designed to help IT professionals and IT helpdesks remotely troubleshoot and fix computers, mobile devices and apps. GoToAssist’s integrated toolset is built specifically for IT managers, consultants and managed service providers. GoToAssist Corporate extends these capabilities to address professional IT helpdesks and customer support organizations to instantly and securely connect to customers and provide live remote assistance using two-way screen-sharing, integrated chat and mouse and keyboard control to resolve technical issues. GoToAssist Seeit enables individuals and support organizations to instantly and securely connect to a live stream of an individual’s mobile device camera allowing the individual to physically show the technician any support issue that requires resolution.

LogMeIn Rescue is our professional grade remote support and customer care service, which is used by helpdesk professionals and large customer care organizations to provide remote support via the Internet, without the need of pre-installed software. Using LogMeIn Rescue, support and customer service professionals can communicate with end users through an Internet chat window while diagnosing and repairing PC, server, mobile device and kiosk problems. If given permission by the user, the support professional can access, view or even take control of the end user’s device to take necessary support actions and to train the end user on the use of software and operating system applications. LogMeIn Rescue+Mobile is an add-on of LogMeIn Rescue’s web-based remote support service that allows customer care technicians and IT professionals to remotely access and support iOS, Android and Blackberry smartphones and tablets. A complementary and optional offering with any LogMeIn Rescue license, Rescue Lens extends this remote support paradigm to virtually any product — not just computers and smartphones — by enabling end users to utilize the cameras on their personal smartphone or tablet to stream live video back to support professionals.

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

GoToMyPC enables mobile workstyles by providing secure, remote access to a PC or Mac from virtually any Internet-connected computer, as well as from supported iOS or Android mobile devices, such as an iPad, iPhone, Kindle Fire and Samsung Galaxy. GoToMyPC sets up easily with a secure encrypted connection and enables individuals to remotely use any resources hosted on their desktop just as though they were sitting in front of it.

LogMeIn Pro is our premium remote access service that provides secure access to a remote computer’s cloud and/or locally stored files or other Internet-connected devices such as point-of-sale systems or kiosks, from any other Internet-connected computer or iOS or Android-based smartphones or tablets. Once a LogMeIn Pro host is installed on a device, a user can quickly and easily access that device’s desktop, files, applications and network resources remotely from their other Internet-enabled devices. LogMeIn Pro can be rapidly deployed and installed without the need for IT expertise. Users typically engage in a free trial prior to purchase.

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

Sales and Marketing

Our sales and marketing efforts are designed to attract prospective customers to our website, drive use of our free services or enroll them in free trials of our services and convert them to, and retain them as, paying customers. We expend sales and marketing resources through a combination of paid and unpaid sources. We also invest in public relations to broaden the general awareness of our services and to highlight the quality and reliability of our services for specific audiences. We are constantly seeking and employing new methods to reach more users and to convert them to paid subscribers. For the years ended December 31, 2015, 2016 and 2017, we spent $138.9 million, $162.8 million and $347.0 million, respectively, on sales and marketing.

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

International Sales.     We currently have sales teams located in Ireland, the United Kingdom, Germany, India and Australia focusing on international sales. In the years ended December 31, 2015, 2016 and 2017, we generated approximately 30%, 29% and 24%, respectively, of our revenue from customers outside of the United States. As of December 31, 2015, 2016 and 2017, approximately 25%, 29% and 15% of our long-lived assets were located outside of the United States.

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

Gravity is physically hosted in geographically diverse third-party co-location facilities located in the United States, United Kingdom, Germany, India and Australia. Our goal is to maintain sufficient excess capacity such that any one of the data centers could fail and the remaining data centers could handle the service load without extensive disruption to our services. During the twelve months ended December 31, 2017, our Gravity service was available 99.98% of the time.

Research and Development.     We have made and intend to continue making significant investments in research and development in order to continue to improve the efficiency of our service delivery platform, improve our existing services and bring new services to market. Our primary engineering organizations are in Hungary, Germany, India, and the United States. As of December 31, 2017, approximately 37% of our employees worked in research and development. Research and development expenses totaled $42.6 million, $57.2 million and $156.7 million in the years ended December 31, 2015, 2016 and 2017, respectively.

Intellectual Property.      We rely on a combination of copyright, trade secret, trademark, patent and other rights in the United States and other jurisdictions, as well as confidentiality procedures and contractual provisions to protect our proprietary technology, processes and other intellectual property. As of December 31, 2017, our patent portfolio consists of 173 issued patents with an additional 107 patent applications pending.

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

“LogMeIn” is a registered trademark in the United States, Canada, Australia and the European Union. We also hold a number of other trademarks and service marks identifying certain of our services and features of our services. We also have a number of trademark applications pending.

Competition

The markets in which we compete are constantly evolving and we expect to face additional competition in the future. We believe that the key competitive factors in these markets include:

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

We believe that our large user base, efficient customer acquisition model and low service delivery costs enable us to compete effectively against services offered by some of our largest competitors, which include Adobe Connect, Amazon, Cisco Systems’ WebEx division, Google and Microsoft Skype. Our audio services also compete with solutions from AT&T, BT, Intercall, PGi, RingCentral, Verizon and Vonage. Certain of our services also compete with current or potential services offered by companies like AgileBits, Apple, BlueJeans Networks, Box, Dashlane, Dropbox, GFI, IBM, KeePass, LivePerson, OKTA, Oracle, Splashtop, TeamViewer and Zoom Video Communications.

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

Employees

As of December 31, 2017, we had 2,760 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Segments

We have determined that we have one operating segment. For more information about our segments, see Note 2 to our Consolidated Financial Statements.

ITEM 1A.	RISK FACTORS

Our business is subject to numerous risks. We caution you that the following important factors, among others, could cause our actual results to differ materially from those expressed in forward-looking statements made by us or on our behalf in filings with the SEC, press releases, communications with investors and oral statements. Any or all of our forward-looking statements in this Annual Report on Form 10-K and in any other public statements we make may turn out to be wrong. They can be affected by inaccurate assumptions we might make or by known or unknown risks and uncertainties. Many factors mentioned in the discussion below will be important in determining future results. Consequently, no forward-looking statement can be guaranteed. Actual future results may differ materially from those anticipated in forward looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. You are advised, however, to consult any further disclosure we make in our reports filed with the SEC.

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

The integration of the GoTo Business presents significant challenges.

On January 31, 2017, we completed our acquisition of the GoTo family of service offerings, or the GoTo Business, from a wholly–owned subsidiary of Citrix Systems, Inc., or Citrix, via a Reverse Morris Trust transaction, which we refer to herein as the Merger.

In connection with the Merger, there is a significant degree of difficulty inherent in the process of integrating the GoTo Business with our company. These difficulties include:

•	the integration of the GoTo Business with our current businesses while carrying on the ongoing operations of all businesses;

•	managing a significantly larger company than before the consummation of the Merger;

•	coordinating geographically separate organizations;

•	integrating the business cultures of both companies, which may prove to be incompatible;

•	creating uniform standards, controls, procedures, policies and information systems and controlling the costs associated with such matters;

•	integrating certain information technology, purchasing, accounting, finance, sales, billing, human resources, payroll and regulatory compliance systems; and

•	the potential difficulty in retaining key officers and personnel.

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

Depending upon the facts and circumstances, we may be obligated to indemnify Citrix for certain taxes and certain tax-related losses.

In connection with the Merger, Citrix distributed shares of its GoTo subsidiary to Citrix stockholders on a pro rata basis, which we refer to as the Distribution. The U.S. federal income tax consequences of the Distribution and Merger to Citrix and Citrix stockholders depend upon whether the contribution of specified assets and liabilities of the GoTo Business, which we refer to herein as the Contribution and the Distribution, taken together, qualify as a reorganization under Sections 368(a) and 355 of the Internal Revenue Code of 1986, as amended, or the Code, and the Merger qualifies as a reorganization under Section 368(a) of the Code, in each case based on the applicable facts and circumstances that existed on the date of the Distribution and the Merger. If each of the Distribution and Merger so qualify, then (i) Citrix stockholders will generally not recognize any gain or loss for U.S. federal income tax purposes as a result of the Distribution or the Merger, except for any gain or loss attributable to the receipt of cash in lieu of fractional shares of our common stock, and (ii) except for taxable income or gain possibly arising as a result of certain internal reorganization transactions undertaken prior to or in anticipation of the Distribution, Citrix will not recognize any gain or loss. Citrix received a tax opinion in connection with the Contribution and Distribution, which we refer to as the Distribution Tax Opinion, that provides in part that the Contribution and Distribution, taken together, qualify as a reorganization under Sections 368(a)(1)(D) and 355 of the Code. LogMeIn and Citrix have received opinions from our respective outside legal counsel that provide in part that the Merger qualifies as a reorganization under Section 368(a) of the Code. These opinions are not binding on the Internal Revenue Service, or the IRS, or the courts, and the IRS or the courts may not agree with the conclusions reached in these opinions. There can be no assurance that the IRS will not successfully assert that either or both of the Distribution and the Merger are taxable transactions, and that a court will not sustain such assertion, which could result in tax being incurred by Citrix stockholders and Citrix.

Even if the Contribution and Distribution, taken together, otherwise qualify as a reorganization under Sections 368(a) and 355 of the Code, the Distribution will nonetheless be taxable to Citrix (but not to Citrix stockholders) pursuant to Section 355(e) of the Code if 50% or more of the stock of either Citrix or LogMeIn is acquired, directly or indirectly (taking into account our stock acquired by Citrix stockholders in the Merger), as part of a plan or series of related transactions that includes the Distribution. In that regard, because Citrix stockholders owned more than 50% of our stock immediately following the Merger, the Merger standing alone will not cause the Distribution to be taxable under Section 355(e) of the Code, and the Distribution Tax Opinion so provided. However, if the IRS were to determine that other acquisitions of Citrix stock or our stock are part of a plan or series of related transactions that includes the Distribution, such determination could result in the recognition of gain by Citrix (but not by Citrix stockholders) for U.S. federal income tax purposes, and the amount of taxes on such gain would likely be substantial.

Under the Amended and Restated Tax Matters Agreement that we entered into with Citrix in connection with the Merger, which we refer to as the Tax Matters Agreement, which provides for, among other things, the allocation between Citrix, on the one hand, and LogMeIn, on the other hand, of certain tax assets and liabilities, LogMeIn may be obligated, in certain cases, to indemnify Citrix against taxes and certain tax-related losses on the Distribution that arise as a result of LogMeIn’s actions, or failure to act. Any such indemnification obligation would be substantial and would likely have a material adverse effect on us. In addition, even if we are not responsible for tax liabilities of Citrix under the Tax Matters Agreement, LogMeIn nonetheless could be liable under applicable law for such liabilities if Citrix were to pay such taxes.

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

The Tax Matters Agreement generally restricts us from taking certain actions after the Merger that may adversely affect the intended U.S. federal income tax treatment of the Merger and certain related transactions consummated in connection with Citrix’s internal reorganization. Failure to adhere to these restrictions, including in certain circumstances that may be outside of our control, could result in tax being imposed on Citrix for which we could bear responsibility and for which we could be obligated to indemnify Citrix. In addition, even if we are not responsible for tax liabilities of Citrix under the Tax Matters Agreement, we nonetheless could be liable under applicable tax law for such liabilities if Citrix were to fail to pay such taxes. Because of these provisions in the Tax Matters Agreement, we are restricted from taking certain actions, particularly for the two years following the Merger, including (among other things) the ability to freely issue stock, to make acquisitions and to raise additional equity capital. These restrictions could have a material adverse effect on our liquidity and financial condition, and otherwise could impair our ability to implement strategic initiatives. Also, our indemnity obligation to Citrix might discourage, delay or prevent a change of control that our stockholders may consider favorable.

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

We believe that building and maintaining a strong brand identity plays an important role in attracting and retaining subscribers to our services, who may have other options from which to obtain their remote connectivity serv-

ices. In order to build a strong brand, we believe that we must continue to offer innovative remote connectivity services that our subscribers value and enjoy using, and also market and promote those services through effective marketing campaigns, promotions and communications with our user base. From time to time, subscribers may express dissatisfaction with our services or react negatively to our strategic business decisions, such as changes that we make in pricing, features or service offerings, including the discontinuance of our free services. To the extent that user dissatisfaction with our services or strategic business decisions is widespread or not adequately addressed, our overall brand identity may suffer and, as a result, our ability to attract and retain subscribers may be adversely affected, which could adversely affect our operating results.

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

Many of our services directly compete with large, established competitors such as WebEx (a division of Cisco Systems), and certain of our services also compete with current or potential services offered by companies like Adobe, AgileBits, Amazon, Apple, BlueJeans Networks, Box, Dashlane, Dropbox, GFI, Google, IBM, KeePass, LivePerson, Microsoft, OKTA, Oracle, PTC, Splashtop, TeamViewer and Zoom Video Communications. Our audio services also compete with solutions from AT&T, BT, InterCall, PGi, RingCentral, Verizon and Vonage. Many of our actual and potential competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied services and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships, access to larger customer bases and have major distribution agreements with consultants, system integrators and resellers.

If we are unable to compete effectively for any of these reasons, our operating results will be harmed.

We may not be able to capitalize on potential emerging market opportunities and new services that we introduce may not generate the revenue and earnings we anticipated, which may adversely affect our business.

Our business strategy involves identifying emerging market opportunities which we can capitalize on by successfully developing and introducing new services designed to address those market opportunities. We have made and expect to continue to make significant investments in research and development in an effort to capitalize on potential emerging market opportunities that we have identified. Emerging markets and opportunities often take time to fully develop, and they attract a significant number of competitors. If the emerging markets we have targeted ultimately fail to materialize as we or others have anticipated or if potential customers choose to adopt solutions offered by our competitors rather than our own solutions, we may not be able to generate the revenue and earnings we anticipated, and our business and results of operations would be adversely affected.

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

We have a credit agreement with a syndicate of banks pursuant to which we have a $400 million secured revolving credit facility which is available to us through February 1, 2022, at which time any amounts outstanding will be due and payable in full. At December 31, 2017, we did not have any outstanding borrowings under the credit facility. We may wish to borrow amounts under the facility in the future for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, and share repurchases, as well as for working capital.

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

We currently maintain offices and have sales personnel outside of the United States and are expanding our international operations. Our international expansion efforts may not be successful. In addition, conducting international operations subjects us to new risks than we have generally faced in the United States. These risks include:

•	localization of our services, including translation into foreign languages and adaptation for local practices and regulatory requirements;

•	lack of familiarity with and unexpected changes in foreign regulatory requirements;

•	longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

•	difficulties in managing and staffing international operations;

•	fluctuations in currency exchange rates;

•	potentially adverse tax consequences, including the complexities of foreign value-added or other tax systems;

•	dependence on certain third parties, including channel partners with whom we do not have extensive experience;

•	the burdens of complying with a wide variety of foreign laws and legal standards;

•	increased financial accounting and reporting burdens and complexities;

•	political, social and economic instability abroad, terrorist attacks and security concerns in general; and

•	reduced or varied protection for intellectual property rights in some countries.

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

Given our levels of share-based compensation, our effective tax rate may vary significantly depending on our stock price.

The tax effects of the accounting for share-based awards may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based awards vested or expired in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in 2017, excess tax benefits recognized from share-based awards resulted in a benefit from income taxes of $16.0 million. In future periods in which our stock price is lower than the grant price of the share-based awards vested or expired in that period, our effective tax rate may increase. The amount and value of share-based awards vested or expired relative to our earnings in a period will also affect the magnitude of the impact of share-based awards on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

Uncertainties in the interpretation and application of the Tax Cuts and Jobs Act of 2017 could materially affect our tax obligations and effective tax rate.

The Tax Cuts and Jobs Act of 2017 was enacted on December 22, 2017 and has affected U.S. tax law by changing U.S. federal income taxation of U.S. corporations, including by reducing the U.S. corporate income tax rate, limiting interest deductions, permitting immediate expensing of certain capital expenditures, adopting elements of a territorial tax system, imposing a one-time transition tax, or repatriation tax, on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. The U.S. Department of Treasury has broad authority to issue regulations and interpretative guidance that may significantly impact how we will apply the law and impact our results of operations in the period issued.

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

During the period from our initial public offering in July 2009 through February 15, 2018, our common stock has traded as high as $134.80 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the success or failure of the Merger as well as our ability to realize the anticipated growth opportunities and other financial and operating benefits as a result of the Merger;

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	fluctuations in our recorded revenue, even during periods of significant sales order activity;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our services to achieve or maintain market acceptance;

•	changes in market valuations of companies perceived to be similar to us;

•	announcements regarding changes to our current or planned products or services;

•	success of competitive companies, products or services;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant new services, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

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

There can be no assurance that we will continue to pay dividends or repurchase stock.

On February 23, 2017, our Board of Directors approved a three-year capital return plan. Pursuant to this plan, we intend to return up to $700 million to our stockholders through a combination of share repurchases and dividends. As part of this capital return plan, we intend to pay a quarterly cash dividend, subject to quarterly declarations by our Board of Directors. Any future declarations, amount and timing of any dividends and/or the amount and timing of any stock repurchases are subject to capital availability and determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders. Our ability to repurchase our shares and/or pay dividends to our stockholders is also subject to our maintaining compliance with our credit facility covenants as well as any potential tax restrictions which may be imposed on us related to the Merger. Our ability to pay dividends and/or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments, our dividend program and/or stock repurchases could have a negative effect on our stock price.

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

As of December 31, 2017, our principal facilities consist of owned and leased office space to house our development, sales and marketing, customer support, and administrative personnel. Our principle facilities include our corporate headquarters, which consists of 220,000 square feet of leased office space located in Boston, Massachusetts, as well as additional office space in Goleta, California which consists of 160,000 square feet of owned space and 76,000 square feet of leased space. We also lease space in third-party facilities from which we operate our data centers, which are located in the United States, the United Kingdom, Germany, the Netherlands, India and Australia.

	Approximate Square Footage
	Owned	Leased
	(In thousands)
North America	160	407
EMEA (Europe, Middle East)	—	164
Asia-Pacific	—	58

	160	629

We believe our facilities are sufficient to support our needs and that additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3.	LEGAL PROCEEDINGS

On September 2, 2016, Meetrix IP, LLC, or Meetrix, filed a complaint against us in the U.S. District Court for the Western District of Texas (Case No. 1:16-cv-1034). The complaint, which was served upon us on September 22, 2016, alleged that our join.me service infringed upon U.S. Patent Nos. 9,253,332, 9,094,525 and 8,339,997, each of which are allegedly owned by Meetrix and which Meetrix asserts relate to audio-video conferencing collaboration. On the same date, Meetrix also filed a complaint against Citrix in the same jurisdiction (Case No. 1:16-cv-1033-LY) alleging that the GoToMeeting service, which has since been acquired by us as part of the Merger, also infringes upon U.S. Patent Nos. 9,253,332, 9,094,525 and 8,339,997. On April 17, 2017, Meetrix also alleged that the GoToTraining and GoToWebinar services, which also have been acquired by us, infringe upon the three patents. Both complaints sought monetary damages in an unspecified amount, attorneys’ fees and costs, and additional relief as is deemed appropriate by the court. On February 5, 2018, we entered into a Settlement and License Agreement with Meetrix which granted us a fully paid license covering the patents at issue. In connection with the Settlement and License Agreement, we agreed to pay Meetrix a one-time licensing fee. The parties moved to dismiss the case on February 8, 2018 and the case was dismissed by the court on February 12, 2018.

In February 2006, ‘01 Communiqué, or ‘01, filed a patent infringement lawsuit against Citrix and Citrix Online, LLC in the United States District Court for the Northern District of Ohio (Case No. 1:06-cv-253), claiming that certain GoTo remote access service offerings, which have since been acquired by us as part of the Merger, infringed U.S. Patent No. 6,928,479, or the ‘479 Patent, which is allegedly owned by ‘01. In January 2016, an Ohio jury rendered a verdict that the GoTo services had not infringed the ‘479 Patent. The District Court affirmed the jury’s findings and denied ‘01’s request for a new trial. In March 2017, ’01 initiated an appeal of this ruling and a hearing was held on February 8, 2018 at the United States Court of Appeals for the Federal Circuit. We are awaiting a judgment from the Federal Circuit.

We are from time-to-time subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on our consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’ S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Certain Information Regarding the Trading of Our Common Stock

Our common stock began trading under the symbol “LOGM” on the NASDAQ Global Select Market on July 1, 2009. Prior to that date, there was no established public trading market for our common stock. The following table sets forth, for the periods indicated, the high and low sale price per share of our common stock on the NASDAQ Global Select Market:

	High	Low
2016
First Quarter	$65.94	$35.00
Second Quarter	$65.90	$47.36
Third Quarter	$94.42	$59.06
Fourth Quarter	$110.10	$86.22
2017
First Quarter	$110.00	$90.35
Second Quarter	$123.95	$95.60
Third Quarter	$121.25	$103.00
Fourth Quarter	$129.51	$109.05

Holders of Our Common Stock

As of February 15, 2018, there were 460 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name. While we are unable to estimate the actual number of beneficial holders of our common stock, we believe the number of beneficial holders is substantially higher than the number of holders of record of shares of our common stock.

Dividends

Prior to July 26, 2016, we had never declared or paid dividends on our common stock. In connection with the Merger, we declared and paid three special cash dividends of $0.50 per share of the Company’s common stock. The first and second cash dividends were declared by our Board of Directors and paid to our stockholders in 2016. The third cash dividend was declared by our Board of Directors and paid to our stockholders in January 2017.

On February 23, 2017, our Board of Directors approved a three-year capital return plan. Pursuant to this plan, we intend to return up to $700 million to stockholders through a combination of share repurchases and quarterly cash dividends. During the year ended December 31, 2017, we paid three cash dividends of $0.25 per share in the second, third and fourth quarters. On February 1, 2018, our Board of Directors declared a $0.30 per share cash dividend to be paid on February 28, 2018 to stockholders of record as of February 12, 2018. Our Board of Directors will continue to review this capital return plan for potential modifications based on our financial performance, business outlook and other considerations. Additionally, our credit facility contains certain financial and operating covenants that may restrict our ability to pay dividends in the future.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

(a) Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2017.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(1)
October 1, 2017 — October 31, 2017	51,732	$117.48	51,732	$616,534,846
November 1, 2017 — November 30, 2017	48,853	$118.43	48,853	$597,592,906	(2)
December 1, 2017 — December 31, 2017	54,363	$115.73	54,363	$591,301,767

Total	154,948	$117.16	154,948

(1)	On February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we intend to return up to $700 million to stockholders through a combination of share repurchases and dividends. Share repurchases under this plan are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. During the year ended December 31, 2017, we repurchased 626,154 shares of our common stock. The capital return plan terminated and replaced the $75 million share repurchase program previously approved by our Board of Directors on October 20, 2014.
(2)	This amount has been reduced by an additional $13.2 million which was used to pay a cash dividend of $0.25 per share on November 24, 2017 to stockholders of record as of November 8, 2017.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on our common stock for the period from December 31, 2012 through December 31, 2017 against the cumulative total return of the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. The comparison assumes $100.00 was invested in our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index and assumes reinvestment of dividends, if any. The stock performance on the graph below is not necessarily indicative of future price performance.

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

	Years Ended December 31,
	2013	2014	2015	2016	2017
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$166,258	$221,956	$271,600	$336,068	$989,786
Cost of revenue(1)	18,816	28,732	35,458	45,501	203,203

Gross profit	147,442	193,224	236,142	290,567	786,583

Operating expenses:
Research and development(1)	29,023	33,516	42,597	57,193	156,731
Sales and marketing(1)	88,794	119,508	138,946	162,811	346,961
General and administrative(1)	29,181	30,526	33,034	60,693	160,366
Legal settlements	1,688	—	3,600	—	—
Amortization of acquired intangibles	682	987	1,916	5,457	134,342

Total operating expenses	149,368	184,537	220,093	286,154	798,400

Income (loss) from operations	(1,926)	8,687	16,049	4,413	(11,817)
Interest income	549	604	654	698	1,389
Interest expense	(2)	(2)	(574)	(1,403)	(1,408)
Other income (expense), net	(89)	105	1,389	(500)	(141)

Income (loss) before income taxes	(1,468)	9,394	17,518	3,208	(11,977)
(Provision for) benefit from income taxes	(6,214)	(1,439)	(2,960)	(570)	111,500

Net income (loss)	$(7,682)	$7,955	$14,558	$2,638	$99,523

Net income (loss) per share:
Basic	$(0.32)	$0.33	$0.59	$0.10	$1.97
Diluted	$(0.32)	$0.31	$0.56	$0.10	$1.93
Weighted average shares outstanding:
Basic	24,351	24,385	24,826	25,305	50,433
Diluted	24,351	25,386	25,780	26,164	51,463
Cash dividends declared and paid per share	$—	$—	$—	$1.00	$1.25

(1)	Includes stock-based compensation expense and intangible amortization expense as indicated in the following table:

	Years Ended December 31,
	2013	2014	2015	2016	2017
	(In thousands)
Cost of revenue:
Stock-based compensation	$706	$1,107	$1,560	$2,289	$5,222
Intangible amortization	1,820	3,959	4,151	6,382	57,216
Research and development:
Stock-based compensation	3,761	3,653	5,188	6,201	22,103
Sales and marketing:
Stock-based compensation	7,242	9,033	11,090	16,181	16,155
General and administrative:
Stock-based compensation	8,005	10,976	8,661	13,679	23,812

	As of December 31,
	2013	2014	2015	2016	2017
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term marketable securities	$189,556	$201,169	$208,427	$196,466	$252,402
Total assets	279,613	317,849	455,699	443,293	3,858,108
Deferred revenue, including long-term portion	85,163	105,250	136,989	162,253	347,305
Long-term debt	—	—	60,000	30,000	—
Total liabilities	112,274	144,005	247,888	247,177	694,367
Total equity	167,339	173,844	207,811	196,116	3,163,741

ITEM 7.	MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

LogMeIn simplifies how people connect with each other and the world around them to drive meaningful interactions, deepen relationships, and create better outcomes for individuals and businesses. A market leader in communication and collaboration, identity and access, and customer engagement and support solutions, LogMeIn has millions of customers spanning virtually every country across the globe. LogMeIn is headquartered in Boston, Massachusetts with additional locations around the world.

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

On January 31, 2017, we completed our Merger with a wholly-owned subsidiary of Citrix, pursuant to which we combined with Citrix’s GoTo family of service offerings known as the GoTo Business. Following the completion of the Merger, LogMeIn’s revenue has grown from $336.1 million in fiscal 2016 to over $1 billion on an annualized basis in fiscal 2017 and we added over 1,600 employees (2,760 as of December 31, 2017, compared to 1,124 as of December 31, 2016). In 2017, our focus has primarily been on integrating the GoTo Business in order to meet our longer-term financial goals.

Operating Results

For the year ended December 31, 2017, we generated revenues of $989.8 million and cash flows from operating activities of $316.2 million, and we ended the year with $252.4 million of cash and cash equivalents. During the year ended December 31, 2017, we repaid the remaining $30.0 million of borrowings outstanding under our credit facility, repurchased $69.2 million of our common stock pursuant to our share repurchase program, and paid cash dividends of $52.3 million to our stockholders. We recorded net income of $99.5 million in the year ended December 31, 2017, including amortization of acquired intangible assets of $183.0 million; acquisition-related transaction, transition and integration-related fees and expenses of $59.8 million, primarily related to the Merger; and a tax benefit of $111.5 million primarily related to the enactment of the Tax Cuts and Jobs Act of 2017 (the “U.S. Tax Act”). The tax benefit of $111.5 million includes $85.6 million related to the U.S. Tax Act, which is primarily comprised of a tax benefit of $105.1 million due to deferred tax asset and liability remeasurement partially offset by a one-time mandatory transition tax of $14.8 million on cumulative foreign subsidiary earnings. The tax benefit also includes $16.0 million of discrete tax benefits related to excess tax deductions on stock compensation now recorded as a tax benefit due to our adoption in 2017 of ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting, issued by the Financial Accounting Standards Board, or FASB, on March 30, 2016.

Capital Returns

In connection with the Merger, our Board of Directors declared and paid $12.8 million in January 2017 for the last of three special cash dividends of $0.50 per share of our common stock. The first two special cash dividends of $0.50 per share were paid in 2016.

On February 23, 2017, our Board of Directors approved a three-year capital return plan to return up to $700 million to stockholders through a combination of share repurchases and dividends. Pursuant to this plan, during 2017, we repurchased shares and paid cash dividends totaling $108.7 million as follows:

•	Repurchased 626,154 shares of our common stock at an average price of $110.56 per share for a total cost of $69.2 million.

•	Paid three cash dividends of $0.25 per share of our common stock in the second, third and fourth quarters of 2017 totaling $39.5 million.

While we currently intend to pay quarterly cash dividends during the remainder of 2018, our Board of Directors declare our dividends on a quarterly basis based upon our financial performance, business outlook and other considerations. On February 1, 2018, our Board of Directors declared a $0.30 per share cash dividend to be paid on February 28, 2018 to stockholders of record as of February 12, 2018.

We repurchase our shares from time-to-time in the open market, which may include the use of 10b5-1 trading plans, or in privately negotiated transactions, in accordance with applicable securities and stock exchange rules. The timing and number of shares to be repurchased pursuant to this capital return plan will depend upon prevailing market conditions and other factors. Additionally, our credit facility contains certain financial and operating covenants that may restrict our ability to pay dividends in the future.

Credit Facility

On February 1, 2017, we entered into an Amended and Restated Credit Agreement, or Amended Credit Agreement, to increase our secured revolving credit facility from $150 million to $400 million and extend the maturity date to February 1, 2022. As of December 31, 2017, there were no outstanding borrowings under the Amended Credit Agreement.

Agreement to Acquire Jive Communications, Inc.

On February 7, 2018, we entered into a definitive Agreement and Plan of Merger (the “Jive Merger Agreement”) to acquire all of the outstanding equity of Jive Communications, Inc. (“Jive”), a provider of cloud-based phone systems and Unified Communications services. The transaction is expected to close during the second quarter of 2018, subject to certain regulatory approvals and customary closing conditions, including expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and consent of the Federal Communications Commission. We expect to pay $342 million in cash upon close for all outstanding equity interests in Jive, subject to potential working capital and other adjustments as further described in the Jive Merger Agreement. An additional $15 million in cash is payable in contingent payments which are expected to be paid to certain employees of Jive upon their achievement of specified retention milestones over the two-year period following the closing of the transaction. We expect to fund the acquisition through a combination of cash and debt. At the time of signing the Jive Merger Agreement, Jive had approximately 600 employees and fiscal year 2017 revenue of approximately $80 million.

Divestiture of Xively

On February 9, 2018, we entered into an agreement to sell our Xively business for approximately $50 million. This transaction is expected to close in the first quarter of 2018, subject to certain customary closing conditions, and is expected to result in a pre-tax gain of approximately $34 million. The net assets being sold are primarily comprised of $14 million of goodwill allocated to the Xively business. In fiscal year 2017, we recorded $3 million of revenue and $13 million of GAAP expense directly related to our Xively business. The sale of the Xively business does not constitute a significant strategic shift that will have a material impact on our ongoing operations and financial results.

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

Sources of Revenue

We derive our revenue primarily from subscription fees for our premium services from enterprise customers, SMBs, IT service providers, mobile carriers, customer service centers, OEMs and consumers and to a lesser extent, from usage fees from our audio services and the delivery of professional services primarily related to our customer engagement and support business. Our customers, who subscribe to our services, generally pay in advance and typically pay with a credit card, for their subscription. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period. For the year ended December 31, 2017, our gross annualized renewal rate was approximately 75%. Historically, we have calculated our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. As we continue to integrate the GoTo Business, we will monitor and assess our renewal rate calculation and methodology to ensure that it is appropriate for the combined company.

Amounts for the years ended December 31, 2015 and 2016 presented in our revenue by product grouping table below include reclassifications between product groups to conform to the current year classification of our products (in thousands):

	Years Ended December 31,
	2015	2016	2017
Revenues:
Communications and collaboration	$28,751	$40,616	$527,412
Identity and access	152,194	196,952	289,181
Customer engagement and support	90,655	98,500	173,193

Total revenue	$271,600	$336,068	$989,786

Employees

We have increased our number of full-time employees to 2,760 as of December 31, 2017 compared to 1,124 as of December 31, 2016.

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

Research and Development.     Research and development expenses consist primarily of wages and benefits for development personnel, retention-based bonus expense related to our acquisitions, facility expense, consulting fees associated with outsourced development projects, travel-related costs for development personnel and depreciation of assets used in development. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. More than half of our research and development employees are located internationally in our development centers in Hungary, Germany and India. Therefore, a large portion of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized costs of $2.2 million, $1.6 million, and $29.8 million for the years ended December 31, 2015, 2016 and 2017, respectively, related to internally developed software to be sold as a service, which were incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will remain relatively constant as a percentage of revenue.

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

General and Administrative.     General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, legal, finance and accounting personnel, professional fees, insurance and other corporate expenses, including acquisition-related expenses. We expect that general and administrative expenses related to personnel, recruiting, internal information systems, audit, accounting and insurance costs will remain relatively constant as a percentage of revenue as we continue to support the growth of our business. Further, we expect to continue to incur acquisition-related costs, and general and administrative expenses could increase if we incur litigation-related expenses associated with our defense against legal claims.

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

Revenue Recognition — The following discussion of our revenue recognition critical accounting policies is based on the accounting principles that were used to prepare the 2017 consolidated financial statements included in this Annual Report on Form 10-K. On January 1, 2018, we adopted Accounting Standard Update 2014-09, Revenue from Contracts with Customers, as amended (“ASC 606”). ASC 606 replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. See Note 2 of our Consolidated Financial Statements for additional information regarding our recently issued accounting pronouncements.

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

Income Taxes — We are subject to federal, state, and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our provision for these income taxes and deferred tax assets. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate deferred tax assets, current tax liabilities and deferred tax liabilities, and we assess temporary differences resulting from differing treatment of items for tax and accounting purposes. As of December 31, 2016, and 2017, our deferred tax assets consisted primarily of net operating losses and stock-based compensation expense. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be recognized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2016, and 2017, we maintained a full valuation allowance against the deferred tax assets of our Hungarian subsidiary. This entity has historical tax losses and we concluded it was not more likely than not that these deferred tax assets are realizable. As of December 31, 2017, we have maintained a partial valuation allowance against the Massachusetts and California net operating loss carryforwards as we concluded that those losses would not be utilized prior to expiration.

We evaluate our uncertain tax positions based on a determination of whether and how much of a tax benefit we have taken in our tax filings is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2016, and 2017, other long-term liabilities on the consolidated balance sheets included $1.5 million and $5.1 million, respectively, for uncertain tax positions. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “U.S. Tax Act”) was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. We have calculated our best estimate of the impact of the U.S. Tax Act in our year end income tax provision in accordance with guidance available as of the date of this filing. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $14.8 million based on cumulative foreign earnings of $56.6 million.

On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of generally accepted accounting principles in the United States, or GAAP, in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Act. The ultimate impact of the U.S. Tax Act may differ from this estimate, possibly materially, due to changes in interpretations and assumptions, and guidance that may be issued and actions we may take in response to the U.S. Tax Act. The U.S. Tax Act is highly complex and we will continue to assess the impact that various provisions will have on our business. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

Goodwill and Acquired Intangible Assets — We record goodwill as the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. We do not amortize goodwill, but instead perform an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. We operate as a single operating segment with one reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the company as a whole. As of November 30, 2017, our measurement date, the fair value of the company as a whole was substantially in excess of its carrying value. We routinely monitor our intangible assets for indicators of impairment. If an indicator exists, we compare the undiscounted expected future cash flows from the intangible asset to its carrying value. If the carrying value exceeds the undiscounted expected cash flows, we record an impairment based on the difference between the carrying value and determined fair value. Projected future cash flows are an estimate made by management which, based on their nature, include risks and uncertainties primarily related to acceptance of products in the marketplace. To the extent that estimates of cash flows do not come to fruition, future impairments of intangible assets may be required. No material impairments have been recorded through December 31, 2017.

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

The assumptions used in determining the fair value of stock-based awards represent management’s best estimates, but these estimates involve inherent uncertainties and the application of management’s judgment. As a result, if factors change and we use different assumptions, our stock-based compensation could be materially different in the future. Restricted stock units with time-based and performance-based vesting conditions are valued on the grant date using the grant date closing price of our common stock. Restricted stock units with market-based vesting conditions are valued using a Monte Carlo simulation model. The number of shares expected to be earned, based on market conditions, is factored into the grant date Monte Carlo valuation for the awards. The grant date fair value is not subsequently adjusted regardless of the eventual number of shares that are earned based on the market condition.

On January 1, 2017, we adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) and elected to account for forfeitures in compensation cost when they occur.

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

Results of Consolidated Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue (dollar amounts in thousands):

	Years Ended December 31,
	2015		2016			2017
	Amount	Percent of Revenue	Amount	Percent of Revenue	Percent Change	Amount	Percent of Revenue	Percent Change
Revenue	$271,600	100%	$336,068	100%	24%	$989,786	100%	195%
Cost of revenue	35,458	13%	45,501	14%	28%	203,203	21%	347%

Gross profit	236,142	87%	290,567	86%	23%	786,583	79%	171%
Operating expenses
Research and development	42,597	16%	57,193	17%	34%	156,731	16%	174%
Sales and marketing	138,946	51%	162,811	48%	17%	346,961	35%	113%
General and administrative	33,034	12%	60,693	18%	84%	160,366	16%	164%
Legal settlements	3,600	1%	—	0%	(100)%	—	0%	0%
Amortization of acquired intangibles	1,916	1%	5,457	2%	185%	134,342	14%	2,362%

Total operating expenses	220,093	81%	286,154	85%	30%	798,400	81%	179%

Income (loss) from operations	$16,049	6%	$4,413	1%	(73)%	$(11,817)	(1)%	(368)%

	As of December 31,
	2015	2016	Percent Change	2017	Percent Change
Employees:
Cost of revenue	130	146	12%	444	204%
Research and development	409	441	8%	1,031	134%
Sales and marketing	357	400	12%	927	132%
General and administrative	110	137	25%	358	161%

Total headcount at end of period	1,006	1,124	12%	2,760	146%

Years Ended December 31, 2016 and 2017

On January 31, 2017, our Merger with the GoTo Business added over 1,600 employees as of that date and revenue has increased to over $1 billion on an annualized basis. Accordingly, the revenue and cost comparisons have all increased in 2017 compared to 2016.

Revenue.     Revenue increased $653.7 million, or 195%, from $336.1 million for the year ended December 31, 2016 to $989.8 million for the year ended December 31, 2017. This increase was primarily attributable to $617.3 million of revenue from the GoTo Business since the Merger closed on January 31, 2017.

Cost of Revenue.     Cost of revenue increased $157.7 million, or 347%, from $45.5 million for the year ended December 31, 2016 to $203.2 million for the year ended December 31, 2017. As a percentage of revenue, cost of revenue was 14% and 21% for the years ended December 31, 2016 and 2017, respectively. Cost of revenue for the years ended December 31, 2016 and 2017, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $14.9 million and $52.3 million, respectively; facility-related costs of $2.2 million and $6.7 million, respectively; depreciation, maintenance, and amortization of internally developed software expense of $11.1 million and $34.8 million, respectively; costs from outside service providers of $1.9 million and $12.8 million, respectively; data center and telecommunications costs of $10.3 million and $45.2 million, respectively; and amortization of acquired intangible assets of $4.6 million and $48.7 million, respectively. Cost of revenue for the year ended December 31, 2017 also includes royalty expense of $1.8 million. As of the Merger date, cost of revenue expense included an additional 326 employees. The increase in cost of revenue as a percentage of revenue is primarily attributable to the increase in amortization of intangible assets. Included in personnel-related costs in the years ended December 31, 2016 and 2017, is $2.3 million and $5.2 million, respectively, of stock-based compensation expense and $0.7 million and $1.3 million, respectively, of acquisition-related retention-based bonuses.

Research and Development Expenses.     Research and development expenses increased $99.5 million, or 174%, from $57.2 million for the year ended December 31, 2016 to $156.7 million for the year ended December 31, 2017. As a percentage of revenue, research and development expenses were 17% and 16% for the years ended December 31, 2016 and 2017, respectively. Research and development expenses for the years ended December 31, 2016 and 2017, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $46.1 million and $118.5 million, respectively; facility-related costs of $4.8 million and $17.7 million, respectively; depreciation and maintenance expense of $3.6 million and $14.3 million, respectively; and professional services expense of $2.2 million and $4.9 million, respectively. We capitalized $1.6 million and $29.8 million during the years ended December 31, 2016 and 2017, respectively, of costs related to internally developed software to be sold as a service incurred during the application development stage. As of the Merger date, research and development expense included an additional 647 employees. Included in personnel-related costs for the years ended December 31, 2016 and 2017 is $6.2 million and $22.1 million, respectively, of stock-based compensation expense and $5.9 million and $7.3 million, respectively, of acquisition-related retention-based bonuses.

Sales and Marketing Expenses.     Sales and marketing expenses increased $184.2 million, or 113%, from $162.8 million for the year ended December 31, 2016 to $347.0 million for the year ended December 31, 2017. As a percentage of revenue, sales and marketing expenses were 48% and 35% for the years ended December 31, 2016 and 2017, respectively. Sales and marketing expenses for the years ended December 31, 2016 and 2017, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $85.6 million and $170.6 million, respectively; marketing costs of $48.2 million and $119.5 million, respectively; credit card transaction fees of $8.8 million and $20.8 million, respectively; facility-related costs of $8.8 million and $15.5 million, respectively; depreciation and maintenance expense of $8.1 million and $14.4 million, respectively; and professional services expense of $2.9 million and $3.1 million, respectively. As of the Merger date, sales and marketing expense included an additional 621 employees resulting from the Merger. Included in personnel-related costs in the years ended December 31, 2016 and 2017 is $16.2 million in both years of stock-based compensation expense and $1.5 million and $3.1 million, respectively, of acquisition-related retention-based bonuses.

General and Administrative Expenses.     General and administrative expenses increased $99.7 million, or 164%, from $60.7 million for the year ended December 31, 2016 to $160.4 million for the year ended December 31, 2017. As a percentage of revenue, general and administrative expenses were 18% and 16% for the years ended December 31, 2016 and 2017, respectively. For the year ended December 31, 2017, general and administrative expenses included acquisition-related costs of $48.2 million primarily related to the Merger, consisting of $29.4 million in transaction, transition and integration-related costs, $12.8 million in integration-related severance costs and $5.0 million of retention-based bonuses. For the year ended December 31, 2016, general and administrative expenses included acquisition related costs of $25.1 million primarily related to the Merger, as well as $8.2 million in retention-based bonuses related to our 2014 and 2015 acquisitions. General and admin-

istrative expenses for the years ended December 31, 2016 and 2017, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $31.4 million and $73.4 million, respectively; professional services of $7.1 million and $20.9 million, respectively; facility-related costs of $2.1 million and $7.6 million, respectively; and depreciation and maintenance expense of $2.0 million and $6.5 million, respectively. As of the Merger date, general and administrative expense included an additional 138 employees. Included in personnel-related costs in the years ended December 31, 2016 and 2017 is $13.7 million and $23.8 million, respectively, of stock-based compensation expense.

Amortization of Acquired Intangibles.     Amortization of acquired intangibles was $5.5 million and $134.3 million for the years ended December 31, 2016 and 2017, respectively. The increase was primarily related to the intangible assets acquired as a result of the Merger on January 31, 2017.

Interest Income.     Interest income was $0.7 million and $1.4 million for the years ended December 31, 2016 and 2017, respectively, and was primarily attributable to interest income earned on marketable securities and money market funds.

Interest Expense.     Interest expense was $1.4 million for both the years ended December 31, 2016 and 2017, and was primarily associated with interest expense attributable to our credit facility and the amortization of financing fees.

Other Income (Expense), Net.     Other income (expense), net was expense of $0.5 million and $0.1 million for the years ended December 31, 2016 and 2017, respectively, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the period.

Income Taxes.    We recorded a provision for federal, state and foreign income taxes of $0.6 million on profit before income taxes of $3.2 million and a benefit of $111.5 million on a loss before income taxes of $12.0 million for the years ended December 31, 2016 and 2017, respectively. Our effective tax rate is different than the U.S. federal statutory rate of 35% primarily due to the impact of the enactment of the U.S. Tax Act and the recording of excess tax benefits related to stock-based awards in 2017 and due to profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate in both 2016 and 2017. As a result of the U.S. Tax Act, we recognized a one-time mandatory transition tax of $14.8 million on cumulative foreign subsidiary earnings, remeasured our U.S. deferred tax assets and liabilities, which resulted in a benefit from income taxes of $105.1 million, and reassessed the net realizability of our deferred tax assets and liabilities, which resulted in a tax provision of $4.7 million. Further, on January 1, 2017, we adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Previously, excess tax benefits were recognized in additional paid-in capital on the consolidated balance sheet to the extent they reduced income taxes payable. Beginning in 2017, any excess tax benefits or shortfalls were recorded in the income tax provision upon vest or exercise. In 2017, we recorded a net benefit of $16.0 million related to excess tax benefits.

Net Income.    We recognized net income of $2.6 million and $99.5 million for the years ended December 31, 2016 and 2017, respectively.

Years Ended December 31, 2015 and 2016

Revenue.     Revenue increased $64.5 million, or 24%, from $271.6 million for the year ended December 31, 2015 to $336.1 million for the year ended December 31, 2016. This increase was primarily attributable to customers who purchased new, add-on and renewal subscriptions of join.me and existing customers who renewed and received our improved LogMeIn Pro and LogMeIn Central offerings at higher price points. Included in the increase is $16.1 million of revenue related to Marvasol, Inc. d/b/a “LastPass,” or LastPass, which was acquired in October 2015.

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

Research and Development Expenses.     Research and development expenses increased $14.6 million, or 34%, from $42.6 million for the year ended December 31, 2015 to $57.2 million for the year ended December 31, 2016. As a percentage of revenue, research and development expenses were 16% and 17% for the years ended December 31, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $5.3 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes as we increased the number of research and development employees to support our overall growth. The total increase was also due to a $3.2 million increase in contingent retention-based bonus expense primarily related to the acquisition of LastPass, a $2.2 million increase in travel-related and department meeting costs, a $2.2 million increase in rent and telecommunications expense, a $0.8 million increase in depreciation expense and a $0.8 million increase in hardware and software maintenance costs. Included in the increase in personnel-related costs is a $1.0 million increase in stock-based compensation expense.

Sales and Marketing Expenses.     Sales and marketing expenses increased $23.9 million, or 17%, from $138.9 million for the year ended December 31, 2015 to $162.8 million for the year ended December 31, 2016. As a percentage of revenue, sales and marketing expenses were 51% and 48% for the years ended December 31, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $15.1 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes from the hiring of additional employees to support our growth in sales and to expand our marketing efforts. The total increase was also due to a $2.6 million increase in rent and telecommunications expense, a $1.4 million increase in hardware and software maintenance costs, a $1.0 million increase in credit card transaction fees related to an increase in e-commerce sales, and a $0.8 million increase in depreciation expense. Included in the increase in personnel-related costs is a $5.1 million increase in stock-based compensation expense.

General and Administrative Expenses.     General and administrative expenses increased $27.6 million, or 84%, from $33.1 million for the year ended December 31, 2015 to $60.7 million for the year ended December 31, 2016. As a percentage of revenue, general and administrative expenses were 12% and 18% for the years ended December 31, 2015 and 2016, respectively. The increase in absolute dollars was primarily due to a $15.5 million increase in acquisition-related professional fees, including transaction, transition and integration-related fees and expenses incurred in connection with the Merger. The total increase in general and administrative expense was also due to a $8.8 million increase in personnel-related costs including salary, wages, bonus, recruiting and relocation costs, and benefits and taxes as we increased the number of general and administrative employees to support our overall growth, a $1.3 million increase in consulting costs and a $0.4 million increase in audit and accounting costs. Included in the increase in personnel-related costs is a $5.0 million increase in stock-based compensation expense

Legal Settlement Expenses.     Legal settlement expenses were $3.6 million for the year ended December 31, 2015 and were associated with a trademark dispute.

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

Interest Expense.     Interest expense was $0.6 million and $1.4 million for the years ended December 31, 2015 and 2016, respectively, and includes amortization of financing fees and interest expense attributable to our credit facility, including borrowings outstanding to partially fund our acquisition of LastPass.

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

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2015	2016	2017
		(In thousands)
Net cash provided by operations	$85,770	$92,315	$316,197
Net cash provided by (used in) investing activities	(107,974)	7,460	(31,138)
Net cash provided by (used in) financing activities	49,592	(79,448)	(181,493)
Effect of exchange rate changes	(5,205)	(2,714)	8,080

Net increase in cash	$22,183	$17,613	$111,646

At December 31, 2017, our principal source of liquidity was cash and cash equivalents totaling $252.4 million, of which $135.1 million was in the United States and $117.3 million was held by our international subsidiaries.

Cash Flows From Operating Activities

Net cash provided by operating activities was $85.8 million, $92.3 million and $316.2 million for the years ended December 31, 2015, 2016 and 2017, respectively.

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

Net cash inflows from operating activities during the year ended December 31, 2016 were mainly attributable to a $27.0 million increase in deferred revenue associated with upfront payments received from our customers, a $6.1 million increase in accounts payable, an $8.4 million increase in accrued expenses, and a $6.0 million decrease in prepaid expenses and other current assets, primarily due to $5.7 million in tax refunds received in the fourth quarter of 2016. These cash inflows were partially offset by a $10.2 million increase in accounts receivable. Accrued expenses and accounts payable included $6.2 million in acquisition-related professional fees, including transaction, transition, and integration-related fees and expenses. Additionally, included in net cash inflows from operating activities were add-backs of non-cash charges, including $38.4 million for stock-based compensation expense, $21.5 million for depreciation and amortization and $0.5 million for the change in fair value of the contingent consideration liability related to the LastPass acquisition, partially offset by $6.5 million related to excess tax benefits realized from stock-based awards and a $3.3 million benefit from deferred income taxes resulting from differing treatment of items for tax and accounting purposes.

Net cash inflows from operating activities during the year ended December 31, 2017 were mainly attributable to a $93.0 million increase in deferred revenue associated with upfront payments received from our customers, a $17.1 million increase in other long-term liabilities, and a $15.4 million increase in accrued liabilities. The increase in other long-term liabilities relates to income tax provisions for the U.S. Tax Act of $12.5 million and uncertain tax positions of $3.6 million. These cash inflows were partially offset by a $22.8 million increase in prepaid expenses and other current assets, a $16.6 million increase in accounts receivable, and a $5.0 million decrease in accounts payable. The increase in prepaid expenses and other current assets is primarily due to an increase in prepaid taxes, partially offset by amortization of prepaid expenses. Accrued liabilities and accounts payable included $6.8 million in acquisition-related professional fees related to the Merger, including transaction, transition, and integration-related fees and expenses, and $1.8 million in retention-based bonus accruals related to our acquisitions of AuthAir, Inc., or AuthAir, and Nanorep Technologies Ltd., or Nanorep. Additionally, included in net cash inflows from operating activities were add-backs of non-cash charges, including $221.3 million for depreciation and amortization, $67.3 million for stock-based compensation expense and $156.8 million benefit from deferred income taxes primarily attributable to the remeasurement of deferred tax assets and liabilities related to the U.S. Tax Act enacted in December 2017 and the amortization of intangible assets which cannot be deducted for tax purposes.

Cash Flows From Investing Activities

Net cash used in investing activities was $108.0 million and $31.1 million for the years ended December 31, 2015 and 2017, respectively, and net cash provided by investing activities was $7.5 million for the year ended December 31, 2016.

Net cash used in investing activities for the year ended December 31, 2015 was primarily related to the acquisition of LastPass in October 2015 for $107.6 million, net of cash acquired. Net cash used in investing activities was also related to the purchase of $14.2 million in property and equipment in connection with the expansion and upgrade of our data center capacity, the expansion and upgrade of our internal IT infrastructure and our offices, and $2.4 million in intangible asset additions, primarily related to capitalized costs related to internally developed software to be sold as a service which were incurred during the application development stage. Net cash used in investing activities was partially offset by $14.7 million in net proceeds from the sale and maturities of marketable securities and a $1.5 million decrease in restricted cash due to a planned decrease in the security deposit obligation under our Boston, Massachusetts office lease.

Net cash provided by investing activities ended December 31, 2016 was primarily attributable to $29.1 million in net proceeds from maturities of marketable securities. These cash inflows were partially offset by purchases of $14.0 million in property and equipment related to the expansion and upgrade of our data center capacity, our internal IT infrastructure and our offices, $6.0 million for an acquisition, and $1.6 million in intangible asset additions for capitalized costs related to internally developed software to be sold as a service which were incurred during the application development stage.

Net cash used in investing activities for the year ended December 31, 2017 was primarily attributable to purchases of $36.6 million in property and equipment related to our internal IT infrastructure, data centers and our offices, $29.7 million in intangible asset additions for capitalized costs related to internally developed software to be sold as a service which were incurred during the application development stage, and $22.3 million of net cash paid for acquisitions, including $43.2 million related to the Nanorep acquisition and $3.3 million related to the Merger with the GoTo Business, partially offset by $24.2 million of cash acquired from the Merger. These cash outflows were partially offset by $55.6 million in net proceeds from maturities and sales of marketable securities and $2.0 million for a decrease in restricted cash.

Cash Flows From Financing Activities

Net cash provided by financing activities was $49.6 million for the year ended December 31, 2015. Net cash used in financing activities was $79.4 million and $181.5 million for the years ended December 31, 2016 and 2017, respectively.

Net cash provided by financing activities for the year ended December 31, 2015 was primarily related to $60.0 million in borrowings under our credit facility which was drawn in October 2015 in order to partially fund our acquisition of LastPass. Net cash provided by financing activities also includes $17.8 million in proceeds received from the issuance of common stock upon exercise of stock options and a $2.7 million income tax benefit realized from stock-based awards. Net cash provided by financing activities was offset by $18.1 million for the purchase of treasury stock pursuant to our share repurchase program, the payment of $11.6 million for payroll withholding taxes related to vesting of restricted stock units, and the payment of $1.0 million in deferred financing costs associated with the credit facility.

Net cash used in financing activities for the year ended December 31, 2016 related to the purchase of $25.4 million of treasury stock pursuant to our share repurchase program, the repayment of $30.0 million related to our credit facility, the payment of $14.4 million for payroll withholding taxes related to vesting of restricted stock units and cash dividend payments to our stockholders of $25.5 million. These payments were partially offset by $11.8 million in proceeds received from the issuance of common stock upon exercise of stock options.

Net cash used in financing activities for the year ended December 31, 2017 related to purchases of $69.2 million of treasury stock pursuant to our share repurchase program, dividend payments to our stockholders of $52.3 million including a special cash dividend of $12.8 million related to the Merger with the GoTo Business, the payment of $34.5 million for payroll withholding taxes related to vesting of restricted stock units, the repayment of $30.0 million of borrowings under our credit facility and the payment of $2.0 million in deferred financing costs associated with the credit facility. These payments were partially offset by $6.5 million in proceeds received from the issuance of common stock upon exercise of stock options.

We have available a multi-currency credit facility with a syndicate of banks, financial institutions and other lending entities that provides for a secured revolving line of credit of up to $400 million, which may be increased by an additional $200 million subject to further commitment from the lenders. The credit facility matures on February 1, 2022 and includes certain financial covenants with which we must comply. We expect to use the credit facility for general corporate purposes, including the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital (see Note 14 to the Consolidated Financial Statements for additional details). As of December 31, 2017, we had no outstanding borrowings under the credit facility. On February 8, 2017, we announced our plan to acquire all of the outstanding equity of Jive Communications, Inc., or Jive, for approximately $342.0 million, which we expect to fund through a combination of cash and debt (see Note 15 to the Consolidated Financial Statements for more details).

Future Expectations

We believe that our current cash and cash equivalents, together with cash generated from operations and our credit facility, will be sufficient to meet our ongoing operations working capital and capital expenditure requirements, as well as our acquisition-related fees and expenses.

We have been purchasing treasury stock since 2013 pursuant to share repurchase programs approved by our Board of Directors. As of December 31, 2017, we had $591.3 million remaining under the current $700 million capital return program, under which $69.2 million have been share repurchases and $39.5 million have been cash dividend payments to our shareholders. We have continued to repurchase shares in 2018 and on February 1, 2018, our Board of Directors declared a $0.30 per share cash dividend to be paid on February 28, 2018 to stockholders of record as of February 12, 2018, totaling approximately $16 million. Our Board of Directors will continue to review this capital return plan for potential modifications based on our financial performance, business outlook and other considerations. Our ability to repurchase our shares and/or pay cash dividends to our stockholders is subject to our having sufficient cash available and our maintaining compliance with our credit facility covenants as well as any potential tax restrictions which may be imposed on us related to the Merger.

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

•	“EBITDA,” which we define as GAAP net income (loss) excluding interest and other expense, net, income taxes and depreciation and amortization expenses;

•

“Adjusted EBITDA,” which we define as GAAP net income (loss) excluding interest and other expense, net, income taxes, depreciation and amortization expenses, and adding back the impact of the fair value acquisition accounting adjustment on acquired deferred revenue, acquisition-related costs, litigation-related expense and stock-based compensation expense;

•

“Non-GAAP provision for (benefit from) income taxes,” which we define as GAAP provision for (benefit from) income taxes excluding the tax impact from the fair value adjustment on acquired deferred revenue, acquisition-related costs and amortization, litigation-related expense, stock-based compensation expense, the tax impact related to the enactment of the U.S. Tax Cut and Jobs Act of 2017, and discrete integration-related tax items, and including the tax impact of amortization expense for acquired company internally capitalized software development costs adjusted in acquisition accounting;

•	“Non-GAAP net income,” which we define as GAAP net income (loss) excluding the adjustments noted in non-GAAP operating income and non-GAAP provision for incomes taxes above; and

•	“Non-GAAP net income per diluted share,” which we define as non-GAAP net income divided by fully-diluted weighted average shares outstanding.

The revenue and expense items described below have been excluded from our GAAP results to arrive at our non-GAAP measures, as outlined above:

•	Fair value adjustment on acquired deferred revenue is an acquisition accounting adjustment recorded to reduce acquired deferred revenue to the fair value of the remaining obligation.

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

•	Amortization of acquired intangibles relates to the amortization of acquired intangible assets.

•	Stock-based compensation expense relates to stock-based compensation awards granted to our executive officers, employees and outside directors.

•	Litigation-related expense relates to costs associated with the defense and settlement of claims brought against us including intellectual property infringement claims and other material litigation.

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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows (in thousands, except per share data):

	Years Ended December 31,
	2015	2016	2017
		(in thousands)
GAAP Revenue	$271,600	$336,068	$989,786
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	—	—	34,314

Non-GAAP Revenue	$271,600	$336,068	$1,024,100

	Years Ended December 31,
	2015	2016	2017
	(In thousands, except per share data)
GAAP Net income (loss) from operations	$16,049	$4,413	$(11,817)
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	—	—	34,314
Stock-based compensation expense	26,499	38,350	67,292
Acquisition related costs	6,345	25,063	59,802
Litigation related expenses	4,963	148	2,348
Amortization of acquired intangibles	4,871	10,061	183,018
Effect of acquisition accounting on internally capitalized software development costs	—	—	(20,092)

Non-GAAP Operating income	58,727	78,035	314,865
Interest and other expense, net	1,469	(1,205)	(160)

Non-GAAP Income before income taxes	60,196	76,830	314,705
Non-GAAP Provision for income taxes(1)	(17,528)	(23,825)	(95,513)

Non-GAAP Net income	$42,668	$53,005	$219,192

Non-GAAP Net income per diluted share	$1.66	$2.03	$4.26
Diluted weighted average shares outstanding used in computing per share amounts	25,780	26,164	51,463

	Years Ended December 31,
	2015	2016	2017
	(in thousands)
GAAP Net income	$14,558	$2,638	$99,523
Add Back:
Interest and other expense, net	(1,469)	1,205	160
Income tax expense (benefit)	2,960	570	(111,500)
Amortization of acquired intangibles	4,871	10,061	183,018
Depreciation and amortization expense	8,827	11,444	38,303

EBITDA	29,747	25,918	209,504
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	—	—	34,314
Stock-based compensation expense	26,499	38,350	67,292
Acquisition related costs	6,345	25,063	59,802
Litigation related expenses	4,963	148	2,348

Adjusted EBITDA	$67,554	$89,479	$373,260

EBITDA Margin	11.0%	7.7%	21.2%
Adjusted EBITDA Margin	24.9%	26.6%	36.4%

	Years Ended December 31,
	2015	2016	2017
GAAP Diluted net income per diluted share	$0.56	$0.10	$1.93
Add Back:
Stock-based compensation expense	1.03	1.47	1.31
Litigation-related expenses	0.19	0.01	0.05
Acquisition-related costs and amortization	0.44	1.34	4.72
Less:
Income tax effect of non-GAAP items(1)	(0.56)	(0.89)	(3.75)

Non-GAAP Net income per diluted share	$1.66	$2.03	$4.26

Shares used in computing diluted non-GAAP net income per share	25,780	26,164	51,463

(1)	The non-GAAP provision for income taxes and income tax effect of non-GAAP items excludes a net tax benefit of $85.6 million recorded in the fourth quarter of 2017 related to the U.S. Tax Act.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2017 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)(1)
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating lease obligations	$122,266	$19,842	$56,522	$24,969	$20,933
Contractual commitments, including hosting service agreements	45,980	30,539	15,441	—	—

Total	$168,246	$50,381	$71,963	$24,969	$20,933

(1)	Excluded from the table above is $5.1 million related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.

The commitments under our operating leases shown above consist primarily of lease payments for our corporate headquarters located in Boston, Massachusetts, our other United States locations, our international locations in Hungary, Germany, India, Australia, the United Kingdom, Ireland and Israel, as well as our contractual obligations related to our data centers (see Note 11 to the Consolidated Financial Statements).

Our purchase orders represent authorizations to purchase rather than binding agreements and therefore are not included in the table above. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without significant penalty are not included in the table above.

As of December 31, 2017, we had letters of credit and bank guarantees of $8.9 million (of which $1.8 million is collateralized and is classified as restricted cash), primarily related to our corporate headquarters in Boston, Massachusetts.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

Foreign Currency Exchange Risk.     Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as our non-U.S. sales are recorded by our subsidiaries located in Ireland, the United Kingdom, Australia and Brazil and as we incur significant operating expenses in our foreign subsidiaries including our Hungary, Germany and India research and development facilities and our sales and marketing operations in Ireland, Germany, the United Kingdom, Australia and India. For the years ended December 31, 2015, 2016 and 2017, approximately 30%, 29% and 24%, respectively, of our revenues were generated by customers outside of the United States and approximately 23%, 20% and 21%, respectively, of our operating expenses occurred in our international operations.

Currently, our largest exposure to foreign currency exchange rate risk relates to the Euro, British Pound, Hungarian Forint and the Israeli Shekel. To date, changes in foreign currency exchange rates have not had a material impact on our operations, and we estimate that a change of 10% or less in foreign currency exchange rates would not materially affect our operations.

As of December 31, 2017, we had outstanding forward contracts with notional amounts equivalent to the following (in thousands):

Currency Hedged	December 31, 2017
Euro / Canadian Dollar	$556
Euro / U.S. Dollar	4,208
Euro / British Pound	5,926
Israeli Shekel / Hungarian Forint	8,008

Total	$18,698

We had net foreign currency gains of $1.4 million for the year ended December 31, 2015 and net foreign currency losses of $0.5 million and $0.1 million for the years ended December 31, 2016 and 2017, respectively, included in other expense in the consolidated statements of operations.

At December 31, 2017, cash and cash equivalents totaled $252.4 million, of which $135.1 million was held in the United States and $117.3 million was held by our international subsidiaries. Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. Our consolidated cash balances were impacted unfavorably by $5.2 million and $2.7 million in 2015 and 2016, respectively, and favorably by $8.1 million in 2017 due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro.

Interest Rate Sensitivity.     Interest income is sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our cash and cash equivalents, which primarily consist of cash, money market instruments and corporate debt securities with maturities of three months or less, we believe there is no material risk of exposure to changes in the fair value of our cash and cash equivalents and marketable securities as a result of changes in interest rates.

Interest expense on borrowings under our credit facility is sensitive to changes in interest rates. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected. As of December 31, 2017, we did not have any borrowings outstanding under our variable-rate credit facility.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LogMeIn, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

LogMeIn, Inc.

Boston, Massachusetts

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LogMeIn, Inc. and subsidiaries (the “Company”) as of December 31, 2016 and 2017, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with generally accepted accounting principles in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2018 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Adoption of ASU No. 2016-09

As discussed in Note 8 to the consolidated financial statements, the Company has changed its method of accounting for the excess tax benefit from stock based awards prospectively beginning January 1, 2017 in accordance with the adoption of Accounting Standards Update 2016-09, Compensation — Stock Compensation: Improvements to Employee Share-Based Payment Accounting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included preforming procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and preforming procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that are audits provide a reasonable basis for our opinion.

/s/    Deloitte & Touche LLP

Boston, Massachusetts

February 20, 2018

We have served as the Company’s auditor since 2004.

LogMeIn, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2016	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$140,756	$252,402
Marketable securities	55,710	—
Accounts receivable (net of allowance of $245 and $2,031 as of December 31, 2016 and 2017, respectively)	25,901	93,949
Prepaid expenses and other current assets	5,723	52,473

Total current assets	228,090	398,824
Property and equipment, net	23,867	92,154
Restricted cash	2,481	1,795
Intangibles, net	62,510	1,149,597
Goodwill	121,760	2,208,725
Other assets	4,282	6,483
Deferred tax assets	303	530

Total assets	$443,293	$3,858,108

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$14,640	$22,232
Accrued liabilities	35,253	82,426
Deferred revenue, current portion	156,966	340,570

Total current liabilities	206,859	445,228
Long-term debt	30,000	—
Deferred revenue, net of current portion	5,287	6,735
Deferred tax liabilities	2,332	221,407
Other long-term liabilities	2,699	20,997

Total liabilities	247,177	694,367

Commitments and contingencies (Note 11)
Preferred stock, $0.01 par value — 5,000 shares authorized, 0 shares outstanding as of December 31, 2016 and December 31, 2017
Equity:
Common stock, $0.01 par value—75,000 and 150,000 shares authorized as of December 31, 2016 and December 31, 2017 respectively; 28,405 and 56,043 shares issued as of December 31, 2016 and December 31, 2017, respectively; 25,552 and 52,564 outstanding as of December 31, 2016 and December 31, 2017, respectively	284	560
Additional paid-in capital	314,700	3,276,891
Retained earnings (accumulated deficit)	(1,754)	50,445
Accumulated other comprehensive income (loss)	(6,618)	15,570
Treasury stock, at cost—2,853 and 3,479 shares as of December 31, 2016 and December 31, 2017, respectively	(110,496)	(179,725)

Total equity	196,116	3,163,741

Total liabilities and equity	$443,293	$3,858,108

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2015	2016	2017
Revenue	$271,600	$336,068	$989,786
Cost of revenue	35,458	45,501	203,203

Gross profit	236,142	290,567	786,583

Operating expenses
Research and development	42,597	57,193	156,731
Sales and marketing	138,946	162,811	346,961
General and administrative	33,034	60,693	160,366
Legal settlements	3,600	—	—
Amortization of acquired intangibles	1,916	5,457	134,342

Total operating expenses	220,093	286,154	798,400

Income (loss) from operations	16,049	4,413	(11,817)
Interest income	654	698	1,389
Interest expense	(574)	(1,403)	(1,408)
Other income (expense), net	1,389	(500)	(141)

Income (loss) before income taxes	17,518	3,208	(11,977)
(Provision for) benefit from income taxes	(2,960)	(570)	111,500

Net income	$14,558	$2,638	$99,523

Net income per share:
Basic	$0.59	$0.10	$1.97
Diluted	$0.56	$0.10	$1.93
Weighted average shares outstanding:
Basic	24,826	25,305	50,433
Diluted	25,780	26,164	51,463
Cash dividends declared and paid per share	$—	$1.00	$1.25

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2015	2016	2017
Net income	$14,558	$2,638	$99,523

Other comprehensive gain (loss):
Net unrealized gains on marketable securities, (net of tax provision of $31, $6 and $9 for the years ended December 31, 2015, 2016 and 2017, respectively)	55	11	16
Net translation gains (losses)	(2,154)	(1,413)	22,172

Total other comprehensive gain (loss)	(2,099)	(1,402)	22,188

Comprehensive income	$12,459	$1,236	$121,711

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Equity

(In thousands)

	Common Stock		Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
	Number of Shares	Amount
Balance at January 1, 2015	24,419	$267	$237,203	$6,516	$(3,117)	$(67,025)	$173,844

Issuance of common stock upon exercise of stock options	611	6	17,788	—	—	—	17,794
Net issuance of common stock upon vesting of restricted stock units	397	2	(11,643)	—	—	—	(11,641)
Excess tax benefits realized from stock-based awards	—	—	6,946	—	—	—	6,946
Stock-based compensation	—	—	26,499	—	—	—	26,499
Treasury stock	(297)	—	—	—	—	(18,090)	(18,090)
Net Income	—	—	—	14,558	—	—	14,558
Unrealized gain on available-for-sale securities	—	—	—	—	55	—	55
Cumulative translation adjustments	—	—	—	—	(2,154)	—	(2,154)

Balance at December 31, 2015	25,130	$275	$276,793	$21,074	$(5,216)	$(85,115)	$207,811

Issuance of common stock upon exercise of stock options	409	4	11,749	—	—	—	11,753
Issuance of common stock upon vesting of restricted stock units	456	5	(14,450)	—	—	—	(14,445)
Excess tax benefits realized from stock-based awards	—	—	2,258	—	—	—	2,258
Stock-based compensation	—	—	38,350	—	—	—	38,350
Treasury stock	(443)	—	—	—	—	(25,381)	(25,381)
Dividends on common stock	—	—	—	(25,466)	—	—	(25,466)
Net Income	—	—	—	2,638	—	—	2,638
Unrealized gain on available-for-sale securities	—	—	—	—	11	—	11
Cumulative translation adjustments	—	—	—	—	(1,413)	—	(1,413)

Balance at December 31, 2016	25,552	$284	$314,700	$(1,754)	$(6,618)	$(110,496)	$196,116

Issuance of common stock upon exercise of stock options	181	2	6,509	—	—	—	6,511
Net issuance of common stock upon vesting of restricted stock units	589	5	(35,250)	—	—	—	(35,245)
Shares issued as Merger purchase consideration	26,868	269	2,904,218	—	—	—	2,904,487
Restricted stock units issued as Merger purchase consideration	—	—	16,692	—	—	—	16,692
Stock-based compensation	—	—	67,292	—	—	—	67,292
Treasury stock	(626)	—	—	—	—	(69,229)	(69,229)
Dividends on common stock	—	—	—	(52,269)	—	—	(52,269)
Adoption of ASU 2016-16	—	—	—	82	—	—	82
Adoption of ASU 2016-09	—	—	2,730	4,863	—	—	7,593
Net Income	—	—	—	99,523	—	—	99,523
Unrealized gain on available-for-sale securities	—	—	—	—	16	—	16
Cumulative translation adjustments	—	—	—	—	22,172	—	22,172

Balance at December 31, 2017	52,564	$560	$3,276,891	$50,445	$15,570	$(179,725)	$3,163,741

See notes to consolidated financial statements.

LogMeIn, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2015	2016	2017
Cash flows from operating activities
Net income	$14,558	$2,638	$99,523
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	26,499	38,350	67,292
Depreciation and amortization	13,698	21,505	221,321
Amortization of premium on investments	328	431	128
Change in fair value of contingent consideration liability	—	502	—
Amortization of debt issuance costs	187	293	613
Provision for bad debts	61	37	614
Benefit from deferred income taxes	(1,062)	(3,304)	(156,831)
Excess tax benefits realized from stock-based awards	(2,743)	(6,467)	—
Other, net	(12)	12	911
Changes in assets and liabilities, excluding effect of acquisitions:
Accounts receivable	2,224	(10,214)	(16,618)
Prepaid expenses and other current assets	(2,794)	5,996	(22,819)
Other assets	(454)	1,490	1,569
Accounts payable	1,420	6,149	(5,004)
Accrued liabilities	2,288	8,353	15,354
Deferred revenue	28,874	26,953	93,036
Other long-term liabilities	2,698	(409)	17,108

Net cash provided by operating activities	85,770	92,315	316,197

Cash flows from investing activities
Purchases of marketable securities	(92,335)	(35,609)	—
Proceeds from sale or disposal or maturity of marketable securities	107,042	64,756	55,598
Purchases of property and equipment	(14,219)	(14,015)	(36,635)
Intangible asset additions	(2,375)	(1,559)	(29,706)
Cash paid for acquisition, net of cash acquired	(107,575)	(6,083)	(22,348)
Decrease (increase) in restricted cash	1,488	(30)	1,953

Net cash provided by (used in) investing activities	(107,974)	7,460	(31,138)

Cash flows from financing activities
Borrowings under credit facility	60,000	—	—
Repayments under credit facility	—	(30,000)	(30,000)
Proceeds from issuance of common stock upon option exercises	17,794	11,753	6,511
Excess tax benefits realized from stock-based awards	2,743	6,467	—
Payments of withholding taxes in connection with restricted stock unit vesting	(11,641)	(14,445)	(34,474)
Payment of debt issuance costs	(988)	(346)	(2,032)
Payment of contingent consideration	(226)	(2,030)	—
Dividends paid on common stock	—	(25,466)	(52,269)
Purchase of treasury stock	(18,090)	(25,381)	(69,229)

Net cash provided by (used in) financing activities	49,592	(79,448)	(181,493)

Effect of exchange rate changes on cash and cash equivalents	(5,205)	(2,714)	8,080

Net increase in cash and cash equivalents	22,183	17,613	111,646
Cash and cash equivalents, beginning of period	100,960	123,143	140,756

Cash and cash equivalents, end of period	$123,143	$140,756	$252,402

Supplemental disclosure of cash flow information
Cash paid for interest	$574	$937	$201
Cash paid (refunds received) for income taxes	$861	$(5,439)	$55,730
Noncash investing and financing activities
Purchase consideration of the GoTo Business paid in equity	$—	$—	$2,921,179
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,145	$1,023	$3,522
Fair value of contingent consideration in connection with acquisition, included in accrued liabilities	$2,028	$—	$—
Withholding taxes in connection with restricted stock unit vesting in accrued liabilities	$—	$—	$771

See notes to consolidated financial statements.

LogMeIn, Inc.

Notes to Consolidated Financial Statements

1. Nature	of the Business

LogMeIn, Inc., which we refer to herein as LogMeIn or the Company, provides a portfolio of cloud-based communication and collaboration, identity and access, and customer engagement and support solutions designed to simplify how people connect with each other and the world around them to drive meaningful interactions, deepen relationships, and create better outcomes for individuals and businesses. The Company is headquartered in Boston, Massachusetts with wholly-owned subsidiaries in North America, South America, Europe, Asia and Australia.

On January 31, 2017, the Company completed a merger with a wholly-owned subsidiary of Citrix Systems, Inc., or Citrix, pursuant to which the Company combined with Citrix’s GoTo family of service offerings known as the “GoTo Business” in a Reverse Morris Trust transaction which we refer to herein as the “Merger.” For additional information regarding the Merger, see Note 4 below.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At December 31, 2016, marketable securities consisted of U.S. government agency securities and corporate bonds with remaining maturities within two years and had an aggregate amortized cost of $55.7 million. The securities had an aggregate fair value of $55.7 million, including $17,000 of unrealized gains and $43,000 of unrealized losses, at December 31, 2016. The Company did not have any marketable securities as of December 31, 2017.

Restricted Cash — In April 2012, the Company entered into a lease for its corporate headquarters located in Boston, Massachusetts. The lease required a security deposit of $3.3 million in the form of an irrevocable standby letter of credit which was collateralized by a bank deposit in the amount of $3.5 million or 105 percent of the security deposit in accordance with the lease, which was classified as restricted cash. In 2015 and 2017, $1.5 million and $2.0 million, respectively, of the security deposit was returned to the Company due to a planned decrease in the security deposit obligation. In addition, the Company has made security deposits for various other leased facilities, which are also classified as restricted cash. As of December 31, 2016 and 2017, restricted cash totaled $2.5 million and $1.8 million, respectively.

Accounts Receivable — The Company reviews accounts receivable on a periodic basis to determine if any receivables will potentially be uncollectible. Estimates are used to determine the amount of the allowance for doubtful accounts necessary to reduce accounts receivable to its estimated net realizable value. The estimates are based on an analysis of past due receivables, historical bad debt trends, current economic conditions, and customer specific information. After the Company has exhausted all collection efforts, the outstanding receivable balance relating to services provided is written off against the allowance and the balance related to services not yet delivered is charged as an offset to deferred revenue. Additions to the provision for bad debt are charged to expense.

Activity in the provision for bad debt accounts was as follows for the years ended December 31, 2015, 2016 and 2017, respectively (in thousands):

	December 31,
	2015	2016	2017
Balance beginning of period	$301	$274	$245
Provision for bad debt	61	37	614
Uncollectible accounts written off	(88)	(66)	(228)

Balance end of period	$274	$245	$631

As of December 31, 2017, the Company also had a $1.4 million sales returns allowance. Additions to the provision for sales returns are charged against revenues. For the year ended December 31, 2017, the provision for sales returns was $4.1 million and write-offs were $2.7 million.

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

Estimated useful lives of assets are as follows:

Buildings	30 years
Site and building improvements	5 — 10 years
Computer equipment	2 years
Software	2 — 5 years
Office equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of November 30, 2017, our measurement date, the fair value of the Company as a whole exceeded the carrying amount of the Company. Through December 31, 2017, no impairments have occurred.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through December 31, 2017, the Company recorded no material impairments.

Revenue Recognition — The following revenue recognition accounting policy is based on the accounting principles that were used to prepare these 2017 consolidated financial statements. On January 1, 2018, the Company adopted Accounting Standard Update 2014-09, Revenue from Contracts with Customers, as amended (“ASC 606”). ASC 606 replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. See Recently Issued Accounting Pronouncements below for additional information.

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

Deferred Revenue — Deferred revenue primarily consists of billings and payments received in advance of revenue recognition. The Company primarily bills and collects payments from customers for its services in advance on a monthly and annual basis. Deferred revenue to be recognized in the next twelve months is included in current deferred revenue, and the remaining amounts are included in long-term deferred revenue in the consolidated balance sheets.

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

As of December 31, 2016 and 2017, no customers accounted for more than 10% of accounts receivable and there were no customers that represented 10% or more of revenue for the years ended December 31, 2015, 2016 or 2017.

Legal Costs — Legal expenditures are expensed as incurred. The Company had legal settlement expense of $3.6 million for the year ended December 31, 2015 related to a trademark dispute.

Research and Development — Research and development expenditures are expensed as incurred.

Software Development Costs — The Company capitalizes certain direct costs to develop functionality as well as certain upgrades and enhancements of its on-demand products that are probable to result in additional functionality. The costs incurred in the preliminary stages of development are expensed as incurred. Once an application has reached the development stage, internal and external costs, if direct and incremental, are capitalized as part of intangible assets until the software is substantially complete and ready for its intended use. Internally developed software costs that are capitalized are classified as intangible assets and amortized over a period of two to three years.

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

Derivative Financial Instruments — The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The Company uses foreign currency forward contracts to manage exposure to fluctuations in foreign exchange rates that arise from receivables and payables denominated in foreign currencies. The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in foreign currency net gains and losses.

As of December 31, 2017, the Company had outstanding forward contracts with notional amounts equivalent to the following (in thousands):

Currency Hedged	December 31, 2017
Euro / Canadian Dollar	$556
Euro / U.S. Dollar	4,208
Euro / British Pound	5,926
Israeli Shekel / Hungarian Forint	8,008

Total	$18,698

The Company had a net foreign currency gain of $1.4 million for the year ended December 31, 2015 and net foreign currency losses of $0.5 million and $0.1 million for the years ended December 31, 2016 and 2017, respectively, included in other expense in the consolidated statements of operations.

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

Advertising Costs — The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2015, 2016 and 2017 was approximately $35.8 million, $29.2 million and $100.2 million, respectively, which consisted primarily of online paid searches, banner advertising and other online marketing and is included in sales and marketing expense in the accompanying consolidated statements of operations.

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

The Company’s revenue by geography (based on customer address) is as follows (in thousands):

	Years Ended December 31,
	2015	2016	2017
Revenues:
United States	$191,300	$240,469	$755,220
United Kingdom	21,662	25,738	51,328
International — all other	58,638	69,861	183,238

Total revenue	$271,600	$336,068	$989,786

Amounts for the years ended December 31, 2015 and 2016 presented in the Company’s revenue by product grouping table below include reclassifications between product groups to conform to the current year classification of the Company’s products (in thousands):

	Years Ended December 31,
	2015	2016	2017
Revenues:
Communications and Collaboration	$28,751	$40,616	$527,412
Identity and access	152,194	196,952	289,181
Customer engagement and support	90,655	98,500	173,193

Total revenue	$271,600	$336,068	$989,786

The Company’s long-lived assets by geography are as follows (in thousands):

	Years Ended December 31,
	2016	2017
Long-lived assets:
United States	$16,872	$78,342
Hungary	3,015	3,484
International — all other	3,980	10,328

Total long-lived assets	$23,867	$92,154

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

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net income per share because they had an anti-dilutive impact (in thousands):

	Years Ended December 31,
	2015	2016	2017
Options to purchase common shares	—	—	—
Restricted stock units	204	114	65

Total options and restricted stock units	204	114	65

Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	Years Ended December 31,
	2015	2016	2017
Basic:
Net income	$14,558	$2,638	$99,523

Weighted average common shares outstanding, basic	24,826	25,305	50,433

Net income per share, basic	$0.59	$0.10	$1.97

Diluted:
Net income	$14,558	$2,638	$99,523

Weighted average common shares outstanding	24,826	25,305	50,433
Add: Common stock equivalents	954	859	1,030

Weighted average common shares outstanding, diluted	25,780	26,164	51,463

Net income per share, diluted	$0.56	$0.10	$1.93

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

In the ordinary course of business, the Company enters into agreements with certain customers that contractually obligate the Company to provide indemnifications of varying scope and terms with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements, from the services provided by the Company or claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is, in many cases, unlimited. Through December 31, 2017, the Company has not experienced any losses related to these indemnification obligations

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers, and has since issued several additional amendments thereto (collectively referred to herein as “ASC 606”) which will become effective for the Company on January 1, 2018. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The new standards require entities to apportion consideration from contracts to performance obligations on a relative standalone selling price basis, based on a five-step model. Under ASC 606, revenue is recognized when a customer obtains control of a promised good or service and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for the good or service. In addition, ASC 606 provides guidance on accounting for certain revenue related costs including costs associated with obtaining and fulfilling a contract.

The Company will adopt ASC 606 using the modified retrospective transition method which will result in an adjustment to retained earnings for the cumulative effect of applying the standard to all contracts not completed as of the adoption date. As this adoption method does not result in a recast of the prior year financial statements, ASC 606 requires the Company to provide additional disclosures during the year of adoption of the amount by which each financial statement line item is affected by adoption of the new standard and explanation of the reasons for significant changes.

The Company is currently evaluating the impact of the adoption of ASC 606 to its consolidated financial statements, accounting policies, IT systems and processes. The Company has allocated internal and external resources to assist in its implementation and evaluation of the impact of ASC 606 and has made enhancements to its financial information systems to assist in financial reporting under ASC 606. The Company expects the revenue recognition of its primary revenue streams to remain substantially unchanged and therefore, does not expect a material impact on its revenues upon adoption of ASC 606. The adoption of ASC 606 will have an impact on the Company’s consolidated financial statements with respect to its accounting for sales commissions related to customer arrangements. In making this determination the Company has also considered the impact of the guidance in ASC 340-40, Other Assets and Deferred Costs; Contracts with Customers, under ASU 2014-09 (“ASC 340-40”). Under the Company’s current accounting policy, it recognizes the expense of incremental costs of obtaining a contract, such as sales commission costs, when they are incurred rather than capitalizing the costs. Under ASC 340-40, the Company is required to capitalize and amortize incremental costs of obtaining a contract and certain sales commissions may require amortization over a period longer than the term of the associated customer contract. The Company estimates that the impact to the consolidated balance sheet upon adoption will be approximately $25 million to $30 million and that these capitalized costs will be amortized over a period of three to four years. The Company is continuing to evaluate the impact of the adoption of ASC 606 on these consolidated financial statements, including the tax effects related to the commission adjustments discussed above and the increased disclosure requirements. The Company’s preliminary assessments are subject to change.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (“ASU 2016-02”), which will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. Although the Company is currently assessing the impact of adoption of ASU 2016-02 on its consolidated financial statements, the Company currently believes the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company’s balance sheet for operating leases. For additional information regarding the Company’s lease obligations, see Note 11 to Consolidated Financial Statements.

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

On November 17, 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB’s EITF) (“ASU 2016-18”). ASU 2016-18 requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The guidance is effective for annual reporting periods beginning after December 15, 2017 and interim periods within those fiscal years. The Company will implement the ASU 2016-18 statement of cash flows presentation and disclosure requirements in the first quarter of 2018.

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

The following table summarizes the basis used to measure certain of the Company’s financial assets and liabilities that are carried at fair value (in thousands):

	Fair Value Measurements at December 31, 2016
	Level 1	Level 2	Level 3	Total
Cash equivalents — money market funds	$11,599	$—	$—	$11,599
Short-term marketable securities:
U.S. government agency securities	34,961	8,001	—	42,962
Corporate bond securities	—	12,748	—	12,748

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3	Total
Cash equivalents — money market funds	$148,120	$10,000	$—	$158,120
Forward contracts	—	18,669	—	18,669

Bank deposits, corporate bonds, certain U.S. government agency securities and forward contracts are classified within the second level of the fair value hierarchy as the fair value of those assets are determined based upon quoted prices for similar assets.

4.	Acquisitions

In 2017, the Company completed its Merger with Citrix Systems, Inc.’s wholly-owned subsidiary on January 31, 2017 and the acquisition of Nanorep Technologies Ltd, or Nanorep, on July 31, 2017; in 2016, the Company completed the acquisition of AuthAir, Inc., or AuthAir, on October 31, 2016; and in 2015, the Company com-

pleted the acquisition of Marvasol, Inc., d/b/a “LastPass,” or LastPass, on October 15, 2015. The results of operations of these acquired businesses have been included in the Company’s consolidated financial statements beginning on their respective acquisition dates.

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

In the years ended December 31, 2015, 2016 and 2017, acquisition-related costs were $6.4 million, $25.1 million and $59.8 million, respectively, including $5.6 million, $8.2 million and $16.6 million, respectively, of contingent retention-based bonus expense related to the Company’s acquisitions, which are typically earned over the first two years following the acquisition. Included in the years ended December 31, 2016 and 2017 is $16.2 million and $46.0 million, respectively, of acquisition-related costs associated with the Merger.

2017 Acquisitions

Nanorep Technologies Ltd.

On July 31, 2017, the Company, through its wholly-owned Hungarian subsidiary, acquired all of the outstanding equity interests in Nanorep, an Israeli provider of artificial intelligence, chatbot and virtual assistant services, for $43.2 million, net of cash acquired. Additionally, the Company expects to pay up to $5 million in cash in the future to certain employees of Nanorep contingent upon their continued service over the two-year period following the closing of the acquisition and, in some cases, the achievement of specified performance conditions. At the time of the acquisition, Nanorep had approximately 55 employees and annualized revenue of approximately $5 million. The operating results of Nanorep, which have been included in the Company’s results since the date of the acquisition are not material. Accordingly, pro forma financial information for the business combination has not been presented.

The acquisition is being accounted for under the acquisition method of accounting. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The determination of the fair value of assets acquired and liabilities assumed has been recognized based on management’s estimates and assumptions using the information about facts and circumstances that existed at the acquisition date. The Company finalized the allocation of purchase price in the fourth quarter of 2017 and recorded a $0.1 million purchase price adjustment received in the fourth quarter of 2017 for the final agreed net working capital adjustment.

The following table summarizes the Company’s purchase price allocation (in thousands):

Cash	$923
Accounts receivable	1,108
Property and equipment	78
Restricted cash	129
Prepaid expenses and other current assets	334
Intangible assets:
Completed technology	9,200
Customer relationships	10,500
Trade name	500
Deferred revenue	(854)
Accounts payable and accrued liabilities	(2,704)
Deferred tax liabilities, net	(1,977)
Goodwill	26,933

Total purchase consideration	44,170
Less: cash acquired	923

Total purchase consideration, net of cash acquired	$43,247

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

GoTo Business

On January 31, 2017, the Company completed its Merger with a wholly-owned subsidiary of Citrix, pursuant to which the Company acquired Citrix’s GoTo Business. In connection with the Merger, the Company issued 26.9 million shares of its common stock to Citrix stockholders and an additional 0.4 million of the Company’s restricted stock units in substitution for certain outstanding Citrix restricted stock units held by the GoTo Business employees. Based on the Company’s closing stock price of $108.10 on January 31, 2017 as reported by the NASDAQ Global Select Market, the total value of the shares of LogMeIn common stock issued to Citrix stockholders in connection with the Merger was $2.9 billion. In October 2017, pursuant to the terms of the merger agreement, the Company paid $3.3 million of additional purchase price for final adjustments related to defined targets for cash and cash equivalents and non-cash working capital.

The Merger is being accounted for under the acquisition method of accounting with the operations of the GoTo Business included in the Company’s operating results since the date of acquisition. During the year ended December 31, 2017, the Company recorded revenue of $617.3 million, amortization of acquired intangibles of $172.6 million and acquisition-related transaction, transition and integration costs of $46.0 million directly attributable to the Merger within its consolidated financial statements. Since the Merger, the operating costs of the GoTo Business have been integrated with the operating costs of the Company and therefore, the Company has not provided operating income for the GoTo Business.

While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. As a result, during the measurement period, which may be up to one year from the acquisition date, the Company recorded adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill to reflect additional information received about facts and circumstances that existed at the date of acquisition. The Company recorded these adjustments to the assets acquired and liabilities assumed subsequent to the purchase price allocation period in the Company’s operating results in the period in which the adjustments were determined. The size and breadth of the Merger, as well as the fact that the GoTo Business represented a carve out from Citrix into primarily newly formed legal entities in 2016, necessitated the use of this measurement period to adequately analyze and assess a number of the factors used in establishing the fair value of certain tangible and intangible assets acquired and liabilities assumed as of the acquisition date and the related tax impacts of any changes made. The purchase accounting assessment, which was finalized in the fourth quarter of 2017, resulted in a change in the valuation of assets acquired and liabilities assumed and a corresponding decrease in goodwill of $43.2 million (2% of total goodwill initially recorded).

In the fourth quarter of 2017, the 2016 tax return filings for the GoTo Business were finalized by Citrix and the Company obtained access to the tax returns and supporting documentation. These tax returns and the supporting documentation allowed the Company to review tax elections made and to identify acquisition-date deferred income tax attributes. In most instances, these were the first tax returns prepared and filed for the respective GoTo Business entities. As a result, the Company decreased deferred tax liabilities, net, by $46.2 million due primarily to the GoTo Business’ pre-Merger acquisitions with tax attributes that are deductible for tax purposes post-Merger.

The following table summarizes the fair value (in thousands) of the assets acquired and liabilities assumed at the date of acquisition:

Purchase consideration:
Company common shares issued	$2,904,487	(1)
Restricted stock units issued	16,692	(2)
Cash consideration paid	3,317	(3)

Total purchase consideration	$2,924,496
Estimated fair value of assets acquired and liabilities assumed:
Cash	24,215
Accounts receivable	48,957	(4)
Property and equipment	59,715
Prepaid expense and other current assets	21,824	(4)
Other assets	4,448
Intangible assets (weighted average useful life): (5)
Completed technology (9 years)	385,600	(4)
Customer relationships (8 years)	756,700	(4)
Tradenames and trademark (9 years)	65,100
Accounts payable	(11,030)
Accrued liabilities	(26,886)
Deferred revenue, current and noncurrent	(82,643)
Other long-term liabilities	(996)
Deferred tax liability, net	(379,871)

Goodwill	$2,059,363

(1)

Represents the fair value of the 26.9 million new shares of the Company’s common stock (plus cash in lieu of fractional shares) issued to Citrix stockholders, based on the fair value per share of the Company’s common stock of $108.10 per share, which was the closing price of the Company’s common stock on the NASDAQ Global Select Market on January 31, 2017.
(2)	Represents the fair value of the 0.4 million restricted stock units issued by the Company in substitution for certain outstanding Citrix restricted stock units held by the GoTo Business employees, pursuant to the terms of the Merger. These Company restricted stock units were issued on the same terms and conditions as were applicable to the outstanding Citrix restricted stock units held by the GoTo Business employees immediately prior to the Merger date (including the same vesting and forfeiture provisions). The aggregate fair value of those awards ($48.2 million) is based on the fair value per share of the Company’s common stock of $108.10 per share, which was the closing price of the Company’s common stock on the NASDAQ Global Select Market on January 31, 2017. Of that amount, $18.0 million was related to pre-combination employee services and, after adjusting for known and estimated forfeitures, $16.7 million was allocated to purchase consideration and $30.2 million was allocated to future employee services and will be expensed as stock-based compensation on a straight-line basis over the remaining service periods of those awards.
(3)	Represents $3.3 million of additional purchase price paid by the Company to Citrix, pursuant to the terms of the merger agreement, for final adjustments related to defined targets for cash and cash equivalents and non-cash working capital, resulting in an increase of $3.3 million to goodwill.
(4)	During the year ended December 31, 2017, the Company identified measurement period adjustments that impacted the estimated fair value of the assets and liabilities assumed as of the date of the acquisition. The table above, which summarizes the allocation of the purchase price for the entities acquired, has been updated to reflect these measurement period adjustments. The total measurement period adjustments resulted in a decrease in accounts receivable of $1.1 million, an increase in prepaid expense and other current assets of $0.1 million, an increase in intangible assets of $1.3 million, a decrease in deferred tax liabilities of $46.2 million and a decrease in goodwill of $43.2 million.
(5)	The weighted average useful life of identifiable intangible assets acquired in the Merger is 8.4 years.

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

The Company recorded a deferred tax liability, net of deferred tax assets, of $379.9 million, which was primarily related to the amortization of intangible assets which cannot be deducted for tax purposes and which was partially offset by deferred tax assets primarily related to the pre-combination services of the Company’s restricted stock units issued in substitution for the outstanding Citrix restricted stock units pursuant to the Merger agreement.

The Company and Citrix entered into a transition services agreement, pursuant to which each party will provide to the other party certain services on a transitional basis following the completion of the Merger to facilitate the transition of the GoTo Business to the Company. Among other services, the transition services generally relate to information technology and security operations, facilities, human resources support and accounting and finance support. As of December 31, 2017, the Company has incurred $5.2 million of costs related to the transition services agreement and the transition services are substantially complete.

The unaudited financial information in the table below summarizes the combined results of operations for the Company and the GoTo Business, on a pro forma basis, as though the Merger had been consummated as of the beginning of 2016, including amortization charges from acquired intangible assets, the effect of acquisition accounting on the fair value of acquired deferred revenue, the inclusion of expense related to retention-based bonuses assuming full achievement of the retention requirements, the reclassification of all acquisition-related costs incurred by the Company and the GoTo Business as of the beginning of 2016 through the first quarter of 2017 (the quarter the Merger was completed), and the related tax effects. The second, third and fourth quarters of 2017 reported results of the Company have not been adjusted. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2016.

Unaudited Pro Forma Financial Information

	Years Ended December 31, (unaudited)
(In millions, except per share data)	2016	2017
Pro forma revenue	$983.6	$1,060.7
Pro forma net income (loss)	$(95.4)	$129.3
Pro forma income (loss) per share:
Basic	$(1.83)	$2.46
Diluted	$(1.83)	$2.41
Pro forma weighted average shares outstanding
Basic	52.2	52.7
Diluted	52.2	53.7

2016 Acquisition

AuthAir, Inc.

On October 31, 2016, the Company acquired all of the outstanding equity interests in AuthAir, a Woodbridge, Connecticut-based provider of proximity-based security and wireless authentication solutions, for $6.0 million plus contingent retention-based bonuses totaling up to $0.5 million to be paid to former AuthAir employees over a two-year period following the date of the acquisition. The results of operations of AuthAir have been included in the Company’s consolidated financial results since the acquisition date and have not been material.

2015 Acquisition

Marvasol, Inc., d/b/a “LastPass”

On October 15, 2015, the Company acquired all of the outstanding equity interests in LastPass, a Fairfax, Virginia-based provider of an identity and password management service, for $107.6 million, net of cash acquired, plus contingent payments totaling $15.0 million which were paid over a two-year period following the date of acquisition. The stock purchase agreement also included non-retention based payments of $2.5 million to LastPass stockholders which were contingent on the achievement of certain bookings goals, which the Company concluded was contingent consideration and was accounted for as part of the purchase price. This contingent consideration liability was recorded at its fair value of $2.0 million at the acquisition date. The Company assessed the probability of the bookings goals being met and at what level each reporting period. The contingent consideration liability of $2.5 million was paid in October 2016.

5.	Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill for the years ended December 31, 2016 and 2017 are due to the addition of goodwill resulting from the acquisition of AuthAir in 2016 and the Merger with the GoTo Business and the acquisition of Nanorep in 2017 (See Note 4 to the Consolidated Financial Statements).

Changes in goodwill for the years ended December 31, 2016 and 2017 are as follows (in thousands):

Balance, January 1, 2016	$117,545
Goodwill related to the acquisition of AuthAir	4,215

Balance, December 31, 2016	121,760
Goodwill related to the Merger	2,059,363
Goodwill related to the acquisition of Nanorep	26,933
Foreign currency translation adjustments	669

Balance, December 31, 2017	$2,208,725

Intangible assets consist of the following (in thousands):

	December 31, 2016			December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life Remaining (in years)
Identifiable intangible assets:
Trade names and trademarks	$3,806	$955	$2,851	$70,630	$10,073	$60,557	8.1
Customer relationships	29,249	9,315	19,934	810,779	135,715	675,064	7.1
Domain names	913	796	117	918	894	24	1.0
Technology	51,179	14,942	36,237	453,372	64,021	389,351	7.9
Other	442	359	83	442	429	13	0.3
Internally developed software	8,313	5,025	3,288	38,153	13,565	24,588	1.6

	$93,902	$31,392	$62,510	$1,374,294	$224,697	$1,149,597

On January 31, 2017, the Company capitalized $65.1 million for trade names and trademarks, $756.7 million for customer relationships and $385.6 million for technology as intangible assets in connection with the Merger. On July 31, 2017, the Company capitalized $0.5 million for a trade name, $10.5 million for customer relationships, and $9.2 million for technology as intangible assets in connection with the acquisition of Nanorep. The carrying amount of intangible assets also changed due to foreign currency translation adjustments, as applicable. The Company also capitalized $1.6 million and $29.8 million during the years ended December 31, 2016 and 2017, respectively, of costs related to internally developed software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services.

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

	Years Ended December 31,
	2015	2016	2017
Cost of revenue:
Amortization of internally developed software	$1,196	$1,778	$8,540
Amortization of acquired intangibles(1)	2,955	4,604	48,676

Sub-Total amortization of intangibles in cost of revenue	4,151	6,382	57,216
Amortization of acquired intangibles(1)	1,916	5,457	134,342

Total amortization of intangibles	$6,067	$11,839	$191,558

(1)	Total amortization of acquired intangibles was $4.9 million, $10.1 million and $183.0 million for the years ended December 31, 2015, 2016, and 2017, respectively.

Future estimated amortization expense for intangible assets at December 31, 2017 is as follows (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2018	$251,683
2019	232,515
2020	196,330
2021	160,884
2022	125,434
Thereafter	182,751

Total	$1,149,597

6.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2016	2017
Land, buildings and site improvements	$—	$34,050
Computer equipment and software	35,432	62,478
Office equipment	6,315	9,491
Furniture & fixtures	8,947	17,965
Construction in progress	1,443	34
Leasehold improvements	9,979	26,499

Total property and equipment	62,116	150,517
Less accumulated depreciation	(38,249)	(58,363)

Property and equipment, net	$23,867	$92,154

Depreciation expense for property and equipment was $7.6 million, $9.7 million and $29.8 million for the years ended December 31, 2015, 2016 and 2017, respectively.

7.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2016	2017
Marketing programs	$4,274	$6,883
Payroll and payroll-related	11,886	30,204
Professional fees	1,429	5,353
Acquisition-related(1)	9,539	6,783
Other accrued liabilities	8,125	33,203

Total accrued liabilities	$35,253	$82,426

(1)	Acquisition-related costs include transaction, transition and integration-related fees and expenses and contingent retention-based bonus costs.

8.	Income Taxes

The domestic and foreign components of income (loss) before provision for (benefit from) income taxes are as follows (in thousands):

	Years Ended December 31,
	2015	2016	2017
Domestic	$1,059	$(15,748)	$(25,027)
Foreign	16,459	18,956	13,050

Total income (loss) before provision for (benefit from) income taxes	$17,518	$3,208	$(11,977)

The provision for (benefit from) income taxes is as follows (in thousands):

	Years Ended December 31,
	2015	2016	2017
Current:
Federal	$2,521	$1,264	$33,474
State	274	647	3,701
Foreign	1,227	1,963	6,568

Total	4,022	3,874	43,743

Deferred:
Federal	(1,281)	(2,705)	(150,038)
State	278	(428)	4,558
Foreign	(59)	(171)	(9,763)

Total	(1,062)	(3,304)	(155,243)

Total provision for (benefit from) income taxes	$2,960	$570	$(111,500)

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Years Ended December 31,
	2015	2016	2017
Statutory tax rate	35.0%	35.0%	(35.0)%
Change in valuation allowance	—	—	8.0
Impact of permanent differences	1.1	27.1	27.4
Non-deductible stock-based compensation	8.4	27.4	9.2
Non-deductible transaction related costs	—	82.1	19.5
Foreign tax rate differential	(26.7)	(165.3)	(71.3)
Research and development credits	(1.3)	(10.6)	(36.4)
State taxes, net of federal benefit	2.4	0.4	(21.1)
Impact of uncertain tax positions	1.4	18.6	29.3
Effect of U.S. Tax Act	—	—	(714.9)
Section 199 deduction	—	(0.1)	(20.0)
Excess benefit on stock compensation	—	—	(133.6)
Other	(3.4)	3.2	7.9

Effective tax rate	16.9%	17.8%	(931.0)%

The Company recorded a tax provision for income taxes of $3.0 million, $0.6 million and a benefit from income taxes of $111.5 million on profit before income taxes of $17.5 million, $3.2 million and a loss before income taxes of $12.0 million for the years ended December 31, 2015, 2016 and 2017, respectively. The Company’s effective tax rates for the years ended December 31, 2015 and December 31, 2016 were lower than the U.S. federal statutory rate of 35% due to profits earned in certain foreign jurisdictions, primarily by the Company’s Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. The tax rate for 2017 was significantly higher than the U.S. federal statutory rate of 35% due to the impact of the Tax Cut and Jobs Act of 2017 (the “U.S. Tax Act”) on the Company’s net deferred tax liability position, recognition of stock-based awards’ excess tax benefits, and partially offset by the U.S. Tax Act’s one-time mandatory transition tax on accumulated foreign earnings and due to profits earned in certain foreign jurisdictions, primarily by our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate.

As a result of the U.S. Tax Act, the Company calculated its best estimation of the impact of the U.S. Tax Act and recognized a one-time mandatory transition tax of $14.8 million on cumulative foreign subsidiary earnings, remeasured the Company’s U.S. deferred tax assets and liabilities, which resulted in a benefit from income taxes of $105.1 million, and reassessed the net realizability of the Company’s deferred tax assets and liabilities, which resulted in a tax provision of $4.7 million. Further, on January 1, 2017, the Company adopted ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Previously, excess tax benefits were recognized in additional paid-in capital on the consolidated balance sheet to the extent they reduced income taxes payable. Beginning in 2017, any excess tax benefits or shortfalls were recorded in the income tax provision upon vest or exercise. In 2017, the Company recorded a net benefit of $16.0 million related to excess tax benefits.

Our effective tax rate in the future will depend upon the proportion of our income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. statutory rate, as well as several other factors, including excess tax benefits from share-based compensation, changes to the Company’s provisional accounting for the effects of the U.S. Tax Act during the measurement period, and the impact of new legislation. On December 22, 2017, Staff Accounting Bulletin No. 118 (“SAB 118”) was issued to address the application of generally accepted accounting principles in the United States, or GAAP, in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Act. The ultimate impact of the U.S. Tax Act may differ from this estimate, possibly materially, due to changes in interpretations and assumptions, and guidance that may be issued and actions the Company may take in response to the U.S. Tax Act. The U.S. Tax Act is highly complex and the Company will continue to assess the impact that various provisions will have on its business. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete.

The Company has deferred tax assets related to temporary differences and operating loss carryforwards as follows (in thousands):

	December 31,
	2016	2017
Deferred tax assets:
Net operating loss carryforwards	$3,190	$8,117
Deferred revenue	1,161	709
Amortization	756	3,808
Stock-based compensation	10,903	9,165
Accrued bonus	4,409	717
Other	1,989	11,611

Total deferred tax assets	22,408	34,127
Deferred tax asset valuation allowance	(1,708)	(3,112)

Net deferred tax assets	20,700	31,015

Deferred tax liabilities:
Depreciation	(1,314)	(3,247)
Goodwill amortization	(1,542)	(2,838)
Intangible assets not deductible	(19,814)	(241,517)
Other	(59)	(4,290)

Total deferred tax liabilities	(22,729)	(251,892)

Total	$(2,029)	$(220,877)

As a result of the U.S. Tax Act, the U.S. statutory tax rate was lowered from 35% to 21%, effective January 1, 2018. The Company is required to remeasure its U.S. deferred tax assets and liabilities to the new tax rate. The Company recorded $105.1 million of income tax benefit for the remeasurement of the U.S. net deferred tax liabilities primarily associated with indefinite-lived intangible assets that will reverse at the new 21% rate.

Deferred tax assets, related valuation allowances, current tax liabilities, and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, the Company estimates deferred tax assets, current tax liabilities, and deferred tax liabilities, and the Company assesses temporary differences resulting from differing treatment of items for tax and accounting purposes. As of December 31, 2017, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary. This entity has historical tax losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable. During the years ended December 31, 2015 and 2016, the valuation allowance decreased by $0.4 million and $0.2 million, respectively, as a result of a tax return provision adjustment, which decreased the Hungarian subsidiary’s net operating loss carryforwards. During 2017, as a result of the Merger, the valuation allowance increased by $1.4 million primarily due to the recording of a valuation allowance for California and Massachusetts state net operating losses.

For U.S. tax return purposes, net operating losses and tax credits are normally available to be carried forward to future years, subject to limitations as discussed below. As of December 31, 2017, the Company had federal and state net operating loss carryforwards of $5.7 million and $20.0 million, respectively, which expire on various dates from 2033 through 2036.

The Company has performed an analysis of its ownership changes as defined by Section 382 of the Internal Revenue Code and has determined that the net operating loss carryforwards acquired from its 2014 and 2015 acquisitions are subject to limitation. The Company also analyzed the historical LogMeIn net operating loss carryforwards due to the Merger. As of December 31, 2017, all net operating loss carryforwards (except for Massachusetts and California) generated by the Company, including those subject to limitation, are available for utilization. Subsequent ownership changes as defined by Section 382 could potentially limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

As of December 31, 2017, the Company had foreign net operating loss carryforwards of $35.9 million, of which $18.7 million is related to the Company’s Hungarian subsidiary, which are not subject to expiration, and the Company has recognized a full valuation allowance against these carryforwards. The remaining $17.2 million of foreign net operating loss carryforwards are related to the Company’s Israel subsidiary. The Company expects to fully realize these net operating loss carryforwards prior to expiration.

As of December 31, 2017, it is management’s assertion that the earnings and profits of foreign entities may not be reinvested in the overseas businesses indefinitely however, the outside basis differences in the international subsidiaries will be permanently reinvested. As a result of the U.S. Tax Act, the Company recognized a one-time mandatory transition tax of $14.8 million on cumulative foreign subsidiary earnings of $56.6 million.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service in the United States. As of December 31, 2017, the Company remained subject to examination in the following major tax jurisdictions for the years indicated:

Major Tax Jurisdictions	Open Tax Years
United States (Federal)	2014-2017
United States (State)	2013-2017
Hungary	2011-2017
Ireland	2012-2017

The Company incurred expenses related to stock-based compensation for the years ended December 31, 2015, 2016 and 2017 of $26.5 million, $38.4 million and $67.3 million, respectively. Accounting for the tax effects of stock-based awards requires the recording of a deferred tax asset as the compensation is recognized for financial reporting prior to recognizing the tax deductions. Upon the settlement of the stock-based awards (i.e., exercise, vesting, forfeiture or cancellation), the actual tax deduction is compared with the cumulative financial reporting compensation cost, and any excess tax deduction is considered an excess tax benefit. In 2015 and 2016, the excess tax benefit was tracked in a “windfall tax benefit pool” to offset any future tax deduction shortfalls and were recorded as increases to additional paid-in capital in the period when the tax deduction reduced income taxes payable. Historically, the Company has followed the with-and-without approach for the direct effects or excess tax deductions to determine the timing of the recognition of benefits for excess tax deductions. In 2015 and 2016, the Company recorded excess tax benefits to additional paid-in capital of $6.9 million and $2.3 million, respectively.

On January 1, 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”) and recorded, using the modified retrospective approach, a cumulative-effect adjustment to accumulated deficit of a credit of $4.9 million to record $6.8 million of previously unrecognized windfall tax benefits, partially offset by $1.9 million for the accounting policy election to account for forfeitures in compensation cost when they occurred. The Company recorded $2.7 million to additional paid-in capital for the differential between the amount of compensation cost previously recorded and the amount that would have been recorded without assuming forfeitures, partially offset by its tax effect of $0.8 million recorded to deferred tax assets. Upon the adoption of ASU 2016-09, the Company, on a prospective basis, records the recognition of excess tax benefits and deficits in its provision from income taxes in the consolidated income statement and treats those amounts as discrete items in the period in which they occur. For the year ended December 31, 2017, the Company recorded a net tax benefit of $16.0 million related to excess tax benefits.

The Company has provided liabilities for uncertain tax positions in other long-term liabilities on the consolidated balance sheets as follows (in thousands):

	Years Ended December 31,
	2015	2016	2017
Balance beginning of period	$652	$884	$1,480
Tax positions related to prior periods:
Increases	2	34	68
Decreases	(3)	—	(42)
Tax positions related to current period:
Increases	428	588	3,661
Settlements	(195)	(26)	(78)
Statute expiration	—	—	(30)

Balance end of period	$884	$1,480	$5,059

These uncertain tax positions would impact the Company’s effective tax rate if recognized. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company recognized $3,000, $42,000 and $50,000 of interest expense during the years ended December 31, 2015, 2016 and 2017, respectively.

9.	Common Stock and Equity

Authorized Shares — Pursuant to the Company’s restated certificate of incorporation, the Company is authorized to issue 150 million shares of common stock and 5 million shares of undesignated preferred stock, each $0.01 par value per share.

Common Stock Reserved — As of December 31, 2016 and 2017, the Company has reserved shares of common stock for the exercise of stock options and restricted stock units of 5.3 million and 8.8 million, respectively.

On February 23, 2017, the Company’s Board of Directors approved a three-year capital return plan through a combination of repurchases and dividends. During the year ended December 31, 2017, the Company paid three cash dividends of $0.25 per share in the second, third and fourth quarters. These cash dividends paid in 2017 under the capital return plan totaled $39.5 million. The Company’s Board of Directors will continue to review this capital return plan for potential modifications based on the Company’s financial performance, business outlook and other considerations. The timing and number of shares to be repurchased pursuant to the capital return plan will depend upon prevailing market conditions and other factors. Additionally, the Company’s credit facility contains certain financial and operating covenants that may restrict its ability to pay dividends in the future.

During the years ended December 31, 2015, 2016 and 2017, the Company repurchased 297,461, 443,159 and 626,154 shares of its common stock at an average price of $60.81, $57.27 and $110.56 per share, respectively, for a total cost of $18.1 million, $25.4 million and $69.2 million, respectively.

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

Effective on January 31, 2017, the Company’s stockholders approved an amendment and restatement of the Company’s 2009 Stock Incentive Plan, which increased the number of shares of the Company’s common stock that may be issued under the plan by an additional 4.5 million shares and extended the term of the plan to December 5, 2026. As of December 31, 2017, 7.2 million shares remained available for grant under the 2009 Plan.

The Company generally issues previously unissued shares of common stock for the exercise of stock options and restricted stock units. The Company received $17.8 million, $11.8 million and $6.5 million in cash from stock option exercises during the years ended December 31, 2015, 2016 and 2017, respectively.

The following table summarizes stock option activity (shares and intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2017	355	$33.15	5.0	$22,529

Granted	—	—
Exercised	(181)	35.89		$12,040

Forfeited	(2)	26.57

Outstanding, December 31, 2017	172	$30.33	3.7	$14,520

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $67.10, $96.55 and $114.50 per share on December 31, 2015, 2016 and 2017, respectively, or at time of exercise, and the exercise price of the options.

During the year ended December 31, 2017, the Company granted the following restricted stock unit awards (in thousands):

Type of Award	Number of shares Underlying Awards
Time-based (1)	766
Performance-based (2)	82
TSR-based (3)	36

Total awards granted during the year ending December 31, 2017	884

(1)	Time-based restricted stock units generally vest one-third every year for three years and are valued on the grant date using the grant date closing price of the underlying shares.
(2)	Performance-based restricted stock units vest two years from the grant date based on the Company’s attainment of a specified financial target for 2017 and 2018.
(3)	TSR-based restricted stock units vest equally upon the achievement of a total shareholder return, or TSR, target as measured over the two to three year performance period versus the TSR realized for that same period by a specified stock index. The amount earned can range from 0% to 200% of the target shares awarded depending on the Company’s level of achievement.

In the first quarter of 2017, the Company also issued 0.4 million restricted stock units in substitution for certain outstanding Citrix restricted stock units held by GoTo Business employees pursuant to the terms of the Merger.

The Company recognizes stock compensation expense on a straight-line basis over the requisite service period of the restricted stock unit, which is generally three years. Compensation cost for TSR-based restricted stock units is recognized on a straight-line basis over the requisite service period and is recognized regardless of the actual number of awards that are earned based on the market condition.

The fair value of the TSR-based restricted stock units granted in 2016 and 2017 was determined using a Monte Carlo simulation model including assumptions used (but not limited to) a risk-free interest rate, an expected volatility and an expected dividend yield as follows:

	February 2016 Grant	May 2016 Grant	June 2017 Grant
Risk-free interest rate	0.89%	1.02%	1.43%
Volatility	40%	37%	36%
Dividend yield	—	—	0.88%

The following table summarizes restricted stock unit activity, including performance-based and market-based units (shares in thousands):

	Number of shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2017	1,445	$62.23
Restricted stock units granted	884	108.71
Restricted stock units issued for Merger	446	108.10
Restricted stock units earned(1)	66
Restricted stock units vested	(917)	72.23
Restricted stock units forfeited	(235)	82.84

Unvested as of December 31, 2017	1,689	$90.91

(1)	In May 2017, a total of 65,500 target TSR-based restricted stock units, which were awarded in 2014 and 2015, vested at 200% of the target TSR-based restricted stock units granted (an additional 65,500 were earned and vested). These TSR-based restricted stock units were measured against the Russell 2000 Index for that same period.

The Company recognized stock-based compensation expense within the accompanying consolidated statements of operations as summarized in the following table (in thousands):

	Years Ended December 31,
	2015	2016	2017
Cost of revenue	$1,560	$2,289	$5,222
Research and development	5,188	6,201	22,103
Sales and marketing	11,090	16,181	16,155
General and administrative	8,661	13,679	23,812

Total stock-based compensation expense	$26,499	$38,350	$67,292

As of December 31, 2017, there was approximately $103.4 million of total unrecognized stock-based compensation cost related to unvested stock awards which are expected to be recognized over a weighted average period of 1.9 years.

11.	Commitments and Contingencies

Operating Leases — The Company has operating lease agreements for offices in the United States, Hungary, Germany, Australia, the United Kingdom, Ireland, Israel and India that expire at various dates through 2028.

Rent expense under all leases was $8.2 million, $11.8 million and $21.5 million for the years ended December 31, 2015, 2016 and 2017, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers. Hosting fees incurred under these arrangements aggregated $6.9 million, $10.0 million and $34.4 million for the years ended December 31, 2015, 2016 and 2017, respectively.

Future minimum lease payments under non-cancelable operating leases including commitments associated with the Company’s hosting services arrangements are approximately as follows at December 31, 2017 (in thousands):

Years Ending December 31
2018	$50,381
2019	29,104
2020	23,303
2021	19,556
2022	15,593
Thereafter	30,309

Total minimum committed payments	$168,246

Litigation — The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

In February 2006, ‘01 Communiqué, or ‘01, filed a patent infringement lawsuit against Citrix and Citrix Online, LLC in the United States District Court for the Northern District of Ohio (Case No. 1:06-cv-253), claiming that certain GoTo remote access service offerings, which have since been acquired by the Company as part of the Merger, infringed U.S. Patent No. 6,928,479, or the ‘479 Patent, which is allegedly owned by ‘01. In January 2016, an Ohio jury rendered a verdict that the GoTo services had not infringed the ‘479 Patent. The District Court affirmed the jury’s findings and denied ‘01’s request for a new trial. On March 30, 2017, ’01 initiated an appeal of this ruling and a hearing was held on February 8, 2018 at the United State Court of Appeals for the Federal Circuit. The Company is awaiting a judgment from the Federal Circuit. The Company believes it has meritorious defenses to this claim and intends to defend it vigorously. Given the inherent unpredictability of litigation, the Company is unable to predict the outcome of this litigation or reasonably estimate a possible loss or range of loss associated with this litigation at this time.

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

On January 1, 2007, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan is available to all employees upon employment and allows participants to defer a portion of their annual compensation on a pre-tax basis. On July 1, 2016, the Company implemented a 401k Employer Match program in which all employees who are making eligible 401k contributions will receive an employer match in which the Company contributes 50% of the amount contributed by the employee, up to a maximum of 6% of the employee’s earnings. The match vests over 3 years beginning from an employee’s hire date anniversary at 33.3% per year. Employees who joined the Company on or before July 1, 2013 were immediately 100% vested in their match as of the program launch date. The Company made matching contributions of $0.8 million and $4.7 million for the years ended December 31, 2016 and 2017, respectively.

13.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and changes in unrealized losses and gains (net of tax) on marketable securities. The Company continues to maintain that for all foreign subsidiaries, except for 100% of the current and prior year earnings and foreign currency translation adjustments related to those earnings, it is indefinitely reinvested outside the United States for any additional outside basis differences inherent in these entities. Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and, as of December 31, 2016 and 2017, was comprised of cumulative translation adjustment losses of $6.6 million and cumulative translation adjustment gains of $15.6 million, respectively, and unrealized losses (net of tax) on marketable securities of $16,000 and $0, respectively. There were no material reclassifications to earnings in the years ended December 31, 2016 or 2017.

14.	Credit Facility

On February 18, 2015, the Company entered into a multi-currency credit agreement with a syndicate of banks, financial institutions and other lending entities (the “Credit Agreement”), pursuant to which a secured revolving credit facility of up to $100 million in the aggregate was made available to the Company. On January 22, 2016, the Company entered into the First Amendment to the Credit Agreement, pursuant to which the Company exercised its option to increase the credit facility to up to $150 million in the aggregate with the existing lenders and an additional lender.

On February 1, 2017, the Company entered into an Amended and Restated Credit Agreement (the “Amended Credit Agreement”), which increased the Company’s secured revolving credit facility from $150 million to $400 million in the aggregate, and permits the Company to increase the revolving credit facility and/or enter into one or more tranches of term loans up to an additional $200 million. The Amended Credit Agreement also extended the maturity date of the revolving credit facility to February 1, 2022. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty. The Company and its subsidiaries expect to use the credit facility for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital. In October 2015, the Company borrowed $60.0 million under the credit facility to partially fund the acquisition of LastPass. The Company repaid $30.0 million in 2016 and $30.0 million in 2017. There were no outstanding borrowings as of December 31, 2017.

Loans under the Amended Credit Agreement bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company as described below. The average interest rate on borrowings outstanding during December 31, 2016 and 2017 was 2.013% and 2.188%, respectively. The quarterly commitment fee on the undrawn portion of the credit facility ranges from 0.15% to 0.30% per annum, based upon the Company’s total leverage ratio.

The Amended Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, change the nature of its business, make investments and acquisitions, pay dividends or make distributions, or enter into certain transactions with affiliates, in each case subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Amended Credit Agreement. As of December 31, 2017, the Amended Credit Agreement also required the Company to maintain a maximum total leverage ratio (not greater than 4.00:1.00), a minimum interest coverage ratio (not less than 3.00:1.00), and a maximum senior secured leverage ratio (not greater than 3.00:1.00), each as further defined in the Amended Credit Agreement. As of December 31, 2017, the Company was in compliance with all financial and operating covenants of the Amended Credit Agreement.

Any failure to comply with the financial or operating covenants of the Amended Credit Agreement would prevent the Company from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility.

As of December 31, 2017, the Company had $2.3 million of origination costs recorded in other assets. The Company incurred approximately $2.0 million of origination costs in connection with the Amended Credit

Agreement executed in February 2017. As permitted by FASB issued ASU 2015-15, the Company presents debt issuance costs as an asset and subsequently amortizes the deferred debt issuance costs ratably over the term of the credit facility.

15.	Subsequent Events

Cash Dividend

On February 1, 2018, the Company announced that its Board of Directors declared a cash dividend of $0.30 per share of common stock. The dividend is payable on February 28, 2018 to stockholders of record as of February 12, 2018.

Agreement to Acquire Jive Communications, Inc.

On February 7, 2018, the Company entered into a definitive Agreement and Plan of Merger (the “Jive Merger Agreement”) to acquire all of the outstanding equity of Jive Communications, Inc. (“Jive”), a provider of cloud-based phone systems and Unified Communications services. The transaction is expected to close during the second quarter of 2018, subject to certain regulatory approvals and customary closing conditions, including expiration of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and consent of the Federal Communications Commission. The Company expects to pay $342 million in cash upon close for all outstanding equity interests in Jive, subject to potential working capital and other adjustments as further described in the Jive Merger Agreement. An additional $15 million in cash is payable in contingent payments which are expected to be paid to certain employees of Jive upon their achievement of specified retention milestones over the two-year period following the closing of the transaction. The Company expects to fund the acquisition through a combination of cash and debt. At the time of signing the Jive Merger Agreement, Jive had approximately 600 employees and fiscal year 2017 revenue of approximately $80 million.

Divestiture of Xively

On February 9, 2018, the Company and certain of its subsidiaries entered into an agreement to sell its Xively business for approximately $50 million. This transaction is expected to close in the first quarter of 2018, subject to certain customary closing conditions, and is expected to result in a pre-tax gain of approximately $34 million. The net assets being sold are primarily comprised of $14 million of goodwill allocated to the Xively business. In fiscal year 2017, the Company recorded $3 million of revenue and $13 million of GAAP expense directly related to its Xively business. The sale of the Xively business does not constitute a significant strategic shift that will have a material impact on the Company’s ongoing operations and financial results.

16.	Quarterly Information (Unaudited)

	For the Three Months Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(in thousands, except for per share data)
Statement of Operations Data:
Revenue	$79,734	$83,266	$85,103	$87,965	$187,458	$257,025	$269,267	$276,036
Gross profit	68,534	71,830	73,618	76,585	148,519	203,789	213,662	220,613
Income (loss) from operations	(707)	3,360	(228)	1,988	(34,182)	293	7,161	14,911
Net income (loss)	(1,073)	2,506	(657)	1,862	(18,564)	14,846	9,920	93,321
Net income (loss) per share-basic	$(0.04)	$0.10	$(0.03)	$0.07	$(0.43)	$0.28	$0.19	$1.77
Net income (loss) per share-diluted	$(0.04)	$0.10	$(0.03)	$0.07	$(0.43)	$0.28	$0.19	$1.74

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2017, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2017 based on the specified criteria.

The Company’s Independent Registered Public Accounting Firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2017.

Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

LogMeIn, Inc.

Boston, Massachusetts

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of LogMeIn, Inc. and subsidiaries (the “Company”) as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in the Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2017, of the Company and our report dated February 20, 2018, expressed an unqualified opinion on those financial statements and included an emphasis of a matter paragraph related to the adoption of a new accounting standard.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Boston, Massachusetts

February 20, 2018

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2018 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2017.

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

Information required by this item is incorporated by reference from the information in our proxy statement for the 2018 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2017.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the information in our proxy statement for the 2018 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2017.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2018 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2017.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference from the information in our proxy statement for the 2018 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2017.

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

(a) (3) Exhibits

The exhibits listed in this Exhibit Index are filed (other than exhibits 32.1 and 32.2) as part of this Annual Report on Form 10-K and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit Number	Description

2.1	Stock Purchase Agreement, dated July 31, 2017, by and among the Registrant, LogMeIn, Kft., Nanorep Technologies Ltd., the Shareholders set forth on Exhibit A thereto and Shareholders Representative Services LLC in its capacity as representative of the Shareholders (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on August 1, 2017).**

2.2	Agreement and Plan of Merger, dated as of July 26, 2016, by and among the Registrant, Lithium Merger Sub, Inc., Citrix Systems, Inc. and GetGo, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed by the Registrant on July 28, 2016).**

2.3	Amendment No. 1, dated as of December 8, 2016, to Agreement and Plan of Merger, dated as of July 26, 2016, by and among the Registrant, Lithium Merger Sub, Inc., Citrix Systems, Inc. and GetGo, Inc. (incorporated by reference to Exhibit 2.7 to the Registration Statement on Form S-4/A filed by the Registrant on December 13, 2016).

2.4	Amended and Restated Tax Matters Agreement, dated as of September 13, 2016, by and among the Registant, Citrix Systems, Inc. and GetGo, Inc. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4 filed by the Registrant on September 16, 2016).

2.5	Transition Services Agreement, dated as of January 31, 2017, by and among the Registrant, Citrix Systems, Inc. and GetGo, Inc. (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by the Registrant on February 1, 2017).

2.6	Stock Purchase Agreement, dated October 8, 2015, by and among the Registrant, Marvasol, Inc. (d/b/a “LastPass”), the Stockholders set forth on Exhibit A thereto and Joseph Siegrist in his capacity as the representative of the Stockholders, as amended (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on October 16, 2015).

3.1	Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1/A filed by the Registrant on June 16, 2009).

3.2	Certificate of Amendment to Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed by the Registrant on January 25, 2017).

3.3	Second Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed by the Registrant on September 16, 2016).

4.1	Specimen Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed by the Registrant on June 16, 2009).

10.1	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Registrant’s Form 10-K for the fiscal year ended December 31, 2010).

10.2	Form of Management Incentive Stock Option Agreement under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.23 to the Registration Statement on Form S-1/A filed by the Registrant on June 16, 2009).

10.3	Form of Management Nonstatutory Stock Option Agreement under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.24 to the Registration Statement on Form S-1/A filed by the Registrant on June 16, 2009).

Exhibit Number	Description

10.4	Form of Director Nonstatutory Stock Option Agreement under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 to the Registration Statement on Form S-1/A filed by the Registrant on June 16, 2009).

10.5	Lease Agreement, dated April 11, 2012, between Lincoln Summer Street Venture, LLC and the Registrant (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended March 31, 2012 filed by the Registrant on April 26, 2012).

10.6	Lease Agreement, dated December 19, 2014, between DWF III Synergy, LLC and the Registrant, as assigned to ASB Summer Street Venture, LLC on February 2, 2016 (incorporated by reference to Exhibit 10.18 to the Form 10-K for the fiscal year ended December 31, 2014 filed by the Registrant on February 20, 2015).

10.7	Form of Restricted Stock Unit Agreement under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registrant’s Form 10-Q for the quarter ended June 30, 2012 filed by the Registrant. on July 26, 2012).

10.8	Form of Director Restricted Stock Unit Agreement under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed by the Registrant on June 24, 2013).

10.9	Form of Restricted Stock Unit Agreement (Performance-based Vesting) under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on August 20, 2013).

10.10	Amended and Restated Credit Agreement, dated as of February 1, 2017, by and among LogMeIn, Inc., each of the lenders party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Chase Bank N.A., Wells Fargo Securities, LLC, and RBC Capital Markets, as Joint Bookrunners, Lead Arrangers, and Syndication Agents (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on February 1, 2017).

10.11	Borrower Accession Agreement, dated as of August 10, 2017, among the Registrant, LogMeIn Ireland Holding Company Limited and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on August 10, 2017).

10.12	Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 25, 2017).

10.15	Cooperation Agreement, dated January 31, 2017, by and among the Registrant, Elliott Associates, L.P., Elliott International, L.P. and Elliott International Capital Advisors, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on February 1, 2017).

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit Number	Description

101	The following materials from LogMeIn, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

*	Filed herewith.

**	Exhibits, annexes and schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish a supplemental copy of any omitted exhibit, annex or schedule to the SEC upon request; provided, however, that the Registrant may request confidential treatment pursuant to Rule 24b-2 of the Securities and Exchange Act of 1934, as amended for any exhibit or schedule so furnished.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGMEIN, INC.

By:	/s/ William R. Wagner
William R. Wagner
President & Chief Executive Officer
(Principal Executive Officer)

Date: February 20, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM R. WAGNER William R. Wagner	President, Chief Executive Officer and Director (Principal Executive Officer)	February 20, 2018

/s/ EDWARD K. HERDIECH Edward K. Herdiech	Chief Financial Officer (Principal Financial and Accounting Officer)	February 20, 2018

/s/ STEVEN J. BENSON Steven J. Benson	Director	February 20, 2018

/s/ ROBERT M. CALDERONI Robert M. Calderoni	Director	February 20, 2018

/s/ MICHAEL J. CHRISTENSON Michael J. Christenson	Director	February 20, 2018

/s/ JESSE A. COHN Jesse A. Cohn	Director	February 20, 2018

/s/ EDWIN J. GILLIS Edwin J. Gillis	Director	February 20, 2018

/s/ DAVID J. HENSHALL David J. Henshall	Director	February 20, 2018

/s/ PETER J. SACRIPANTI Peter J. Sacripanti	Director	February 20, 2018

/s/ MICHAEL K. SIMON Michael K. Simon	Director	February 20, 2018