Form 10-Q
period 2018-03-31
LogMeIn, Inc.
filed 2018-04-27
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 23, 2018, there were 52,212,074 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2017	March 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$252,402	$365,180
Accounts receivable (net of allowance of $2,031 and $3,057 as of December 31, 2017 and March 31, 2018, respectively)	93,949	84,369
Prepaid expenses and other current assets	52,473	56,735

Total current assets	398,824	506,284
Property and equipment, net	92,154	90,826
Restricted cash, net of current portion	1,795	1,844
Intangibles, net	1,149,597	1,099,795
Goodwill	2,208,725	2,194,554
Other assets	6,483	33,810
Deferred tax assets	530	256

Total assets	$3,858,108	$3,927,369

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,232	$30,675
Accrued liabilities	82,426	109,672
Deferred revenue, current portion	340,570	380,144

Total current liabilities	445,228	520,491
Long-term debt	—	—
Deferred revenue, net of current portion	6,735	4,777
Deferred tax liabilities	221,407	218,507
Other long-term liabilities	20,997	23,232

Total liabilities	694,367	767,007

Commitments and contingencies (Note 11)
Preferred stock, $0.01 par value — 5,000 shares authorized, 0 shares outstanding as of December 31, 2017 and March 31, 2018
Equity:
Common stock, $0.01 par value - 150,000 shares authorized; 56,043 and 56,230 shares issued; and 52,564 and 52,347 outstanding as of December 31, 2017 and March 31, 2018, respectively	560	562
Additional paid-in capital	3,276,891	3,281,688
Retained Earnings	50,445	85,849
Accumulated other comprehensive income	15,570	21,027
Treasury stock, at cost - 3,479 and 3,883 shares as of December 31, 2017 and March 31, 2018, respectively	(179,725)	(228,764)

Total equity	3,163,741	3,160,362

Total liabilities and equity	$3,858,108	$3,927,369

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2017	2018
Revenue	$187,458	$279,217
Cost of revenue	38,939	62,942

Gross profit	148,519	216,275

Operating expenses
Research and development	33,122	43,116
Sales and marketing	75,768	88,215
General and administrative	49,391	35,443
Gain on disposition of assets	—	(33,910)
Amortization of acquired intangibles	24,420	41,083

Total operating expenses	182,701	173,947

Income (loss) from operations	(34,182)	42,328
Interest income	146	673
Interest expense	(449)	(326)
Other income (expense), net	50	(240)

Income (loss) before income taxes	(34,435)	42,435
(Provision for) benefit from income taxes	15,871	(12,723)

Net income (loss)	$(18,564)	$29,712

Net income (loss) per share:
Basic	$(0.43)	$0.57
Diluted	$(0.43)	$0.56
Weighted average shares outstanding:
Basic	43,570	52,457
Diluted	43,570	53,415
Cash dividend declared per common share	$0.75	$0.30

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended March 31,
	2017	2018
Net income (loss)	$(18,564)	$29,712

Other comprehensive gain (loss):
Net unrealized loss on marketable securities, (net of tax benefit of $3 for the three months ended March 31, 2017)	(5)	—
Net translation gains (losses)	(96)	5,457

Total other comprehensive gain (loss)	(101)	5,457

Comprehensive income (loss)	$(18,665)	$35,169

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2017	2018
Cash flows from operating activities
Net income (loss)	$(18,564)	$29,712
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	14,194	15,966
Depreciation and amortization	40,284	71,290
Gain on disposition of assets, net of transaction costs	—	(36,281)
Benefit from deferred income taxes	(16,456)	(9,353)
Other, net	239	464
Changes in assets and liabilities, excluding effect of acquisitions and dispositions:
Accounts receivable	3,127	9,820
Prepaid expenses and other current assets	(6,898)	4,767
Other assets	88	(2,767)
Accounts payable	3,887	9,646
Accrued liabilities	40,536	19,812
Deferred revenue	44,329	38,685
Other long-term liabilities	1,104	2,212

Net cash provided by operating activities	105,870	153,973

Cash flows from investing activities
Proceeds from sale or disposal or maturity of marketable securities	26,253	—
Purchases of property and equipment	(3,694)	(7,249)
Intangible asset additions	(6,031)	(7,096)
Cash paid for acquisition, net of cash acquired	24,215	—
Restricted cash acquired through acquisitions	917	—
Proceeds from disposition of assets	—	42,394

Net cash provided by investing activities	41,660	28,049

Cash flows from financing activities
Proceeds from issuance of common stock upon option exercises	4,485	63
Payments of withholding taxes in connection with restricted stock unit vesting	(7,621)	(9,230)
Payment of debt issuance costs	(1,793)	—
Dividends paid on common stock	(12,780)	(15,738)
Purchase of treasury stock	(7,465)	(46,901)

Net cash used in financing activities	(25,174)	(71,806)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,551	2,657

Net increase in cash, cash equivalents and restricted cash	124,907	112,873
Cash, cash equivalents and restricted cash, beginning of period	143,335	254,209

Cash, cash equivalents and restricted cash, end of period	$268,242	$367,082

Supplemental disclosure of cash flow information
Cash paid for interest	$105	$—
Cash paid for income taxes	$1,043	$4,738
Noncash investing and financing activities
GoTo Business purchase consideration paid in equity	$2,921,179	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,168	$2,657
Withholding taxes in connection with restricted stock unit vesting in accrued liabilities	$3,060	$1,999
Purchases of treasury stock included in accrued liabilities	$—	$2,137
Purchases of intangible assets included in accrued liabilities	$—	$2,500

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of the Business

LogMeIn, Inc., which we refer to herein as LogMeIn or the Company, provides a portfolio of cloud-based communication and collaboration, identity and access, and customer engagement and support solutions designed to simplify how people connect with each other and the world around them to drive meaningful interactions, deepen relationships, and create better outcomes for individuals and businesses. The Company is headquartered in Boston, Massachusetts with additional locations in North America, South America, Europe, Asia and Australia.

On January 31, 2017, the Company completed a merger with a wholly-owned subsidiary of Citrix Systems, Inc., or Citrix, pursuant to which the Company combined with Citrix’s GoTo family of service offerings known as the GoTo Business in a Reverse Morris Trust transaction which we refer to herein as the Merger. For additional information regarding the Merger, see Note 4 below.

2. Summary of Significant Accounting Policies

Principles of Consolidation — The accompanying condensed consolidated financial statements include the results of operations of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. The Company has prepared the accompanying condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, or GAAP.

Unaudited Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited and have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read along with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 20, 2018. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

Recently Adopted Accounting Pronouncements

On January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB’s EITF), referred to herein as ASU 2016-18, which requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. The adoption of ASU 2016-18 impacted the presentation of the condensed consolidated statement of cash flows with the inclusion of restricted cash for each of the presented periods.

Cash and cash equivalents subject to contractual restrictions and not readily available for use are classified as restricted cash. The Company’s restricted cash balances are primarily made up of cash posted as collateral for its worldwide facility leases. The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheet as of December 31, 2015, 2016 and 2017 and March 31, 2017 and 2018, to the total of the amounts reported in the condensed consolidated statement of cash flows included herein (in thousands):

	As of December 31,			As of March 31,
	2015	2016	2017	2017	2018
Cash and cash equivalents	$123,143	$140,756	$252,402	$266,723	$365,180
Restricted cash, current, included in prepaid expenses and other current assets	—	98	12	151	58
Restricted cash, net of current portion	2,468	2,481	1,795	1,368	1,844

Cash, cash equivalents and restricted cash	$125,611	$143,335	$254,209	$268,242	$367,082

In May 2014, the Financial Accounting Standards Board, or FASB, issued ASU 2014-09, Revenue from Contracts with Customers, and has since issued several additional amendments thereto (collectively referred to herein as ASC 606) which became effective for the Company on January 1, 2018. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes Accounting Standards Codification Topic 605, Revenue Recognition, or ASC 605, including industry-specific guidance. The new standard requires entities to apportion consideration from contracts to performance obligations on a relative standalone selling price basis, based on a five-step model. Under ASC 606, revenue is recognized when a customer obtains control of a promised good or service and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for the good or service. In addition, ASC 606 also includes subtopic ASC 340-40, Other Assets and Deferred Costs- Contracts with Customers, referred to herein as ASC 340-40, which provides guidance on accounting for certain revenue related costs including costs associated with obtaining and fulfilling a contract, discussed further below.

Revenue recognition from the Company’s primary revenue streams remained substantially unchanged following adoption of ASC 606 and therefore did not have a material impact on its revenues. The Company also considered the impact of ASC 606 subtopic ASC 340-40. Prior to the adoption of ASC 606, the Company expensed commission costs and related fringe benefits as incurred. Under ASC 340-40, the Company is required to capitalize and amortize incremental costs of obtaining a contract, such as sales commissions and related fringe benefits, over the period of benefit, which the Company has calculated to be three years. Incremental costs of obtaining a contract are recognized as an asset if the costs are expected to be recovered. The period of benefit was determined based on an average customer contract term, technology changes, and the company’s ability to retain customers. Sales commissions for renewal contracts are deferred and amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in sales and marketing expense on the condensed consolidated statements of operations.

On January 1, 2018, the Company adopted ASC 606 using the modified retrospective transition method which resulted in an adjustment to retained earnings for the cumulative effect of applying the standard to all contracts not completed as of the adoption date. Upon adoption, prepaid expenses and other current assets increased by $10.7 million due to the capitalization of the current portion of sales commissions and other assets increased by $17.3 million due to the capitalization of the noncurrent portion of sales commissions. Deferred tax liabilities increased by $6.6 million due to temporary differences between the accounting and tax carrying values of the capitalized commissions. Retained earnings increased by $21.4 million as a net result of these adjustments. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

The Company has elected the use of practical expedients in its adoption of the new standard, which includes continuing to record revenue reported net of applicable taxes imposed on the related transaction and the application of the standard to all contracts not completed as of the adoption date.

The following tables summarize the impact of adopting ASC 606 on the Company’s condensed consolidated financial statements during the three months ended and as of March 31, 2018 (in thousands):

	As of March 31, 2018
	As Reported	Adjustments	Balance Without Adoption of ASC 606
Condensed Consolidated Balance Sheet
Assets
Prepaid expenses and other current assets	$56,735	$(14,051)	$42,684
Other assets	33,810	(20,003)	13,807
Liabilities
Deferred tax liabilities	$218,507	$(7,955)	$210,552
Equity
Retained earnings	$85,849	$(26,098)	$59,751

	Three Months Ended March 31, 2018
	As Reported	Adjustments	Balance Without Adoption of ASC 606
Condensed Consolidated Statement of Operations
Sales and marketing	$88,215	$5,967	$94,182
(Provision for) benefit from income taxes	$(12,723)	$1,391	$(11,332)
Net income (loss)	$29,712	$(4,576)	$25,136
Net income (loss) per share
Basic	$0.57	$(0.09)	$0.48
Diluted	$0.56	$(0.09)	$0.47

	Three Months Ended March 31, 2018
	As Reported	Adjustments	Balance Without Adoption of ASC 606
Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities
Net income	$29,712	$(4,576)	$25,136
Benefit from deferred income taxes	(9,353)	(1,391)	(10,744)
Prepaid expenses and other current assets	4,767	3,362	8,129
Other assets	(2,767)	2,605	(162)
Net cash provided by operating activities	153,973	—	153,973

Costs to Obtain and Fulfill a Contract — The Company’s incremental costs of obtaining a contract consist of sales commissions and their related fringe benefits. Sales commissions and fringe benefits paid on renewals are not commensurate with sales commissions paid on the initial contract, but they are commensurate with each other. Sales commissions and fringe benefits are deferred and amortized on a straight-line basis over the period of benefit, which the Company has estimated to be three years, for initial contracts and are amortized over the renewal period for renewal contracts, typically one year. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and the Company’s ability to retain customers. Deferred commissions are classified as current or noncurrent assets based on the timing the expense will be recognized. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and other assets, respectively, in the Company’s condensed consolidated balance sheets. As of March 31, 2018, the Company had $14.1 million of current deferred commissions and $20.0 million of noncurrent deferred commissions. Commissions expense is primarily included in sales and marketing expense on the condensed consolidated statements of operations. The Company had amortization expense of $3.3 million related to deferred commissions during the three months ended March 31, 2018. Other costs incurred to fulfill contracts have been immaterial to date.

Revenue Recognition — The Company derives its revenue primarily from subscription fees for its premium subscription software services and, to a lesser extent, usage fees from audio services. Revenue is reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction including mandatory government charges that are passed through to the Company’s customers. Revenue is recognized when control of these services is transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those services.

The Company determines revenue recognition through the following five steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, performance obligations are satisfied

The Company accounts for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

Disaggregated Revenue — The Company disaggregates revenue from contracts with customers by geography and product grouping, as it believes it best depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors.

The Company’s revenue by geography (based on customer address) is as follows (in thousands):

	Three Months Ended March 31,
	2017	2018
Revenues:
United States	$141,178	$211,754
United Kingdom	11,496	14,066
International—all other	34,784	53,397

Total revenue	$187,458	$279,217

The Company’s revenue by product grouping is as follows (in thousands):

	Three Months Ended March 31,
	2017	2018
Revenues:
Communications and collaboration	$89,733	$149,907
Identity and access	60,546	84,670
Customer engagement and support	37,179	44,640

Total revenue	$187,458	$279,217

Performance Obligations

Premium Subscription Services — Revenue from the Company’s premium subscription services represent a single promise to provide continuous access (i.e. a stand-ready obligation) to its software solutions and their processing capabilities in the form of a service through one of the Company’s data centers. The Company’s software cannot be run on another entity’s hardware and customers do not have the right to take possession of the software and use it on their own or another entity’s hardware.

As each day of providing access to the software is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, the Company has determined that its premium subscription services arrangements include a single performance obligation comprised of a series of distinct services. Revenue from the Company’s premium subscription services is recognized over time on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Subscription periods range from monthly to multi-year, with the majority of contracts being one year, billed annually in advance, and non-cancelable.

Audio Services — Revenue from the Company’s audio services represent a single promise to stand-ready to provide access to the Company’s platform. As each day of providing audio services is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, the Company has determined that its audio services arrangements include a single performance obligation comprised of a series of distinct services. These audio services may include fixed consideration, variable consideration or a combination of the two. Variable consideration in these arrangements is typically a function of the corresponding rate per minute. The Company allocates the variable amount to each distinct service period within the series and recognize revenue as each distinct service period is performed (i.e., recognized as incurred).

Accounts Receivable, Net — Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $5.1 million and $3.0 million are included in this balance at December 31, 2017 and March 31, 2018, respectively. The payment of consideration related to these unbilled receivables is subjected only to the passage of time.

Contract Assets and Contract Liabilities — Contract assets and contract liabilities (deferred revenue) are reported net at the contract level for each reporting period.

Contract Assets — Contract assets primarily relate to unbilled amounts typically resulting from sales contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. The contract assets are transferred to accounts receivable when the rights become unconditional. There are no contract assets as of December 31, 2017 and March 31, 2018.

Contract Liabilities (Deferred Revenue) — Deferred revenue primarily consists of billings and payments received in advance of revenue recognition. The Company primarily bills and collects payments from customers for its services in advance on a monthly and annual basis. The Company initially records subscription fees as deferred revenue and then recognizes revenue as performance obligations are satisfied, over the subscription period. Typically, subscriptions automatically renew at the end of the subscription period unless the customer specifically terminates it prior to the end of the period. Deferred revenue to be recognized within the next twelve months is included in current deferred revenue, and the remaining is included in long-term deferred revenue in the condensed consolidated balance sheets.

For the three months ended March 31, 2018, revenue recognized related to deferred revenue at January 1, 2018 was approximately $154 million. Approximately $503 million of revenue is expected to be recognized from remaining performance obligations as of March 31, 2018.

Changes in contract balances for the three months ended March 31, 2018 are as follows (in thousands):

	Deferred Revenue
	Current	Non-Current
Balance as of January 1, 2018	$340,570	$6,735
Increase (decrease), net	39,574	(1,958)

Balance as of March 31, 2018	$380,144	$4,777

Concentrations of Credit Risk and Significant Customers — The Company’s principal credit risk relates to its cash, cash equivalents, restricted cash and accounts receivable. Cash, cash equivalents and restricted cash are deposited primarily with financial institutions that management believes to be of high-credit quality. To manage accounts receivable credit risk, the Company regularly evaluates the creditworthiness of its customers and maintains allowances for potential credit losses. To date, losses resulting from uncollected receivables have not exceeded management’s expectations.

For the three months ended March 31, 2017 and 2018, no customer accounted for more than 10% of revenue. As of December 31, 2017 and March 31, 2018, no customer accounted for more than 10% of accounts receivable.

Segment Data — Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the chief operating decision-maker or decision-making group when making decisions regarding resource allocation and assessing performance. The Company’s chief operating decision maker is its Chief Executive Officer. The Company, whose management uses consolidated financial information in determining how to allocate resources and assess performance, has determined that it operates in one segment.

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At March 31, 2017, marketable securities consisted of U.S. government agency securities and corporate bonds that had remaining maturities within two years and have an aggregate amortized cost of $29.4 million and an aggregate fair value of $29.4 million, including $1,000 of unrealized gains and $34,000 of unrealized losses. The Company did not have any marketable securities as of December 31, 2017 or March 31, 2018.

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of November 30, 2017, our measurement date, the fair value of the Company as a whole exceeded the carrying amount of the Company. Through March 31, 2018, no events have been identified indicating an impairment.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through March 31, 2018, the Company recorded no material impairments.

Foreign Currency Translation — The functional currency of operations outside the United States of America is deemed to be the currency of the local country, unless it is otherwise determined that the United States dollar would serve as a more appropriate functional currency given the economic operations of the entity. Accordingly, the assets and liabilities of the Company’s foreign subsidiaries are translated into United States dollars using the period-end exchange rate, and income and expense items are translated using the average exchange rate during the period. Cumulative translation adjustments are reflected as a separate component of equity. Foreign currency transaction gains and losses are charged to operations.

Derivative Financial Instruments — The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The Company uses foreign currency forward contracts to manage exposure to fluctuations in foreign exchange rates that arise from receivables and payables denominated in foreign currencies. The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in net foreign currency gains and losses.

As of December 31, 2017 and March 31, 2018, the Company had outstanding forward contracts with notional amounts equivalent to the following (in thousands):

Currency Hedged	December 31, 2017	March 31, 2018
Euro / Canadian Dollar	$556	$654
Euro / U.S. Dollar	4,208	4,961
Euro / British Pound	5,926	5,336
Israeli Shekel / Hungarian Forint	8,008	—

Total	$18,698	$10,951

The Company had a net foreign currency gain of $0.1 million for the three months ended March 31, 2017 and a net foreign currency loss of $0.2 million for the three months ended March 31, 2018, respectively, which are included in other income (expense), net in the condensed consolidated statements of operations.

Stock-Based Compensation — The Company values all stock-based compensation, including grants of stock options and restricted stock units, at fair value on the date of grant and recognizes the expense over the requisite service period, which is generally the vesting period of the award, for those awards expected to vest, on a straight-line basis.

Income Taxes — Deferred income taxes are provided for the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and operating loss carryforwards and credits using enacted tax rates expected to be in effect in the years in which the differences are expected to reverse. At each balance sheet date, the Company assesses the likelihood that deferred tax assets will be realized and recognizes a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be realized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction.

The Company evaluates its uncertain tax positions based on a determination of whether and how much of a tax benefit taken by the Company in its tax filings is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense.

Guarantees and Indemnification Obligations — As permitted under Delaware law, the Company has agreements whereby the Company indemnifies certain of its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. As permitted under Delaware law, the Company also has similar indemnification obligations under its certificate of incorporation and by-laws. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has directors’ and officers’ insurance coverage that the Company believes limits its exposure and enables it to recover a portion of any future amounts paid.

In the ordinary course of business, the Company enters into agreements with certain customers that contractually obligate the Company to provide indemnifications of varying scope and terms with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements, from the services provided by the Company or claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is, in many cases, unlimited. Through March 31, 2018, the Company has not experienced any losses related to these indemnification obligations.

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

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net loss per share because they had an anti-dilutive impact (in thousands):

	Three Months Ended March 31,
	2017	2018
Options to purchase common shares	234	—
Restricted stock units	1,806	—

Total options and restricted stock units	2,040	—

Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share data):

	Three months ended March 31,
	2017	2018
Net income (loss)	$(18,564)	$29,712

Basic:
Weighted average common shares outstanding, basic	43,570	52,457

Net income (loss) per share, basic	$(0.43)	$0.57

Diluted:
Weighted average common shares outstanding	43,570	52,457
Add: Common stock equivalents	—	958

Weighted average common shares outstanding, diluted	43,570	53,415

Net income (loss) per share, diluted	$(0.43)	$0.56

Recently Issued Accounting Pronouncements

On February 25, 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02, which will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. Leases will be classified as either operating or finance, and classification will be based on criteria similar to current lease accounting, but without explicit bright lines. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. Although the Company is currently assessing the impact of adoption of ASU 2016-02 on its consolidated financial statements, the Company currently believes the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company’s balance sheet for operating leases.

On January 26, 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity’s testing of reporting units for goodwill impairment, and that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual reporting periods beginning after January 1, 2020 and interim periods within those fiscal years. The Company is currently assessing the potential impact of the adoption of ASU 2017-04 on its condensed consolidated financial statements.

On February 15, 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), or ASU 2018-02, which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, or the U.S. Tax Act. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the potential impact of adoption of ASU 2018-02 on its condensed consolidated financial statements.

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

A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

Money market funds and time deposits are classified within Level 1 of the fair value hierarchy because they are valued based on quoted market prices in active markets.

Certificates of deposit, commercial paper and certain U.S. government agency securities are classified within Level 2 of the fair value hierarchy. These instruments are valued based on quoted prices in markets that are not active or based on other observable inputs consisting of market yields, reported trades and broker/dealer quotes.

The principal market in which the Company executes foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants are usually large financial institutions. The Company’s foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.

The Company’s significant financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents — money market funds	$148,120	$10,000	$—	$158,120
Financial liabilities:
Forward contracts ($18.7 million notional amount)	—	29	—	29

	Fair Value Measurements at March 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents — money market funds	$230,287	$—	$—	$230,287
Forward contracts ($11.0 million notional amount)	—	34	—	34

4. Acquisitions

Acquisition-Related Costs

Acquisition-related costs were $31.9 million and $5.1 million for the three months ended March 31, 2017 and 2018, respectively. Acquisition-related costs are associated with the acquisitions of businesses and intellectual property and include transaction, transition and integration-related charges (including legal, accounting and other professional fees, severance, and retention bonuses) and subsequent adjustments to the Company’s initial estimated amount of contingent consideration associated with acquisitions. Acquisition-related costs for the three months ended March 31, 2017 were primarily related to the Merger and included $17.1 million in transaction, transition and integration-related expenses, $7.9 million in integration-related severance costs and $6.9 million of retention-based bonuses as well as $1.6 million related to the Company’s 2015 and 2016 acquisitions. Acquisition-related costs for the three months ended March 31, 2018 were primarily related to $0.5 million of Merger-related transition and integration-related expenses, $2.1 million in integration-related severance costs as well as $1.5 million of transaction and integration-related expenses for the acquisition of Jive Communications, Inc., which closed on April 3, 2018, and $1.0 million of retention-based bonuses primarily related to the Nanorep acquisition described below.

2017 Acquisitions

Nanorep Technologies Ltd.

On July 31, 2017, the Company, through its wholly-owned Hungarian subsidiary, acquired all of the outstanding equity interests in Nanorep Technologies Ltd., or Nanorep, an Israeli provider of artificial intelligence, chatbot and virtual assistant services, for $43.2 million, net of cash acquired. Additionally, the Company expects to pay up to $5 million in cash to certain employees of Nanorep contingent upon their continued service over the two-year period following the closing of the acquisition and, in some cases, the achievement of specified performance conditions. At the time of the acquisition, Nanorep had approximately 55 employees and annualized revenue of approximately $5 million. The operating results of Nanorep, which have been included in the Company’s results since the date of the acquisition are not material. Accordingly, pro forma financial information for the business combination has not been presented.

GetGo Merger

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

The operations of the GoTo Business are included in the Company’s operating results since the date of acquisition. Since the Merger, the operating costs of the GoTo Business have been integrated with the operating costs of the Company and therefore, the Company has not provided operating income for the GoTo Business. Further, in 2018, stand-alone GoTo Business revenue will not be reported as the Company’s continued integration of its go-to-market strategy has made this metric not comparable to prior periods. During the three months ended March 31, 2017 and 2018, the Company recorded amortization of acquired intangibles of $31.0 million and $56.2 million, respectively, and acquisition-related transaction, transition and integration costs directly attributable to the Merger of $30.3 million and $2.7 million, respectively, within its condensed consolidated financial statements.

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

Unaudited Pro Forma Financial Information (in millions)

	Three Months Ended March 31, 2017 (unaudited)
	As Reported	Pro Forma
Revenue	$187.5	$258.4
Net income (loss)	$(18.6)	$11.2
Net income (loss) per share:
Basic	$(0.43)	$0.21
Diluted	$(0.43)	$0.21
Weighted average shares outstanding:
Basic	43.6	52.5
Diluted	43.6	53.7

5. Divestitures

Divestiture of Xively

On February 9, 2018, the Company and certain of its subsidiaries entered into an agreement to sell its Xively business. On March 20, 2018, the Company completed the sale for consideration of $49.9 million, comprised of $42.4 million of cash received in the first quarter of 2018 and $7.5 million of receivables held back as an escrow by the buyer as an exclusive security in the event of the Company’s breach of any of the representations and warranties in the definitive agreement. The $7.5 million receivable, due in September 2019, was recorded at a net present value of $7.2 million in other assets on the condensed consolidated balance sheet.

The Xively disposition resulted in a gain of $33.9 million recorded in the first quarter of 2018, comprised of the present value of the $49.6 million received as consideration less net assets disposed of $13.3 million and transaction costs of $2.4 million. The net assets disposed are primarily comprised of $14.0 million of goodwill allocated to the Xively business. In fiscal year 2017, the Company recorded approximately $3 million of revenue and $13 million of operating expense directly related to its Xively business. The sale of the Xively business does not constitute a significant strategic shift that will have a material impact on the Company’s ongoing operations and financial results.

6. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill during the three months ended March 31, 2018 are primarily due to the reduction of goodwill resulting from the divestiture of the Xively business. For additional information regarding the Xively divestiture, see Note 5 to the condensed consolidated financial statements.

Changes in goodwill for the three months ended March 31, 2018 are as follows (in thousands):

Balance, January 1, 2018	$2,208,725
Goodwill resulting from the divestiture of Xively business	(14,000)
Foreign currency translation adjustments	(171)

Balance, March 31, 2018	$2,194,554

Intangible assets consist of the following (in thousands):

	December 31, 2017			March 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life Remaining (in years)
Identifiable intangible assets:
Customer relationships	$810,779	$135,715	$675,064	$813,125	$173,781	$639,344	6.8
Technology	453,372	64,021	389,351	452,109	78,973	373,136	7.6
Trade names and trademarks	70,630	10,073	60,557	70,950	12,656	58,294	7.8
Other	1,360	1,323	37	3,581	1,081	2,500	7.8
Internally developed software	38,153	13,565	24,588	41,961	15,440	26,521	1.5

	$1,374,294	$224,697	$1,149,597	$1,381,726	$281,931	$1,099,795

During the three months ended March 31, 2018, the Company entered into an agreement to acquire a domain name for $2.5 million, which was paid in April 2018. The Company also capitalized $6.0 million and $7.1 million during the three months ended March 31, 2017 and 2018, respectively, of costs related to internally developed software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services.

The Company is amortizing its intangible assets based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. Amortization relating to technology and internally developed software is recorded within cost of revenues and the amortization of trade names and trademarks, customer relationships, and domain names (other) is recorded within operating expenses. Amortization expense for intangible assets consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2018
Cost of revenue:
Amortization of internally developed software	$778	$4,394
Amortization of acquired intangibles (1)	9,140	17,885

Sub-Total amortization of intangibles in cost of revenue	9,918	22,279
Amortization of acquired intangibles (1)	24,420	41,083

Total amortization of intangibles	$34,338	$63,362

(1)	Total amortization of acquired intangibles was $33.6 million and $59.0 million for the three months ended March 31, 2017 and 2018, respectively.

Future estimated amortization expense for intangible assets at March 31, 2018 is as follows (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2018 (nine months ending December 31)	$191,887
2019	237,123
2020	198,025
2021	161,944
2022	126,319
Thereafter	184,497

Total	$1,099,795

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2017	March 31, 2018
Marketing programs	$6,883	$11,067
Payroll and payroll-related	30,204	36,599
Professional fees	5,353	5,520
Acquisition-related	6,783	5,808
Other accrued liabilities	33,203	50,678

Total accrued liabilities	$82,426	$109,672

Acquisition-related costs include transaction, transition and integration-related fees and expenses and contingent retention-based bonus costs.

8. Income Taxes

The Company recorded a benefit for federal, state, and foreign taxes of $15.9 million on a loss before income taxes of $34.4 million (46% effective tax rate) and a provision of $12.7 million on a profit before income taxes of $42.4 million (30% effective tax rate) for the three months ended March 31, 2017 and 2018, respectively. The effective income tax rates for the three months ended March 31, 2017 and 2018 were impacted by profits earned in certain foreign jurisdictions, primarily the Company’s Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the three months ended March 31, 2017 and 2018 was also impacted by $2.3 million and $1.7 million, respectively, of excess tax deductions on stock compensation recorded as discrete tax benefits and a $2.3 million tax benefit and a $1.4 million tax provision, respectively, related to discrete integration activities. During the three months ended March 31, 2018, the Company recorded a discrete income tax provision of $9.2 million on a pre-tax gain on disposition of assets of $33.9 million as a result of the divestiture of the Xively business.

As a result of the Tax Cuts and Jobs Act of 2017, or the U.S. Tax Act, in the fourth quarter of 2017, the Company calculated its best estimation of the impact of the U.S. Tax Act and recognized a one-time mandatory transition tax of $14.8 million on cumulative foreign subsidiary earnings, remeasured the Company’s U.S. deferred tax assets and liabilities, which resulted in a benefit from income taxes of $105.1 million, and reassessed the net realizability of the Company’s deferred tax assets and liabilities, which resulted in a tax provision of $4.7 million.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Act. The ultimate impact of the U.S. Tax Act may differ from this estimate, possibly materially, due to changes in interpretations and assumptions, guidance that may be issued and actions the Company may take in response to the U.S. Tax Act. The U.S. Tax Act is highly complex and the Company will continue to assess the impact that various provisions will have on its business. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. For the three months ended March 31, 2018, the Company recorded a $0.7 million tax provision to increase its one-time mandatory transition tax estimate to $15.5 million (from $14.8 million recorded in the fourth quarter of 2017).

Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, the Company estimates deferred tax assets, current tax liabilities and deferred tax liabilities, and the Company assesses temporary differences resulting from differing treatment of items for tax and accounting purposes. As of March 31, 2018, the

Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary (this entity has historical tax losses) and for a portion of its California and Massachusetts state net operating losses. The Company concluded it was not more likely than not that these deferred tax assets are realizable.

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

Although the Company believes its tax estimates are appropriate, the final determination of tax audits could result in material changes in its estimates. The Company has recorded a liability related to uncertain tax positions of $5.1 million and $5.6 million as of December 31, 2017 and March 31, 2018, respectively. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision, which was $14,000 and $25,000 of interest expense for the three months ended March 31, 2017 and 2018, respectively.

9. Common Stock and Equity

On February 23, 2017, the Company’s Board of Directors approved a three-year capital return plan intended to return up to $700 million to stockholders through a combination of share repurchases and dividends. During the first quarter of 2018, the Company paid a cash dividend of $0.30 per share on February 28, 2018 to stockholders of record as of February 12, 2018. The Company’s Board of Directors will continue to review this capital return plan for potential modifications based on the Company’s financial performance, business outlook and other considerations. The timing and number of shares to be repurchased and/or the amount of cash dividends to be paid to the Company’s stockholders pursuant to the capital return plan will depend upon prevailing market conditions and other factors. Additionally, the Company’s credit facility contains certain financial and operating covenants that may restrict its ability to pay dividends in the future.

The Company paid cash dividends per share during the periods presented as follows:

	Year Ended December 31, 2017		Year Ended December 31, 2018
	Dividends Per Share	Amount (in millions)	Dividends Per Share	Amount (in millions)
First quarter (1)	$0.50	$12.8	$0.30	$15.7
Second quarter	0.25	13.2
Third quarter	0.25	13.2
Fourth quarter	0.25	13.2

Total cash dividends paid	$1.25	$52.4

(1)	The dividend paid in the first quarter of fiscal 2017 was the third of three special cash dividends announced and paid in anticipation of the completion of the GoTo Merger. The first two-special cash dividends were declared and paid in 2016.

For the three months ended March 31, 2017 and 2018, the Company repurchased 76,660 and 404,022 shares of its common stock at an average price of $97.38 and $121.38 per share, respectively, for a total cost of $7.5 million and $49.0 million, respectively.

10. Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan, or 2009 Plan, is administered by the Board of Directors and the Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. The Company awards restricted stock units as its principal equity incentive award. Restricted stock units with time-based vesting conditions generally vest over a three-year period while restricted stock units with market-based or performance-based vesting conditions generally vest over two- or three-year periods. Until 2012, the Company generally granted stock options as the principal equity incentive award. Options generally vest over a four-year period and expire ten years from the date of grant. Certain stock-based awards provide for accelerated vesting if the Company experiences a change in control.

Effective on January 31, 2017, the Company’s stockholders approved an amendment and restatement of the Company’s 2009 Stock Incentive Plan, which increased the number of shares of the Company’s common stock that may be issued under the 2009 Plan by an additional 4.5 million shares and extended the term of the plan to December 5, 2026. As of March 31, 2018, 7.3 million shares remained available for grant under the 2009 Plan.

The following table summarizes stock option activity during the three months ended March 31, 2018 (shares and intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2018	172	$30.33	3.7	$14,520

Granted	—	—
Exercised	(3)	18.34	—	$352

Forfeited	—	—

Outstanding, March 31, 2018	169	$30.57	3.4	$14,366

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $114.50 per share on December 31, 2017 and $115.55 per share on March 31, 2018, or at time of exercise, and the exercise price of the options.

During the three months ended March 31, 2018, the Company granted 17,625 time-based restricted stock units. Time-based restricted stock units generally vest one-third every year for three years and are valued on the grant date using the grant date closing price of the underlying shares.

Since 2013, the Company has granted to certain key executives restricted stock unit awards with market-based vesting conditions, which we refer to herein as TSR Units. These TSR Units are tied to the individual executive’s continued employment with the Company throughout the applicable performance period and the level of the Company’s achievement of a pre-established relative total shareholder return, or TSR, goal, as measured over an applicable performance period ranging from two to three years as compared to the TSR realized for that same period by a well-known stock index. The number of shares that may vest under these TSR Units may range from 0% to 200% of the target number of shares granted depending on the Company’s level of achievement of its TSR goal. Compensation cost for TSR Units is recognized on a straight-line basis over the requisite service period and is recognized regardless of the actual number of awards that are earned based on the level of achievement of the market-based vesting condition. For the TSR Units awarded in February 2016, the Company achieved 200% of its TSR goal for the two-year performance period ended February 2018, resulting in an additional 18,750 shares being earned and vested during the period ended March 31, 2018.

The following table summarizes restricted stock unit activity, including market-based TSR Units during the three months ended March 31, 2018 (shares in thousands):

	Number of shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2018	1,689	$90.91
Restricted stock units granted	18	116.65
Restricted stock units earned	19
Restricted stock units vested	(277)	74.43
Restricted stock units forfeited	(63)	83.65

Unvested as of March 31, 2018	1,386	$94.47

As of March 31, 2018, 101,988 TSR Units and 81,915 restricted stock units with performance-based vesting conditions were outstanding.

The Company recognized stock-based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table (in thousands):

	Three Months Ended March 31,
	2017	2018
Cost of revenue	$1,014	$1,216
Research and development	4,429	4,943
Sales and marketing	3,606	3,695
General and administrative	5,145	6,112

	$14,194	$15,966

As of March 31, 2018, there was $84.3 million of total unrecognized share-based compensation cost related to unvested stock awards which are expected to be recognized over a weighted average period of 1.8 years.

11. Commitments and Contingencies

Operating Leases — As of March 31, 2018, the Company had operating lease agreements for offices in the United States, Hungary, Germany, Australia, the United Kingdom, Ireland, Israel and India that expire at various dates through 2028.

Rent expense under all leases was $4.7 million and $5.1 million for the three months ended March 31, 2017 and 2018, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements totaled $7.9 million and $9.0 million for the three months ended March 31, 2017 and 2018, respectively.

As of March 31, 2018, future minimum lease payments under non-cancelable operating leases including one-year commitments associated with the Company’s hosting services arrangements are approximately (in thousands):

Years Ending December 31
2018 (nine months ending December 31)	$34,255
2019	32,472
2020	26,177
2021	19,840
2022	14,578
Thereafter	34,694

Total minimum lease payments	$162,016

Litigation — The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

In February 2006, ‘01 Communiqué, or ‘01, filed a patent infringement lawsuit against Citrix and Citrix Online, LLC in the United States District Court for the Northern District of Ohio (Case No. 1:06-cv-253), claiming that certain GoTo remote access service offerings, which have since been acquired by the Company as part of the Merger, infringed U.S. Patent No. 6,928,479, or the ‘479 Patent, which is allegedly owned by ‘01. In January 2016, an Ohio jury rendered a verdict that the GoTo services had not infringed the ‘479 Patent. The District Court affirmed the jury’s findings and denied ‘01’s request for a new trial. On March 30, 2017, ’01 initiated an appeal of this ruling and a hearing was held on February 8, 2018 at the United State Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the District Court’s ruling on April 26, 2018. ‘01 has 30 days to petition for a rehearing en banc. The Company believes it has meritorious defenses to this claim and intends to defend it vigorously. Given the inherent unpredictability of litigation, the Company is unable to predict the outcome of this litigation or reasonably estimate a possible loss or range of loss associated with this litigation at this time.

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

12. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and changes in unrealized losses and gains (net of tax) on marketable securities. The Company has determined that the undistributed earnings of all of its foreign subsidiaries, except for 100% of the current and prior year earnings and foreign currency translation adjustments related to those earnings, will continue to be indefinitely reinvested outside the United States for any additional outside basis differences inherent in these entities. Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and, as of December 31, 2017 and March 31, 2018, was comprised of cumulative translation adjustment gains of $15.6 million and $21.0 million, respectively. There were no material reclassifications to earnings in the three months ending March 31, 2017 and 2018.

13. Credit Facility

On February 1, 2017, the Company entered into an Amended and Restated Credit Agreement, or the Amended Credit Agreement, which increased the Company’s secured revolving credit facility from $150 million to $400 million in the aggregate and permits the Company to increase the revolving credit facility and/or enter into one or more tranches of term loans up to an additional $200 million. On March 23, 2018, the Company entered into a borrower accession agreement with its wholly-owned subsidiary, LogMeIn USA, Inc. and JPMorgan Chase Bank, N.A. acting in its capacity as administrative agent, pursuant to which LogMeIn USA, Inc. became a borrower under the Company’s existing multi-currency Amended and Restated Credit Agreement. The credit facility matures February 1, 2022. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty. The Company and its subsidiaries expect to use the credit facility for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital. There were no outstanding borrowings as of March 31, 2018.

Loans under the Amended Credit Agreement bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company as described below. The quarterly commitment fee on the undrawn portion of the credit facility ranges from 0.15% to 0.30% per annum, based upon the Company’s total leverage ratio.

The Amended Credit Agreement contains customary affirmative and negative covenants, subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Amended Credit Agreement. As of March 31, 2018, the Company was in compliance with all financial and operating covenants of the Amended Credit Agreement.

Any failure to comply with the financial or operating covenants of the Amended Credit Agreement would prevent the Company from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility.

As of March 31, 2018, the Company had $2.1 million of origination costs recorded in other assets on the accompanying condensed consolidated balance sheet. As permitted by ASU 2015-15, the Company presents debt issuance costs as an asset and subsequently amortizes the deferred debt issuance costs ratably over the term of the credit facility.

14. Subsequent Events

Cash Dividend

On April 24, 2018, the Company’s Board of Directors declared a cash dividend of $0.30 per share of common stock. The dividend is payable on May 25, 2018 to stockholders of record as of May 9, 2018.

Agreement to Acquire Jive Communications, Inc.

On April 3, 2018, the Company’s wholly-owned subsidiary, LogMeIn USA, Inc., acquired Jive Communications, Inc., or Jive, a provider of cloud-based phone systems and Unified Communications services, pursuant to an Agreement and Plan of Merger dated February 7, 2018. As a result of the acquisition, Jive became a wholly-owned subsidiary of LogMeIn USA, Inc. LogMeIn USA, Inc. paid approximately $342 million in cash (net of cash acquired) to complete the acquisition, subject to a working capital adjustment following the closing. In addition, LogMeIn USA, Inc. is expected to pay up to $15 million in cash contingent payments to certain employees of Jive upon the achievement of specified retention milestones over the two-year period following the closing. The Company funded the acquisition through a combination of cash on-hand and $200 million of borrowings under its Amended Credit Agreement. At the time of closing, Jive had approximately 700 employees and fiscal year 2017 revenue was approximately $80 million. The Company has not yet completed its acquisition accounting for this transaction.

Credit Facility

On April 2, 2018, the Company borrowed $200 million, or the Loan, under the Amended Credit Agreement to partially fund the acquisition of Jive. As of April 2, 2018, the annual rate on the Loan was 3.19% (which will reset on May 3, 2018).

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited condensed consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2017 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 20, 2018. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

Overview

LogMeIn simplifies how people connect with each other and the world around them to drive meaningful interactions, deepen relationships, and create better outcomes for individuals and businesses. A market leader in communication and collaboration, identity and access, and customer engagement and support solutions, LogMeIn has millions of customers spanning virtually every country across the globe. LogMeIn is headquartered in Boston, Massachusetts with additional locations in North America, South America, Europe, Asia and Australia.

We offer both free and fee-based, or premium, subscription software services. Sales of our premium services are generated through online search, word-of-mouth referrals, web-based advertising, off-line advertising, broadcast advertising, public relations, the conversion of free users and expiring free trials to paid subscriptions and direct marketing to new and existing customers. We derive our revenue principally from subscription fees from our customers, who range from individual consumers to small and medium businesses, or SMBs, and multi-national enterprises. Our revenue is driven primarily by the number and type of our premium services to which our paying customers subscribe.

On January 31, 2017, we completed our Merger with a wholly-owned subsidiary of Citrix, pursuant to which we combined with Citrix’s GoTo family of service offerings known as the GoTo Business. Following the completion of the Merger, our revenue grew to over $1 billion on an annualized basis in fiscal 2017 and we added over 1,600 employees.

Operating Results

In the three months ended March 31, 2018, we recognized revenues of $279.2 million and generated cash flows from operating activities of $154.0 million, and we ended the quarter with $365.2 million of cash and cash equivalents and no outstanding borrowings under our credit facility. We recorded net income of $29.7 million in the three months ended March 31, 2018, including a gain of $33.9 million related to the divestiture of our Xively business; amortization of acquired intangible assets of $59.0 million; and acquisition-related transaction, transition and integration-related fees and expenses of $5.1 million, primarily related to the Merger and our acquisition of Jive Communications, Inc. On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, referred to herein as ASC 606. The adoption of ASC 606 did not have any impact on our revenue recognition, however, we are required to capitalize and amortize incremental costs of obtaining a contract such as sales commissions and related fringe benefits over the period of benefit. The impact of ASC 606 on the first three months of 2018 was lower sales and marketing expense of $6.0 million than it would have been under prior accounting guidance.

In the three months ended March 31, 2017, we recognized revenues of $187.5 million and generated cash flows from operating activities of $105.9 million and we ended the quarter with $296.1 million of cash, cash equivalents and short-term marketable securities and $30.0 million of borrowings outstanding under our credit facility. We recorded a net loss of $18.6 million in the three months ended March 31, 2017, including amortization of acquired intangible assets of $33.6 million and acquisition-related transaction, transition and integration-related fees and expenses of $31.9 million, primarily related to the Merger. The first quarter of 2017 results include the GoTo Business beginning on January 31, 2017.

Agreement to Acquire Jive Communications, Inc.

On February 7, 2018, through our wholly-owned subsidiary, LogMeIn USA, Inc., we entered into a definitive Agreement and Plan of Merger to acquire Jive Communications, Inc., or Jive, a provider of cloud-based phone systems and Unified Communications services. The transaction closed on April 3, 2018. We paid $342 million in cash (net of cash acquired) to acquire Jive, subject to potential working capital adjustments following the closing. We expect to pay up to $15 million in cash contingent payments to certain employees of Jive upon their achievement of specified retention milestones over the two-year period following the closing. We funded the acquisition through a combination of cash on-hand and $200 million of borrowings under our credit facility. At the time of closing, Jive had approximately 700 employees and fiscal year 2017 revenue was approximately $80 million.

Divestiture of Xively

On February 9, 2018, we, along with certain of our subsidiaries, entered into an agreement to sell our Xively business. On March 20, 2018, we completed the sale for consideration of $49.9 million, comprised of $42.4 million of cash received in the first quarter of 2018 and $7.5 million of receivables held back as an escrow by the buyer as an exclusive security in the event of our breach of any of the representations and warranties in the agreement. The $7.5 million receivable, due in September 2019, was recorded at a net present value of $7.2 million in other assets on the condensed consolidated balance sheet.

The Xively disposition resulted in a gain of $33.9 million recorded in the first quarter of 2018, comprised of the present value of the $49.6 million received as consideration less net assets disposed of $13.3 million and transaction costs of $2.4 million. The net assets disposed are primarily comprised of $14.0 million of goodwill allocated to the Xively business. In fiscal year 2017, we recorded approximately $3 million of revenue and $13 million of operating expense directly related to the Xively business. The sale of the Xively business does not constitute a significant strategic shift that will have a material impact on our ongoing operations and financial results.

Capital Returns

On February 23, 2017, our Board of Directors approved a three-year capital return plan intended to return up to $700 million to stockholders through a combination of share repurchases and dividends. As of March 31, 2018, we have returned $173.5 million to stockholders under this capital return plan, including $64.8 million during the first quarter of 2018 comprised of the following:

•	A total of $49.0 million spent to repurchase 404,022 shares of our common stock at an average price of $121.38 per share.

•	$15.7 million paid in cash dividends ($0.30 per share of our common stock paid on February 28, 2018 to stockholders of record as of February 20, 2018).

While we currently intend to pay quarterly cash dividends during the remainder of 2018, our Board of Directors will continue to review this capital return plan for potential modifications and will determine whether to declare dividends on a quarterly basis based on our financial performance, business outlook and other considerations.

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

•	There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. We have been, and may in the future be, subject to third party patent infringement or other intellectual property-related lawsuits as we face increasing competition and become increasingly visible. Any adverse determination related to intellectual property claims or litigation could adversely affect our business, financial condition and operating results.

•	The risk of a data security breach or service disruption caused by computer hackers and cyber criminals has increased as the frequency, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our services and systems have been, and may in the future be, the target of various forms of cyber-attacks. While we make significant efforts to maintain the security and integrity of our services and computer systems, our cybersecurity measures and the cybersecurity measures taken by our third-party data center facilities may be unable to anticipate, detect or prevent all attempts to compromise our systems. Any security breach, whether successful or not, could harm our reputation, subject us to lawsuits and other potential liabilities and ultimately could result in the loss of customers.

•	Failure to successfully integrate acquisitions could adversely impact the market price of our common stock as well as our business and operating results. This risk is identified further in “Risk Factors — Risks Related to our Business” of this Quarterly Report on Form 10-Q and elsewhere in this report.

•	We believe that competition will continue to increase. Increased competition could result from existing competitors or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

•	We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.

Sources of Revenue

We derive our revenue primarily from subscription fees for our premium services from enterprise customers, SMBs, IT service providers, mobile carriers, customer service centers, OEMs and consumers and to a lesser extent, from usage fees from our audio services. Our customers, who subscribe to our services, generally pay in advance and typically pay with a credit card, for their subscription. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period. For the three months ended March 31, 2018, our gross annualized renewal rate was approximately 75%. Historically, we have calculated our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. As we continue to integrate the GoTo Business and recently acquired Jive, we will monitor and assess our renewal rate calculation and methodology to ensure that it is appropriate for the combined company.

Our revenue by product grouping is as follows (in thousands):

	Three Months Ended March 31,
	2017	2018
Revenues:
Communications and collaboration	$89,733	$149,907
Identity and access	60,546	84,670
Customer engagement and support	37,179	44,640

Total revenue	$187,458	$279,217

Employees

Our number of full-time employees was 2,676 at March 31, 2018, compared to 2,760 at December 31, 2017 and 2,746 at March 31, 2017.

Cost of Revenue and Operating Expenses

We allocate certain overhead expenses, such as rent and utilities, to expense categories primarily based on headcount allocations. As a result, an overhead allocation associated with these costs is reflected in the cost of revenue and each operating expense category.

Cost of Revenue. Cost of revenue consists primarily of costs associated with our data center operations and customer support centers. Included in these costs are wages and benefits for personnel, telecommunications, hosting fees, hardware and software maintenance costs, outsourced customer support staffing costs, and depreciation associated with our data centers. Additionally, amortization expense associated with the acquired software, technology, and internally developed software to be sold as a service is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers are dependent on the number of customers who subscribe to our services and the complexity and redundancy of our services and hosting infrastructure.

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, retention-based bonus expense related to our acquisitions, facility expense, cloud computing services, consulting fees associated with outsourced development projects, travel-related costs for development personnel, and depreciation of assets used in development. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. More than half of our research and development employees are located internationally in our development centers in Hungary, Germany and India. Therefore, a large portion of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized costs of $6.0 million and $7.1 million for the three months ended March 31, 2017 and 2018, respectively, related to internally developed software to be sold as a service, which were incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will remain relatively constant as a percentage of revenue.

Sales and Marketing. Sales and marketing expenses consist primarily of online search and advertising costs, wages, commissions and benefits for sales and marketing personnel, offline marketing costs such as media advertising and trade shows, consulting fees, credit card processing fees, facility expense and hardware and software maintenance costs. Online search and advertising costs consist primarily of pay-per-click payments to search engines and other online advertising media such as banner ads. Offline marketing costs include radio and print advertisements, as well as the costs to create and produce these advertisements, and tradeshows, including the costs of space at tradeshows and costs to design and construct tradeshow booths. Advertising costs are expensed as incurred. In order to continue to grow our business and awareness of our services, we expect that we will continue to invest in our sales and marketing efforts. We expect that sales and marketing expenses will remain relatively consistent as a percentage of revenue with the first quarter of 2018.

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

On January 1, 2018, we adopted Accounting Standard Update 2014-09, Revenue from Contracts with Customers, as amended, or ASC 606. The following provides an update on the impact of adopting ASC 606 on our revenue recognition.

Revenue Recognition — ASC 606 replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. See Note 2 of our condensed consolidated financial statements for additional information regarding our recently adopted accounting pronouncements.

We derive our revenue primarily from subscription fees for our premium services, and, to a lesser extent, usage fees from our audio services. Revenue is reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction including mandatory government charges that are billed to our customers. Revenue is recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

We determine revenue recognition through the following five steps:

•	Identification of the contract, or contracts, with a customer

•	Identification of the performance obligations in the contract

•	Determination of the transaction price

•	Allocation of the transaction price to the performance obligations in the contract

•	Recognition of revenue when, or as, performance obligations are satisfied

We account for a contract when it has approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance and collectability of consideration is probable.

Revenue from our premium services represents a single promise to provide continuous access (i.e. a stand-ready obligation) to our software solutions and their processing capabilities in the form of a service through one of our data centers. Our software cannot be run on another entity’s hardware and customers do not have the right to take possession of the software and use it on their own or another entity’s hardware. As each day of providing access to the software is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, we determined that our premium subscription services arrangements include a single performance obligation comprised of a series of distinct services. Revenue from our premium subscription services is recognized over time on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Subscription periods range from monthly to multi-year, with the majority of our contracts being one year, billed annually in advance, and non-cancelable.

Revenue from our audio services represent a single promise to stand-ready to provide access to our platform. As each day of providing audio services is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, we have determined that our audio services arrangements include a single performance obligation comprised of a series of distinct services. Our audio services may include fixed consideration, variable consideration or a combination of the two. Variable consideration in these arrangements is typically a function of the corresponding rate per minute. We allocate the variable amount to each distinct service period within the series and recognize revenue as each distinct service period is performed (i.e., recognized as incurred).

Results of Consolidated Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated (dollar amounts in thousands):

	Three Months Ended March 31,
	2017		2018
	Amount	Percent of Revenue	Amount	Percent of Revenue	Percent Change
Revenue	$187,458	100%	$279,217	100%	49%
Cost of revenue	38,939	21%	62,942	23%	62%

Gross profit	148,519	79%	216,275	77%	46%
Operating expenses
Research and development	33,122	18%	43,116	15%	30%
Sales and marketing	75,768	40%	88,215	31%	16%
General and administrative	49,391	26%	35,443	13%	(28)%
Gain on disposition of assets	—		(33,910)	(12)%
Amortization of acquired intangibles	24,420	13%	41,083	15%	68%

Total operating expenses	182,701	97%	173,947	62%	(5)%

Income (loss) from operations	$(34,182)	(18)%	$42,328	15%	224%

			As of March 31,
			2017	2018	Percent Change
Employees:
Cost of revenue			480	428	(11)%
Research and development			1,044	997	(5)%
Sales and marketing			918	878	(4)%
General and administrative			304	373	23%

Total headcount at end of period			2,746	2,676	(3)%

Three Months Ended March 31, 2017 and 2018

Revenue. Revenue increased $91.8 million, or 49%, from $187.5 million for the three months ended March 31, 2017 to $279.2 million for the three months ended March 31, 2018. Revenue increased primarily as a result of the GoTo Business being fully included in the first quarter of 2018 versus only two months in the first quarter of 2017. In the three months ended March 31, 2017 and 2018, the effect of acquisition accounting on the fair value of the acquired deferred revenue of the GoTo Business was $13.6 million and $1.1 million, respectively.

Cost of Revenue. Cost of revenue increased $24.0 million, or 62%, from $38.9 million for the three months ended March 31, 2017 to $62.9 million for the three months ended March 31, 2018 and as a percentage of revenue was 21% and 23%, respectively. Cost of revenue for the three months ended March 31, 2017 and 2018, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $10.5 million and $15.9 million, respectively; facility-related costs of $1.3 million and $1.7 million, respectively; depreciation, maintenance, and amortization of internally developed software of $6.1 million and $11.1 million, respectively; professional services expense of $2.4 million and $3.9 million, respectively; data center and telecommunications costs of $8.7 million and $11.7 million, respectively; and amortization of acquired intangible assets of $9.1 million and $17.9 million, respectively. As of the Merger date, cost of revenue expense included an additional 326 employees. The increase in cost of revenue as a percentage of revenue is primarily attributable to the increase in amortization of acquired intangible assets and internally developed software. Included in personnel-related costs in the three months ended March 31, 2017 and 2018, is $1.0 million and $1.2 million, respectively, of stock-based compensation expense and $0.3 million and $0.1 million, respectively, of acquisition-related retention-based bonuses.

Research and Development Expenses. Research and development expenses increased $10.0 million, or 30%, from $33.1 million for the three months ended March 31, 2017 to $43.1 million for the three months ended March 31, 2018 and as a percentage of revenue was 18% and 15%, respectively. Research and development expenses for the three months ended March 31, 2017 and 2018, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $25.9 million and $33.3 million, respectively; facility-related costs of $2.6 million and $3.0 million, respectively; cloud computing services of $1.0 million and $2.0 million, respectively; depreciation and maintenance expense of $2.3 million and $3.9 million, respectively; and professional services expense of $0.9 million and $1.2 million, respectively. We capitalized $6.0 million and $7.1 million during the three months ended March 31, 2017 and 2018, respectively, of costs related to internally developed software to be sold as a service incurred during the application development stage. As of the Merger date, research and development expense included an additional 647 employees. Included in personnel-related costs in the three months ended March 31, 2017 and 2018 is $4.4 million and $4.9 million, respectively, of stock-based compensation expense and $2.4 million and $0.9 million, respectively, of acquisition-related retention-based bonuses.

Sales and Marketing Expenses. Sales and marketing expenses increased $12.4 million, or 16%, from $75.8 million for the three months ended March 31, 2017 to $88.2 million for the three months ended March 31, 2018 and as a percentage of revenue was 40% and 32%, respectively. Sales and marketing expenses for the three months ended March 31, 2017 and 2018, includes personnel-related costs, including salary, commissions, bonus, recruiting, relocation, travel, training, benefits and taxes, of $37.9 million and $38.6 million, respectively; marketing costs of $24.8 million and $34.0 million, respectively; credit card transaction fees of $5.1 million and $6.2 million, respectively; facility-related costs of $3.4 million and $3.3 million, respectively; depreciation and maintenance expense of $2.1 million and $3.8 million, respectively; and professional services expense of $1.2 million and $0.5 million, respectively. We adopted ASC 606 on January 1, 2018 on the modified retrospective transition method which included the capitalization and amortization of incremental costs of obtaining contracts (commissions and related fringe benefits). For the three months ended March 31, 2018, commissions expense was $6.0 million lower than it would have been under pre-ASC 606 accounting guidance. As of the Merger date, sales and marketing expense included an additional 621 employees. Included in personnel-related costs in the three months ended March 31, 2017 and 2018 is $3.6 million and $3.7 million, respectively, of stock-based compensation expense and $1.3 million and $15,000, respectively, of acquisition-related retention-based bonuses.

General and Administrative Expenses. General and administrative expenses decreased $13.9 million, or 28%, from $49.4 million for the three months ended March 31, 2017 to $35.4 million for the three months ended March 31, 2018 and as a percentage of revenue was 26% and 13%, respectively. For the three months ended March 31, 2017 and 2018, general and administrative expenses included acquisition-related costs of $27.7 million and $5.1 million, respectively, primarily related to transaction, transition and integration-related costs and retention-based bonuses. General and administrative expenses for the three months ended March 31, 2017 and 2018, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $14.2 million and $19.5 million, respectively; professional services of $3.6 million and $4.8 million, respectively; facility-related costs of $1.3 million and $2.1 million, respectively; and depreciation and maintenance expense of $2.5 million and $4.1 million, respectively. As of the Merger date, general and administrative expense included an additional 138 employees. Included in personnel-related costs in the three months ended March 31, 2017 and 2018 is $5.1 million and $6.1 million, respectively, of stock-based compensation expense.

Gain on Disposition of Assets. We recorded a gain on the disposition of assets of $33.9 million in the three months ended March 31, 2018 related to the gain on the sale of our Xively business.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $24.4 million and $41.1 million for the three months ended March 31, 2017 and 2018, respectively. The increase was primarily related to the intangible assets acquired as a result of the Merger on January 31, 2017.

Interest Income. Interest income was $0.1 million and $0.7 million for the three months ended March 31, 2017 and 2018, respectively, and was primarily attributable to interest income earned on marketable securities and money market funds.

Interest Expense. Interest expense was $0.4 million and $0.3 million for the three months ended March 31, 2017 and 2018, respectively, and was primarily associated with interest expense attributable to our credit facility and the amortization of deferred financing fees.

Other Income (Expense), Net. Other income, net was $0.1 million and other expense, net was $0.2 million for the three months ended March 31, 2017 and 2018, respectively, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the quarter.

Income Taxes. We recorded a benefit for federal, state, and foreign taxes of $15.9 million on a loss before income taxes of $34.4 million (46% effective tax rate) and a provision of $12.7 million on a profit before income taxes of $42.4 million (30% effective tax rate) for the three months ended March 31, 2017 and 2018, respectively. The effective income tax rates for the three months ended March 31, 2017 and 2018 were impacted by profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the three months ended

March 31, 2017 and 2018 was also impacted by $2.3 million and $1.7 million, respectively, of excess tax deductions on stock compensation recorded as discrete tax benefits and a $2.3 million tax benefit and a $1.4 million tax provision related to discrete integration activities. For the three months ended March 31, 2018, we recorded a $0.7 million tax provision to increase our one-time mandatory transition tax estimate to $15.5 million (from $14.8 million recorded in the fourth quarter of 2017). Our effective tax rate in the future will depend upon the proportion of income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. statutory rate, as well as several other factors, including excess tax benefits from share-based compensation, changes to our provisional accounting for the effects of the U.S. Tax Act during the measurement period, and the impact of new legislation.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2017	2018
Net cash provided by operating activities	$105,870	$153,973
Net cash provided by investing activities	41,660	28,049
Net cash used in financing activities	(25,174)	(71,806)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,551	2,657

Net increase in cash, cash equivalents and restricted cash	$124,907	$112,873

At March 31, 2018, our principal source of liquidity was cash and cash equivalents totaling $365.2 million, of which $227.6 million was held in the United States and $137.6 million was held by our international subsidiaries. On April 3, 2018, we used approximately $145 million of cash held in the United States to partially fund the acquisition of Jive.

Cash Flows From Operating Activities

Net cash inflows from operating activities for the three months ended March 31, 2018 included a full quarter of the GoTo Business operations as compared to two months for the comparable 2017 period.

Net cash inflows from operating activities during the three months ended March 31, 2017 were mainly attributable to a $44.3 million increase in deferred revenue associated with upfront payments received from our customers, a $40.5 million increase in accrued expenses primarily related to the Merger and acquisition-related expenses associated with the Merger, a $3.9 million increase in accounts payable, a $3.1 million decrease in accounts receivable, and a $1.1 million increase in other long-term liabilities. These cash inflows were partially offset by a $6.9 million increase in prepaid expenses and other current assets. Accrued expenses and accounts payable included $14.4 million in acquisition-related professional fees, including transaction, transition, and integration-related fees and expenses related to the Merger, and $8.1 million in retention-based bonus accruals related to our 2015 and 2016 acquisitions. Additionally, included in net cash inflows from operating activities were add-backs of non-cash activity, including $40.3 million for depreciation and amortization, $14.2 million for stock-based compensation expense, and $16.5 million benefit from deferred income taxes attributable to the amortization of intangible assets which cannot be deducted for tax purposes.

Net cash inflows from operating activities during the three months ended March 31, 2018 were mainly attributable to a $38.7 million increase in deferred revenue associated with upfront payments received from our customers, a $19.8 million increase in accrued liabilities, a $9.8 million decrease in accounts receivable, a $9.6 million increase in accounts payable and a $4.8 decrease in prepaid and other current assets. These cash inflows were partially offset by a $2.8 million increase in other assets. Additionally, included in net cash inflows from operating activities were add-backs of non-cash activity, including $71.3 million for depreciation and amortization, $36.3 million for the gain on disposition of assets related to the divestiture of the Xively business net of transaction costs, $16.0 million for stock-based compensation expense, and $9.4 million benefit from deferred income taxes primarily attributable to the amortization of intangible assets which cannot be deducted for tax purposes.

Cash Flows From Investing Activities

Net cash provided by investing activities for the three months ended March 31, 2017 was primarily attributable to $26.3 million in net proceeds from maturities and sales of marketable securities and $24.2 million for cash acquired from the Merger. These cash inflows were partially offset by $6.0 million in intangible asset additions for capitalized costs related to internally developed software to be sold as a service which were incurred during the application development stage and purchases of $3.7 million in property and equipment related to the expansion and upgrade of our data center capacity, our internal IT infrastructure and our offices.

Net cash provided by investing activities for the three months ended March 31, 2018 was primarily attributable to $42.4 million of proceeds received from the divestiture of the Xively business. This cash inflow was partially offset by purchases of $7.2 million in property and equipment related to our internal IT infrastructure, data centers, and our offices and $7.1 million in intangible asset additions for capitalized costs related to internally developed software to be sold as a service which were incurred during the application development stage.

Cash Flows From Financing Activities

We have available a multi-currency credit facility with a syndicate of banks, financial institutions and other lending entities that provides for a secured revolving line of credit of up to $400 million, which may be increased by an additional $200 million subject to further commitment from the lenders. The credit facility matures on February 1, 2022 and includes certain financial covenants with which we must comply. We expect to use the credit facility for general corporate purposes, including the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital (see Note 13 to our condensed consolidated financial statements for additional details). As of March 31, 2018, we had no outstanding borrowings under the credit facility.

Net cash used in financing activities for the three months ended March 31, 2017 was primarily attributable to the dividend payment of $12.8 million, the payment of $7.6 million for payroll taxes related to vesting of restricted stock units, the purchase of $7.5 million of treasury stock, and $1.8 million for payment of issuance costs associated with the Amended Credit Agreement. These payments were partially offset by $4.5 million in proceeds received from the issuance of common stock upon exercise of stock options.

Net cash used in financing activities for the three months ended March 31, 2018 was primarily attributable to the purchase of $46.9 million of treasury stock, a dividend payment of $15.7 million, and the payment of $9.2 million for payroll taxes related to vesting of restricted stock units.

Future Expectations

We believe that our current cash and cash equivalents, together with cash generated from operations and our credit facility, will be sufficient to meet our ongoing operations working capital and capital expenditure requirements.

We have been purchasing shares of our stock since 2013 pursuant to share repurchase programs approved by our Board of Directors. On February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we intend to return to stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. As of March 31, 2018, $118.3 million in share repurchases and $55.2 million in cash dividend payments to our stockholders have been made under this $700 million capital return plan, and $526.5 million remained. We have continued to repurchase shares since March 31, 2018 and on April 24, 2018, our Board of Directors declared a $0.30 per share cash dividend to be paid on May 25, 2018 to stockholders of record as of May 9, 2018, totaling approximately $15.7 million. Our Board of Directors will continue to review this capital return plan for potential modifications based on our financial performance, business outlook and other considerations. Our ability to repurchase our shares and/or pay cash dividends to our stockholders is subject to our having sufficient cash available and our maintaining compliance with our credit facility covenants.

On April 2, 2018, we borrowed $200 million under our credit facility which we used, along with existing cash, to complete the acquisition of Jive Communications, Inc. We may elect to raise additional capital through the sale of additional equity or debt securities or expand our credit facility to develop or enhance our services, to fund expansion, to respond to competitive pressures or to acquire complementary products, businesses or technologies. If we elect to do so, additional financing may not be available in amounts or on terms that are favorable to us, if at all.

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

In addition to our condensed consolidated financial statements prepared in accordance with GAAP, to date, we have considered the following non-GAAP financial measures to be key indicators of our financial performance:

•	“Non-GAAP revenue,” which we define as GAAP revenue adding back the impact of the fair value acquisition accounting adjustment on acquired deferred revenue;

•	“Non-GAAP operating income,” which we define as GAAP net income (loss) from operations adding back the impact of the fair value acquisition accounting adjustment on acquired deferred revenue, acquisition-related costs and amortization, litigation-related expense and stock-based compensation expense, gain on disposition of assets, as well as including amortization expense for acquired internally capitalized software development costs adjusted in acquisition accounting;

•	“EBITDA,” which we define as GAAP net income (loss) excluding interest and other expense, net, income taxes and depreciation and amortization expenses;

•	“Adjusted EBITDA,” which we define as EBITDA adding back the impact of the fair value acquisition accounting adjustment on acquired deferred revenue, acquisition-related costs, litigation-related expense, stock-based compensation expense, and gain on disposition of assets, as well as including amortization expense for acquired internally developed capitalized software development costs adjusted in acquisition accounting;

•	“Non-GAAP provision for (benefit from) income taxes,” which we define as GAAP provision for (benefit from) income taxes excluding the tax impact from the fair value adjustment on acquired deferred revenue, acquisition-related costs and amortization, litigation-related expense, stock-based compensation expense, gain on disposition of assets, the tax impact related to the enactment of the U.S. Tax Cut and Jobs Act of 2017, and discrete integration-related tax items, and including the tax impact of amortization expense for acquired internally capitalized software development costs adjusted in acquisition accounting;

•	“Non-GAAP net income,” which we define as GAAP net income (loss) excluding the adjustments noted in non-GAAP operating income and non-GAAP provision for incomes taxes above; and

•	“Non-GAAP net income per diluted share,” which we define as non-GAAP net income divided by fully-diluted weighted average shares outstanding.

The revenue and expense items described below have been excluded from our GAAP results to arrive at our non-GAAP measures, as outlined above:

•	Fair value adjustment on acquired deferred revenue is an acquisition accounting adjustment recorded to reduce acquired deferred revenue to the fair value of the remaining obligation.

•	Acquisition-related costs relate to costs associated with the acquisitions of intellectual property and businesses and include transaction, transition and integration-related fees and expenses (including legal, accounting and other professional fees, severance, retention bonuses) and subsequent adjustments to our initial estimated amount of contingent consideration associated with acquisitions.

•	Acquisition-related costs and amortization relate to acquisition-related costs, as defined above, and the amortization of acquired intangible assets.

•	Stock-based compensation expense relates to stock-based compensation awards granted to our executive officers, employees and outside directors.

•	Litigation-related expense relates to costs associated with the defense and settlement of claims brought against us including intellectual property infringement claims and other material litigation.

•	Gain on disposition of assets relates to the gain on the sale of the Xively business.

•	Acquisition accounting on internally capitalized software development relates to the amortization of acquired internally developed capitalized software development costs that were adjusted in acquisition accounting with the recording of a completed technology intangible asset.

•	Depreciation and amortization expense relates to costs associated with the depreciation and amortization of fixed and intangible assets.

•	Interest and other income (expense), net relates to the interest earned (incurred) on outstanding cash balances and marketable securities, interest expense primarily related to our credit facility, as well as realized and unrealized foreign currency gains and losses resulting from multi-currency settlements occurring during the period and period end translation adjustments.

•	Income tax provision (benefit) relates to GAAP income tax provision (benefit) during the period.

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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2017	2018
	(in thousands)
GAAP Revenue	$187,458	$279,217
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	13,645	1,058

Non-GAAP Revenue	$201,103	$280,275

	Three Months Ended March 31,
	2017	2018
	(In thousands)
GAAP Net income (loss) from operations	$(34,182)	$42,328
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	13,645	1,058
Stock-based compensation expense	14,194	15,966
Acquisition-related costs	31,859	5,145
Litigation-related expenses	218	181
Amortization of acquired intangibles	33,560	58,968
Less:
Gain on disposition of assets	—	(33,910)
Effect of acquisition accounting on internally capitalized software development costs	(4,701)	(3,719)

Non-GAAP Operating income	54,593	86,017
Interest and other income (expense), net	(253)	107

Non-GAAP Income before income taxes	54,340	86,124
Non-GAAP Provision for income taxes (1)	(16,199)	(21,273)

Non-GAAP Net income	$38,141	$64,851

	Three Months Ended March 31,
	2017	2018
	(in thousands)
GAAP Net income (loss)	$(18,564)	$29,712
Add Back:
Interest and other income (expense), net	253	(107)
Income tax provision (benefit)	(15,871)	12,723
Amortization of acquired intangibles	33,560	58,968
Depreciation and amortization expense	6,724	12,322

EBITDA	6,102	113,618
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	13,645	1,058
Stock-based compensation expense	14,194	15,966
Acquisition-related costs	31,859	5,145
Litigation-related expenses	218	181
Less:
Gain on disposition of assets	—	(33,910)

Adjusted EBITDA	$66,018	$102,058

	Three Months Ended March 31,
	2017	2018
	(In thousands, except per share data)
GAAP Net income (loss) per diluted share	$(0.43)	$0.56
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	0.30	0.02
Stock-based compensation expense	0.32	0.30
Acquisition-related costs and amortization	1.45	1.20
Litigation-related expenses	0.01	—
Less:
Gain on disposition of assets	—	(0.63)
Effect of acquisition accounting on internally capitalized software development costs	(0.11)	(0.07)
Income tax effect of non-GAAP items (1)	(0.69)	(0.17)

Non-GAAP Net income per diluted share	$0.85	$1.21

Shares used in computing diluted non-GAAP net income per share	44,765	53,415

(1)	The Non-GAAP provision for income taxes and income tax effect of non-GAAP items excludes a tax provision of $0.7 million recorded in the first quarter of 2018 related to the U.S. Tax Act.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at March 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands) (1)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating and capital lease obligations	$121,640	$20,022	$39,549	$30,584	$31,485
Hosting service agreements	40,376	28,319	11,223	834	—

Total	$162,016	$48,341	$50,772	$31,418	$31,485

(1)	Excluded from the table above is $5.6 million related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.

The commitments in the table above consist of lease payments for our corporate headquarters located in Boston, Massachusetts, our other United States locations, our international locations in Hungary, Germany, India, Australia, the United Kingdom, Ireland and Israel, as well as our contractual obligations related to our data centers (see Note 11 to the condensed consolidated financial statements).

Our purchase orders represent authorizations to purchase rather than binding agreements and therefore are not included in the table above. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without significant penalty are not included in the table above.

As of March 31, 2018, we had letters of credit and bank guarantees of $8.9 million ($1.9 million of which is collateralized and is classified as restricted cash), primarily related to our corporate headquarters in Boston, Massachusetts.

New Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Polices” to the condensed consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as our non-U.S. sales are recorded by our subsidiaries located in Ireland, the United Kingdom, Australia and Brazil and as we incur significant operating expenses in our foreign subsidiaries including our Hungary, Germany, Israel and India research and development facilities and our sales and marketing operations in Ireland, Germany, the United Kingdom, Australia and India. For the three months ended March 31, 2017 and 2018, 25% and 24%, respectively, of our revenue were generated by customers outside of the United States and 17% and 18%, respectively, of our operating expenses occurred in our international subsidiaries.

Currently, our largest exposure to foreign currency exchange rate risk relates to the Euro, British Pound and Hungarian Forint. To date, changes in foreign currency exchange rates have not had a material impact on our operations, and we estimate that a change of 10% or less in foreign currency exchange rates would not materially affect our operations.

As of December 31, 2017 and March 31, 2018, we had outstanding forward contracts with notional amounts equivalent to the following (in thousands):

Currency Hedged	December 31, 2017	March 31, 2018
Euro / Canadian Dollar	$556	$654
Euro / U.S. Dollar	4,208	4,961
Euro / British Pound	5,926	5,336
Israeli Shekel / Hungarian Forint	8,008	—

Total	$18,698	$10,951

We had a net foreign currency gain of $0.1 million for the three months ended March 31, 2017 and a net foreign currency loss of $0.2 million for the three months ended March 31, 2018 included in other income (expense), net, in the condensed consolidated statements of operations.

At March 31, 2018, cash and cash equivalents totaled $365.2 million, of which $227.6 million was held in the United States and $137.6 million was held by our international subsidiaries. Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. Our condensed consolidated cash balances were impacted favorably by $2.6 million and $2.7 million for the three months ended March 31, 2017 and 2018, respectively, due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro.

Interest Rate Sensitivity. Interest income is sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our cash and cash equivalents, which primarily consist of cash, money market instruments, and corporate debt securities with maturities of three months or less, we believe there is no material risk of exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.

Interest expense on borrowings under our credit facility is sensitive to changes in interest rates. Loans under the credit facility bear interest at variable rates which reset every 30 to 180 days depending on the rate and period we select. As of March 31, 2018, we did not have any borrowings outstanding under our variable-rate credit facility.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

In February 2006, ‘01 Communiqué, or ‘01, filed a patent infringement lawsuit against Citrix and Citrix Online, LLC in the United States District Court for the Northern District of Ohio (Case No. 1:06-cv-253), claiming that certain GoTo remote access service offerings, which have since been acquired by us as part of the Merger, infringed U.S. Patent No. 6,928,479, or the ‘479 Patent, which is allegedly owned by ‘01. In January 2016, an Ohio jury rendered a verdict that the GoTo services had not infringed the ‘479 Patent. The District Court affirmed the jury’s findings and denied ‘01’s request for a new trial. In March 2017, ’01 initiated an appeal of this ruling and a hearing was held on February 8, 2018 at the United States Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the District Court’s ruling on April 26, 2018. ‘01 has 30 days to petition for a rehearing en banc.

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

We are also subject to evolving EEA laws on data export, as we may transfer personal data from the EEA to other jurisdictions. We currently rely upon the EU-U.S. Privacy Shield Framework and Swiss Privacy Shield as a means for legitimizing the transfer of personally identifiable information from the EEA to the United States. However, there is currently litigation against this framework as well as litigation challenging other EU mechanisms for adequate data transfers (e.g. the standard contractual clauses), and it is uncertain whether the Privacy Shield framework and/or the standard contractual clauses will be similarly invalidated by the European courts. We rely on a mixture of mechanisms to transfer data to/from the EEA to the U.S., and we could be impacted by changes in law as a result of the current challenges to these mechanisms in the European courts which may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity which could have an adverse effect on our reputation and business.

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

We have a credit agreement with a syndicate of banks pursuant to which we have a $400 million secured revolving credit facility which is available to us through February 1, 2022, at which time any amounts outstanding will be due and payable in full. At March 31, 2018, we did not have any outstanding borrowings under the credit facility. On April 2, 2018, we borrowed $200 million under the credit facility to partially fund our acquisition of Jive Communications, Inc. We may wish to borrow amounts under the facility in the future for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, and share repurchases, as well as for working capital.

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

Generally accepted accounting principles in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting principles or interpretations could have a significant effect on our reported financial results for subsequent periods and prior periods, if retrospectively adopted. Additionally, the adoption of new standards may potentially require enhancements or changes in our systems and may require significant time and cost on behalf of our financial management. The prescribed periods of adoption of new standards and other pending changes in accounting principles generally accepted in the United States, are further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recently Issued Accounting Pronouncements.”

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

During the period from our initial public offering in July 2009 through April 23, 2018, our common stock has traded as high as $134.80 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the success or failure of acquisitions as well as our ability to realize anticipated growth opportunities and other financial and operating benefits therefrom;

•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;

•	fluctuations in our recorded revenue, even during periods of significant sales order activity;

•	changes in estimates of our financial results or recommendations by securities analysts;

•	failure of any of our services to achieve or maintain market acceptance;

•	changes in market valuations of companies perceived to be similar to us;

•	announcements regarding changes to our current or planned products or services;

•	success of competitive companies, products or services;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	announcements by us or our competitors of significant new services, contracts, acquisitions or strategic alliances;

•	regulatory developments in the United States, foreign countries or both;

•	litigation, including stockholder litigation and/or class action litigation, involving our company, our services or our general industry, as well as announcements regarding developments in on-going litigation matters;

•	additions or departures of key personnel;

•	general perception of the future of the remote-connectivity market or our services;

•	investors’ general perception of us; and

•	changes in general economic, industry and market conditions.

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

As a Delaware corporation, we are also subject to provisions of Delaware law, including Section 203 of the Delaware General Corporation Law, which generally prevents certain interested stockholders, including a person who beneficially owns 15% or more of our outstanding common stock, from engaging in certain business combinations with us within three years after the person becomes an interested stockholder unless certain approvals are obtained. Any provision of our certificate of incorporation or by-laws or Delaware law that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock, and could also affect the price that some investors are willing to pay for our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended March 31, 2018.

(b) Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the three months ended March 31, 2018.

(c)	Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
January 1, 2018 — January 31, 2018	122,583	$120.79	122,583	$576,495,239
February 1, 2018 — February 28, 2018	120,099	$121.53	120,099	$546,161,562	(2)
March 1, 2018 — March 31, 2018	161,340	$121.70	161,340	$526,525,862

Total	404,022	$121.38	404,022

(1)	On February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we intend to return to stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. Share repurchases under this plan are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. During the three months ended March 31, 2018, we repurchased 404,022 shares of our common stock.
(2)	This amount has been reduced by an additional $15.7 million which was used by the Company to pay a cash dividend of $0.30 per share on February 28, 2018 to stockholders of record as of February 12, 2018.

Item 6.	Exhibits

The exhibits listed in this Exhibit Index are filed (other than exhibits 32.1 and 32.2) as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated February 7, 2018, by and among LogMeIn USA, Inc., Jazz Merger Sub, Inc., Jive Communications, Inc., and Fortis Advisors LLC in its capacity as representative (incorporated by reference to Exhibit 2.1 to the current Report on Form 8-K filed by LogMeIn, Inc. on April 3, 2018).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGMEIN, INC.

Date: April 27, 2018	By:	/s/ William R. Wagner
William R. Wagner
President & Chief Executive Officer
(Principal Executive Officer)

Date: April 27, 2018	By:	/s/ Edward K. Herdiech
Edward K. Herdiech
Chief Financial Officer
(Principal Financial Officer)