Form 10-Q
period 2018-06-30
LogMeIn, Inc.
filed 2018-07-27
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 24, 2018, there were 51,868,732 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2017	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$252,402	$198,858
Accounts receivable (net of allowance of $2,031 and $2,856 as of December 31, 2017 and June 30, 2018, respectively)	93,949	81,896
Prepaid expenses and other current assets	52,473	56,505

Total current assets	398,824	337,259
Property and equipment, net	92,154	92,410
Restricted cash, net of current portion	1,795	1,803
Intangibles, net	1,149,597	1,179,637
Goodwill	2,208,725	2,404,862
Other assets	6,483	40,760
Deferred tax assets	530	705

Total assets	$3,858,108	$4,057,436

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,232	$35,048
Accrued liabilities	82,426	112,875
Deferred revenue, current portion	340,570	375,079

Total current liabilities	445,228	523,002
Long-term debt	—	200,000
Deferred revenue, net of current portion	6,735	6,711
Deferred tax liabilities	221,407	230,075
Other long-term liabilities	20,997	26,723

Total liabilities	694,367	986,511

Commitments and contingencies (Note 11)
Preferred stock, $0.01 par value — 5,000 shares authorized, 0 shares outstanding as of December 31, 2017 and June 30, 2018
Equity:
Common stock, $0.01 par value—150,000 shares authorized; 56,043 and 56,527 shares issued; and 52,564 and 52,029 outstanding as of December 31, 2017 and June 30, 2018, respectively	560	565
Additional paid-in capital	3,276,891	3,283,856
Retained earnings	50,445	76,763
Accumulated other comprehensive income (loss)	15,570	7,005
Treasury stock, at cost - 3,479 and 4,498 shares as of December 31, 2017 and June 30, 2018, respectively	(179,725)	(297,264)

Total equity	3,163,741	3,070,925

Total liabilities and equity	$3,858,108	$4,057,436

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Revenue	$257,025	$305,650	$444,483	$584,867
Cost of revenue	53,236	72,833	92,175	135,775

Gross profit	203,789	232,817	352,308	449,092

Operating expenses
Research and development	40,710	43,920	73,832	87,036
Sales and marketing	93,469	99,343	169,237	187,558
General and administrative	33,163	39,106	82,554	74,549
Gain on disposition of assets	—	—	—	(33,910)
Amortization of acquired intangibles	36,154	43,347	60,574	84,430

Total operating expenses	203,496	225,716	386,197	399,663

Income (loss) from operations	293	7,101	(33,889)	49,429
Interest income	373	369	519	1,042
Interest expense	(345)	(1,854)	(794)	(2,180)
Other income (expense), net	(128)	(86)	(78)	(326)

Income (loss) before income taxes	193	5,530	(34,242)	47,965
(Provision for) benefit from income taxes	14,653	1,024	30,524	(11,699)

Net income (loss)	$14,846	$6,554	$(3,718)	$36,266

Net income (loss) per share:
Basic	$0.28	$0.13	$(0.08)	$0.69
Diluted	$0.28	$0.12	$(0.08)	$0.68
Weighted average shares outstanding:
Basic	52,715	52,170	48,168	52,313
Diluted	53,723	52,875	48,168	53,160
Cash dividend declared per common share	$0.25	$0.30	$0.75	$0.60

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Net income (loss)	$14,846	$6,554	$(3,718)	$36,266

Other comprehensive gain (loss):
Net unrealized gain (loss) on marketable securities, (net of tax provision of $1 for the three months ended June 30, 2017 and a tax benefit of $2 for the six months ended June 30, 2017)	2	—	(3)	—
Net translation gains (losses)	11,530	(14,022)	11,434	(8,565)

Total other comprehensive gain (loss)	11,532	(14,022)	11,431	(8,565)

Comprehensive income (loss)	$26,378	$(7,468)	$7,713	$27,701

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2017	2018
Cash flows from operating activities
Net income (loss)	$(3,718)	$36,266
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	30,490	33,132
Depreciation and amortization	98,586	146,361
Gain on disposition of assets, net of transaction costs	—	(36,281)
Benefit from deferred income taxes	(32,477)	(22,030)
Other, net	1,374	793
Changes in assets and liabilities, excluding effect of acquisitions and dispositions:
Accounts receivable	(3)	22,730
Prepaid expenses and other current assets	(12,586)	7,955
Other assets	156	(7,934)
Accounts payable	11,194	11,503
Accrued liabilities	38,044	22,961
Deferred revenue	59,752	35,784
Other long-term liabilities	1,973	5,962

Net cash provided by operating activities	192,785	257,202

Cash flows from investing activities
Proceeds from sale or disposal or maturity of marketable securities	31,103	—
Purchases of property and equipment	(9,804)	(13,629)
Intangible asset additions	(13,709)	(17,862)
Cash paid for acquisitions, net of cash acquired	24,215	(343,351)
Restricted cash acquired through acquisitions	917	—
Proceeds from disposition of assets	—	42,394

Net cash provided by (used in) investing activities	32,722	(332,448)

Cash flows from financing activities
Borrowings (repayments) under credit facility	(30,000)	200,000
Proceeds from issuance of common stock upon option exercises	5,354	1,022
Payments of withholding taxes in connection with restricted stock unit vesting	(29,455)	(27,954)
Payment of debt issuance costs	(1,993)	—
Dividends paid on common stock	(25,936)	(31,377)
Purchase of treasury stock	(29,615)	(115,103)

Net cash provided by (used in) financing activities	(111,645)	26,588

Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,561	(4,890)

Net increase (decrease) in cash, cash equivalents and restricted cash	119,423	(53,548)
Cash, cash equivalents and restricted cash, beginning of period	143,335	254,209

Cash, cash equivalents and restricted cash, end of period	$262,758	$200,661

Supplemental disclosure of cash flow information
Cash paid for interest	$201	$1,098
Cash paid for income taxes	$12,879	$13,751
Noncash investing and financing activities
GoTo Business purchase consideration paid in equity	$2,921,179	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$4,492	$4,892
Purchases of treasury stock included in accrued liabilities	$—	$2,436
Purchase price adjustment receivable in prepaid and other current assets	$—	$1,297

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Notes to Condensed Consolidated Financial Statements

1. Nature of the Business

LogMeIn, Inc., which is referred to herein as LogMeIn or the Company, provides a portfolio of cloud-based communication and collaboration, identity and access, and customer engagement and support solutions designed to simplify how people connect with each other and the world around them to drive meaningful interactions, deepen relationships, and create better outcomes for individuals and businesses. The Company is headquartered in Boston, Massachusetts with additional locations in North America, South America, Europe, Asia and Australia.

On January 31, 2017, the Company completed a merger with a wholly-owned subsidiary of Citrix Systems, Inc., or Citrix, pursuant to which the Company combined with Citrix’s GoTo family of service offerings known as the GoTo Business in a Reverse Morris Trust transaction which is referred to herein as the Merger. On April 3, 2018, the Company completed its acquisition of Jive Communications, Inc., or Jive, a provider of cloud-based phone systems and Unified Communications services. For additional information regarding the Jive acquisition and the Merger, see Note 4 below.

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

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board, or FASB, issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, referred to herein as ASU 2017-04, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity’s testing of reporting units for goodwill impairment, and that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual reporting periods beginning after January 1, 2020 and interim periods within those fiscal years. The Company elected to early adopt this standard as of April 1, 2018. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated results of operations, financial position or cash flows.

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

Cash and cash equivalents subject to contractual restrictions and not readily available for use are classified as restricted cash. The Company’s restricted cash balances are primarily made up of cash posted as collateral for its worldwide facility leases. The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheet as of December 31, 2015, 2016 and 2017 and June 30, 2017 and 2018, to the total of the amounts reported in the condensed consolidated statement of cash flows included herein (in thousands):

	As of December 31,			As of June 30,
	2015	2016	2017	2017	2018
Cash and cash equivalents	$123,143	$140,756	$252,402	$261,007	$198,858
Restricted cash, current, included in prepaid expenses and other current assets	—	98	12	202	—
Restricted cash, net of current portion	2,468	2,481	1,795	1,549	1,803

Cash, cash equivalents and restricted cash	$125,611	$143,335	$254,209	$262,758	$200,661

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, and has since issued several additional amendments thereto (collectively referred to herein as ASC 606) which became effective for the Company on January 1, 2018. ASC 606 outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers and supersedes Accounting Standards Codification Topic 605, Revenue Recognition, including industry-specific guidance. The new standard requires entities to apportion consideration from contracts to performance obligations on a relative standalone selling price basis, based on a five-step model. Under ASC 606, revenue is recognized when a customer obtains control of a promised good or service and is recognized in an amount that reflects the consideration that the entity expects to receive in exchange for the good or service. In addition, ASC 606 also includes subtopic ASC 340-40, Other Assets and Deferred Costs—Contracts with Customers, referred to herein as ASC 340-40, which provides guidance on accounting for certain revenue related costs including costs associated with obtaining and fulfilling a contract, discussed further below.

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

The following tables summarize the impact of adopting ASC 606 on the Company’s condensed consolidated financial statements during the three and six months ended and as of June 30, 2018 (in thousands, except per share data):

	As of June 30, 2018
	As Reported	Adjustments	Balance Without Adoption of ASC 606
Condensed Consolidated Balance Sheet
Assets
Prepaid expenses and other current assets	$56,505	$(18,201)	$38,304
Other assets	40,760	(24,947)	15,813
Liabilities
Deferred tax liabilities	$230,075	$(10,107)	$219,968
Equity
Retained earnings	$76,763	$(33,041)	$43,722

	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	As Reported	Adjustments	Balance Without Adoption of ASC 606	As Reported	Adjustments	Balance Without Adoption of ASC 606
Condensed Consolidated Statement of Operations
Sales and marketing	$99,343	$9,663	$109,006	$187,558	$15,630	$203,188
(Provision for) benefit from income taxes	$1,024	$2,244	$3,268	$(11,699)	$3,635	$(8,064)
Net income (loss)	$6,554	$(7,419)	$(865)	$36,266	$(11,995)	$24,271
Net income (loss) per share:
Basic	$0.13	$(0.14)	$(0.02)	$0.69	$(0.23)	$0.46
Diluted	$0.12	$(0.14)	$(0.02)	$0.68	$(0.22)	$0.46

	Six Months Ended June 30, 2018
	As Reported	Adjustments	Balance Without Adoption of ASC 606
Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities
Net income	$36,266	$(11,995)	$24,271
Benefit from deferred income taxes	(22,030)	(3,635)	(25,665)
Prepaid expenses and other current assets	7,955	7,796	15,751
Other assets	(7,934)	7,834	(100)
Net cash provided by operating activities	257,202	—	257,202

Costs to Obtain and Fulfill a Contract — The Company’s incremental costs of obtaining a contract consist of sales commissions and their related fringe benefits. Sales commissions and fringe benefits paid on renewals are not commensurate with sales commissions paid on the initial contract, but they are commensurate with each other. Sales commissions and fringe benefits are deferred and amortized on a straight-line basis over the period of benefit, which the Company has estimated to be three years, for initial contracts and are amortized over the renewal period for renewal contracts, typically one year. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and the Company’s ability to retain customers. Deferred commissions are classified as current or noncurrent assets based on the timing the expense will be recognized. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and other assets, respectively, in the Company’s condensed consolidated balance sheets. As of June 30, 2018, the Company had $18.2 million of current deferred commissions and $24.9 million of noncurrent deferred commissions. Commissions expense is primarily included in sales and marketing expense on the condensed consolidated statements of operations. The Company had amortization expense of $4.5 million and $7.8 million related to deferred commissions during the three and six months ended June 30, 2018, respectively. Other costs incurred to fulfill contracts have been immaterial to date.

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

The Company’s revenue by geography (based on customer address) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Revenues:
United States	$199,108	$236,713	$340,286	$448,467
United Kingdom	12,450	14,387	23,947	28,453
International — all other	45,467	54,550	80,250	107,947

Total revenue	$257,025	$305,650	$444,483	$584,867

The Company’s revenue by product grouping is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Revenues:
Communications and collaboration	$141,239	$173,190	$230,972	$323,097
Identity and access	71,561	87,765	132,107	172,435
Customer engagement and support	44,225	44,695	81,404	89,335

Total revenue	$257,025	$305,650	$444,483	$584,867

Performance Obligations

Premium Subscription Services — Revenue from the Company’s premium subscription services represents a single promise to provide continuous access (i.e., a stand-ready obligation) to its software solutions and their processing capabilities in the form of a service through one of the Company’s data centers. The Company’s software cannot be run on another entity’s hardware and customers do not have the right to take possession of the software and use it on their own or another entity’s hardware.

As each day of providing access to the software is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, the Company has determined that its premium subscription services arrangements include a single performance obligation comprised of a series of distinct services. Revenue from the Company’s premium subscription services is recognized over time on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Subscription periods range from monthly to multi-year, with the majority of contracts being one year, billed annually in advance and non-cancelable.

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

Accounts Receivable, Net — Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $5.1 million and $3.1 million are included in this balance at December 31, 2017 and June 30, 2018, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time.

Contract Assets and Contract Liabilities — Contract assets and contract liabilities (deferred revenue) are reported net at the contract level for each reporting period.

Contract Assets — Contract assets primarily relate to unbilled amounts typically resulting from sales contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. The contract assets are transferred to accounts receivable when the rights become unconditional. There are no contract assets as of December 31, 2017 and June 30, 2018.

Contract Liabilities (Deferred Revenue) — Deferred revenue primarily consists of billings and payments received in advance of revenue recognition. The Company primarily bills and collects payments from customers for its services in advance on a monthly and annual basis. The Company initially records subscription fees as deferred revenue and then recognizes revenue as performance obligations are satisfied over the subscription period. Typically, subscriptions automatically renew at the end of the subscription period unless the customer specifically terminates it prior to the end of the period. Deferred revenue to be recognized within the next twelve months is included in current deferred revenue, and the remaining is included in long-term deferred revenue in the condensed consolidated balance sheets.

For the three and six months ended June 30, 2018, revenue recognized related to deferred revenue at January 1, 2018 was approximately $95 million and $249 million, respectively. Approximately $507 million of revenue is expected to be recognized from remaining performance obligations as of June 30, 2018.

Changes in contract balances for the six months ended June 30, 2018 are as follows (in thousands):

	Deferred Revenue
	Current	Non-Current
Balance as of January 1, 2018	$340,570	$6,735
Increase (decrease), net	34,509	(24)

Balance as of June 30, 2018	$375,079	$6,711

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

For the three and six months ended June 30, 2017 and 2018, no customer accounted for more than 10% of revenue. As of December 31, 2017 and June 30, 2018, no customer accounted for more than 10% of accounts receivable.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At June 30, 2017, marketable securities consisted of U.S. government agency securities and corporate bonds that had remaining maturities within two years and have an aggregate amortized cost and an aggregate fair value of $24.5 million, including $29,000 of unrealized losses. The Company did not have any marketable securities as of December 31, 2017 or June 30, 2018.

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of November 30, 2017, our measurement date, the fair value of the Company as a whole exceeded the carrying amount of the Company. Through June 30, 2018, no events have been identified indicating an impairment.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through June 30, 2018, the Company recorded no material impairments.

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

As of December 31, 2017 and June 30, 2018, the Company had outstanding forward contracts with notional amounts equivalent to the following (in thousands):

Currency Hedged	December 31, 2017	June 30, 2018
Euro / Canadian Dollar	$556	$529
Euro / U.S. Dollar	4,208	4,018
Euro / British Pound	5,926	5,298
Israeli Shekel / Hungarian Forint	8,008	—
U.S. Dollar / Brazilian Real	—	3,023
U.S. Dollar / Canadian Dollar	—	4,146

Total	$18,698	$17,014

The Company had net foreign currency losses of $0.1 million for each of the three and six months ended June 30, 2017, and net foreign currency losses of $0.1 million and $0.3 million for the three and six months ended June 30, 2018, respectively, which are included in other income (expense), net in the condensed consolidated statements of operations.

Stock-Based Compensation — The Company values all stock-based compensation awards, primarily restricted stock units, at fair value on the date of grant and recognizes the expense over the requisite service period, which is generally the vesting period, on a straight-line basis.

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

Guarantees and Indemnification Obligations — As permitted under Delaware law, the Company has agreements whereby the Company indemnifies certain of its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the Company’s request in such capacity. The term of the indemnification period is for the officer’s or director’s lifetime. As permitted under Delaware law, the Company also has similar indemnification obligations under its certificate of incorporation and bylaws. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has directors’ and officers’ insurance coverage that the Company believes limits its exposure and enables it to recover a portion of any future amounts paid.

In the ordinary course of business, the Company enters into agreements with certain customers that contractually obligate the Company to provide indemnifications of varying scope and terms with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements, from the services provided by the Company or claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is, in many cases, unlimited. Through June 30, 2018, the Company has not experienced any losses related to these indemnification obligations.

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

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net income (loss) per share because they had an anti-dilutive impact (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Options to purchase common shares	—	—	206	—
Restricted stock units	505	102	1,864	102

Total options and restricted stock units	505	102	2,070	102

Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share data):

	Three months ended June 30,		Six months ended June 30,
	2017	2018	2017	2018
Net income (loss)	$14,846	$6,554	$(3,718)	$36,266

Basic:
Weighted average common shares outstanding, basic	52,715	52,170	48,168	52,313

Net income (loss) per share, basic	$0.28	$0.13	$(0.08)	$0.69

Diluted:
Weighted average common shares outstanding	52,715	52,170	48,168	52,313
Add: Common stock equivalents	1,008	705	—	847

Weighted average common shares outstanding, diluted	53,723	52,875	48,168	53,160

Net income (loss) per share, diluted	$0.28	$0.12	$(0.08)	$0.68

Recently Issued Accounting Pronouncements

On February 25, 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02, which will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. In general, lease arrangements exceeding a twelve month term must now be recognized as assets and liabilities on the balance sheet. Under ASU 2016-02, a right of use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. Although the Company is currently assessing the impact of adoption of ASU 2016-02 on its consolidated financial statements, the Company currently believes the most significant changes will be related to the recognition of new right-of-use assets and lease liabilities on the Company’s balance sheet for operating leases.

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

The Company’s significant financial assets and liabilities measured at fair value on a recurring basis were as follows (in thousands):

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents — money market funds	$148,120	$10,000	$—	$158,120
Financial liabilities:
Forward contracts ($18.7 million notional amount)	$—	$29	$—	$29

	Fair Value Measurements at June 30, 2018
	Level 1	Level 2	Level 3	Total
Financial assets:
Cash equivalents	$44,707	$19,959	$—	$64,666
Financial liabilities:
Forward contracts ($17.0 million notional amount)	$—	$2	$—	$2

4. Acquisitions

Acquisition-Related Costs

Acquisition-related costs were $40.9 million and $14.4 million for the six months ended June 30, 2017 and 2018, respectively. Acquisition-related costs are associated with the acquisitions of businesses and intellectual property and include transaction, transition and integration-related charges (including legal, accounting and other professional fees, severance, and retention bonuses) and subsequent adjustments to the Company’s initial estimated amount of contingent consideration associated with acquisitions. Acquisition-related costs for the six months ended June 30, 2017 were primarily related to the Merger and included $21.5 million in transaction, transition and integration-related expenses, $8.2 million in integration-related severance costs and $11.2 million of retention-based bonuses, which also includes $3.0 million related to the Company’s 2015 and 2016 acquisitions. Acquisition-related costs for the six months ended June 30, 2018 were primarily related to $0.6 million of Merger-related transition and integration-related expenses, $2.6 million in integration-related severance costs, $6.5 million of transaction and integration-related expenses for the acquisition of Jive Communications, Inc., which closed on April 3, 2018, and $4.8 million of retention-based bonuses primarily related to the Jive and Nanorep Technologies Ltd. acquisitions described below.

2018 Acquisition

Jive Communications, Inc.

On April 3, 2018, the Company acquired all of the outstanding equity of Jive Communications, Inc., or Jive, a provider of cloud-based phone systems and Unified Communications services for a purchase price of $343.4 million in cash, which includes a $1.3 million working capital adjustment recorded as a receivable in other current assets in the accompanying condensed consolidated balance sheet. The Company funded the purchase price through a combination of existing cash on-hand and a $200 million revolving loan borrowed pursuant to its existing credit agreement.

Additionally, the Company is expected to pay up to $15 million in contingent cash retention payments to certain employees of Jive upon the achievement of specified retention milestones over the two-year period following the closing of the transaction. At the time of closing, Jive had approximately 700 employees and fiscal year 2017 revenue was approximately $80 million. The operating results of Jive have been included in the Company’s results since the date of the acquisition. During the quarter ended June 30, 2018, the Company recorded revenue of $22.9 million, including a $0.7 million effect of acquisition accounting fair value of acquired deferred revenue, and expenses of $36.6 million, including amortization of acquired intangibles of $2.6 million, acquisition-related transaction, transition and integration costs of $5.0 million and retention bonus expense of $2.8 million.

The acquisition is being accounted for under the acquisition method of accounting. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The preliminary determination of the fair value of assets acquired and liabilities assumed has been recognized based on management’s estimates and assumptions using the information about facts and circumstances that existed at the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The allocation of the purchase price is preliminary, including income taxes and the valuation of intangible assets, as the Company is still gathering information. The Company expects to finalize the purchase price allocation by the end of 2018.

The following table summarizes the Company’s preliminary purchase price allocation (in thousands):

Cash	$2,571
Accounts receivable	11,986
Property and equipment	2,492
Prepaid expenses and other current assets	2,511
Other assets	2,255
Intangible assets:
Completed technology	32,800
Customer relationships	114,700
Trade name	900
Deferred revenue	(5,498)
Accounts payable and accrued liabilities	(7,293)
Deferred tax liabilities, net	(24,331)
Goodwill	211,550

Total purchase consideration	344,643
Add: purchase price adjustment receivable	1,279
Less: cash acquired	(2,571)

Total purchase consideration, net of cash acquired	$343,351

The useful lives of the identifiable intangible assets acquired range from 2 to 10 years with a weighted average useful life of 9.2 years. The goodwill recorded in connection with this transaction is primarily related to the expected opportunities to be achieved as a result of the Company’s ability to leverage its customer base, sales force and business plan with Jive’s product, technical expertise and customer base. All goodwill and intangible assets acquired are not deductible for income tax purposes.

The Company recorded a long-term deferred tax liability, net, of $24.3 million primarily related to the amortization of intangible assets which cannot be deducted for tax purposes, partially offset by deferred tax assets primarily related to net operating losses acquired.

The unaudited financial information in the table below summarizes the combined results of operations of the Company, including Jive, on a pro forma basis, as though the acquisition had been consummated as of the beginning of 2017, including amortization charges from acquired intangible assets, interest expense on borrowings and lower interest income in connection with the Company’s funding of the acquisition with existing cash and cash equivalents and borrowings under its credit facility, the inclusion of expense related to retention-based bonuses assuming full achievement of the retention requirements, the reclassification of acquisition-related costs of the Company and Jive incurred up to the transaction closing date, the effect of acquisition accounting on the fair value of acquired deferred revenue and the related tax effects. We have excluded any impact on the Jive pro forma net deferred tax liabilities as a result of the reduction in the federal corporate tax rate resulting from the U.S. Tax Act enacted on December 22, 2017. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of 2017.

Unaudited Pro Forma Financial Information

	Three Months Ended June 30, (unaudited)		Six Months Ended June 30, (unaudited)
	2017	2018	2017	2018
	(in millions except per share amounts)
Pro forma revenue	$276.2	$307.0	$481.1	$608.8
Pro forma net income (loss)	$8.8	$7.2	$(20.6)	$27.1
Pro forma net income (loss) per share:
Basic	$0.17	$0.14	$(0.43)	$0.52
Diluted	$0.16	$0.14	$(0.43)	$0.51
Weighted average shares outstanding:
Basic	52.7	52.2	48.2	52.3
Diluted	53.7	52.9	48.2	53.2

2017 Acquisitions

Nanorep Technologies Ltd.

On July 31, 2017, the Company acquired all of the outstanding equity interests in Nanorep Technologies Ltd., or Nanorep, an Israeli provider of artificial intelligence, chatbot and virtual assistant services, for $43.2 million, net of cash acquired. Additionally, the Company expects to pay up to $5 million in cash to certain employees of Nanorep contingent upon their continued service over the two-year period following the closing of the acquisition and, in some cases, the achievement of specified performance conditions. At the time of the acquisition, Nanorep had approximately 55 employees and annualized revenue of approximately $5 million. The operating results of Nanorep, which have been included in the Company’s results since the date of the acquisition are not material. Accordingly, pro forma financial information for the business combination has not been presented.

GoTo Merger

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

The operations of the GoTo Business are included in the Company’s operating results since the date of acquisition. Since the Merger, the operating costs of the GoTo Business have been integrated with the operating costs of the Company and therefore, the Company has not provided operating income for the GoTo Business. Further, in 2018, stand-alone GoTo Business revenue will not be reported as the Company’s continued integration of its go-to-market strategy has made this metric not comparable to prior periods. During the six months ended June 30, 2017 and 2018, the Company recorded amortization of acquired intangibles of $72.6 million and $112.4 million, respectively, and acquisition-related transaction, transition and integration costs directly attributable to the Merger of $37.2 million and $3.1 million, respectively, within its condensed consolidated financial statements.

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

Unaudited Pro Forma Financial Information (in millions except per share amounts)

	Six Months Ended June 30, 2017 (unaudited)
	As Reported	Pro Forma
Revenue	$444.5	$515.4
Net income (loss)	$(3.7)	$26.1
Net income (loss) per share:
Basic	$(0.08)	$0.50
Diluted	$(0.08)	$0.49
Pro forma weighted average shares outstanding:
Basic	48.2	52.6
Diluted	48.2	53.8

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

The Xively disposition resulted in a gain of $33.9 million recorded in the first quarter of 2018, comprised of the present value of the $49.6 million received as consideration less net assets disposed of $13.3 million and transaction costs of $2.4 million. The net assets disposed are primarily comprised of $14.0 million of goodwill allocated to the Xively business. In fiscal year 2017, the Company recorded approximately $3 million of revenue and $13 million of operating expense directly related to its Xively business. The sale of the Xively business does not constitute a significant strategic shift that will have a material impact on the Company’s ongoing operations and financial results. Accordingly, pro forma information for the divestiture of Xively has not been presented.

6. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill during the six months ended June 30, 2018 are primarily due to the acquisition of the Jive business and the reduction of goodwill resulting from the divestiture of the Xively business. For additional information regarding the acquisition of Jive, see Note 4 to the condensed consolidated financial statements. For additional information regarding the Xively divestiture, see Note 5 to the condensed consolidated financial statements.

Changes in goodwill for the six months ended June 30, 2018 are as follows (in thousands):

Balance, January 1, 2018	$2,208,725
Goodwill resulting from the divestiture of Xively	(14,000)
Goodwill resulting from the acquisition of Jive	211,550
Foreign currency translation adjustments	(1,413)

Balance, June 30, 2018	$2,404,862

Intangible assets consist of the following (in thousands):

	December 31, 2017			June 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life Remaining (in years)
Identifiable intangible assets:
Customer relationships	$810,779	$135,715	$675,064	$920,127	$212,597	$707,530	7.0
Technology	453,372	64,021	389,351	480,811	96,621	384,190	7.5
Trade names and trademarks	70,630	10,073	60,557	71,206	15,281	55,925	7.5
Other	1,360	1,323	37	3,577	1,157	2,420	7.5
Internally developed software	38,153	13,565	24,588	50,064	20,492	29,572	1.5

	$1,374,294	$224,697	$1,149,597	$1,525,785	$346,148	$1,179,637

During the six months ended June 30, 2018, the Company capitalized $0.9 million for trade names and trademarks, $114.7 million for customer relationships and $32.8 million for technology as intangible assets in connection with the acquisition of Jive. During the six months ended June 30, 2018, the Company also entered into an agreement to acquire a domain name for $2.5 million, which was paid in April 2018. The Company also capitalized $8.0 million and $8.1 million during the three months ended June 30, 2017 and 2018, respectively, and $14.1 million and $15.2 million during the six months ended June 30, 2017 and 2018, respectively, of costs related to internally developed software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Cost of revenue:
Amortization of internally developed software	$1,564	$5,054	$2,343	$9,449
Amortization of acquired intangibles (1)	13,048	18,287	22,187	36,172

Sub-Total amortization of intangibles in cost of revenue	14,612	23,341	24,530	45,621
Amortization of acquired intangibles (1)	36,154	43,347	60,574	84,430

Total amortization of intangibles	$50,766	$66,688	$85,104	$130,051

(1)

Total amortization of acquired intangibles was $49.2 million and $61.6 million for the three months ended June 30, 2017 and 2018, respectively, and $82.8 million and $120.6 million for the six months ended June 30, 2017 and 2018, respectively.

Future estimated amortization expense for intangible assets at June 30, 2018 is as follows (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2018 (six months ending December 31)	$134,013
2019	256,136
2020	213,337
2021	178,641
2022	142,655
Thereafter	254,855

Total	$1,179,637

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2017	June 30, 2018
Marketing programs	$6,883	$11,595
Payroll and payroll-related	30,204	38,851
Professional fees	5,353	4,393
Acquisition-related	6,783	6,806
Other accrued liabilities	33,203	51,230

Total accrued liabilities	$82,426	$112,875

Acquisition-related costs include transaction, transition and integration-related fees and expenses and contingent retention-based bonus costs.

8. Income Taxes

For the three months ended June 30, 2017 and 2018, the Company recorded a benefit for federal, state and foreign taxes of $14.7 million on a profit before income taxes of $0.2 million and a benefit of $1.0 million on a profit before income taxes of $5.5 million, respectively. For the six months ended June 30, 2017 and 2018, the Company recorded a benefit for federal, state and foreign taxes of $30.5 million on a loss before income taxes of $34.2 million and a provision of $11.7 million on a profit before income taxes of $48.0 million, respectively. The effective income tax rates for the six months ended June 30, 2017 and 2018 were impacted by profits earned in certain foreign jurisdictions, primarily the Company’s Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the six months ended June 30, 2017 and 2018 was also impacted by $13.8 million and $2.9 million, respectively, of excess tax deductions on stock compensation recorded as discrete tax benefits and a $3.8 million tax benefit and a $1.4 million tax provision, respectively, related to discrete integration activities. During the six months ended June 30, 2018, the Company recorded a discrete income tax benefit of $3.4 million as a result of the re-measurement of deferred tax assets and liabilities due to a decrease in the state tax rate from the acquisition of Jive and a discrete income tax provision of $9.2 million on a pre-tax gain on disposition of assets of $33.9 million as a result of the divestiture of the Xively business.

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

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Act. The ultimate impact of the U.S. Tax Act may differ from this estimate, possibly materially, due to changes in interpretations and assumptions, guidance that may be issued and actions the Company may take in response to the U.S. Tax Act. The U.S. Tax Act is highly complex and the Company will continue to assess the impact that various provisions will have on its business. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. During the six months ended June 30, 2018, the Company recorded a $0.7 million tax provision to increase its one-time mandatory transition tax estimate to $15.5 million (from $14.8 million recorded in the fourth quarter of 2017).

Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, the Company estimates deferred tax assets, current tax liabilities and deferred tax liabilities, and the Company assesses temporary differences resulting from differing treatment of items for tax and accounting purposes. As of June 30, 2018, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary (this entity has historical tax losses) and for a portion of its California and Massachusetts state net operating losses. The Company concluded it was not more likely than not that these deferred tax assets are realizable.

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

Although the Company believes its tax estimates are appropriate, the final determination of tax audits could result in material changes in its estimates. The Company has recorded a liability related to uncertain tax positions of $5.1 million and $5.5 million as of December 31, 2017 and June 30, 2018, respectively. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision, which was $25,000 and $50,000 of interest expense for the six months ended June 30, 2017 and 2018, respectively.

9. Common Stock and Equity

On February 23, 2017, the Company’s Board of Directors approved a three-year capital return plan intended to return up to $700 million to stockholders through a combination of share repurchases and dividends. During the second quarter of 2018, the Company paid a cash dividend of $0.30 per share on May 25, 2018 to stockholders of record as of May 9, 2018. The Company’s Board of Directors will continue to review this capital return plan for potential modifications based on the Company’s financial performance, business outlook and other considerations. The timing and number of shares to be repurchased and/or the amount of cash dividends to be paid to the Company’s stockholders pursuant to the capital return plan will depend upon prevailing market conditions and other factors. Additionally, the Company’s credit facility contains certain financial and operating covenants that may restrict its ability to pay dividends in the future.

The Company paid cash dividends per share during the periods presented as follows:

	Year Ended December 31, 2017		Year Ended December 31, 2018
	Dividends Per Share	Amount (in millions)	Dividends Per Share	Amount (in millions)
First quarter (1)	$0.50	$12.8	$0.30	$15.7
Second quarter	0.25	13.2	0.30	15.6
Third quarter	0.25	13.2
Fourth quarter	0.25	13.2

Total cash dividends paid	$1.25	$52.4

(1)

The dividend paid in the first quarter of fiscal 2017 was the third of three special cash dividends announced and paid in anticipation of the completion of the Merger. The first two special cash dividends were declared and paid in 2016.

For the three months ended June 30, 2017 and 2018, the Company repurchased 202,928 and 614,851 shares of its common stock at an average price of $109.15 and $111.41 per share, for a total cost of $22.1 million and $68.5 million, respectively. For the six months ended June 30, 2017 and 2018, the Company repurchased 279,588 and 1,018,873 shares of its common stock at an average price of $105.92 and $115.36 per share, for a total cost of $29.6 million and $117.5 million, respectively.

10. Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan, or 2009 Plan, is administered by the Board of Directors and the Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. The Company awards restricted stock units as its principal equity incentive award. Restricted stock units with time-based vesting conditions generally vest over a three-year period while restricted stock units with market-based or performance-based vesting conditions generally vest over two- or three-year periods. Until 2012, the Company generally granted stock options as the principal equity incentive award. Options generally vested over a four-year period and expire ten years from the date of grant. Certain stock-based awards provide for accelerated vesting if the Company experiences a change in control. As of June 30, 2018, 6.5 million shares remained available for grant under the 2009 Plan.

The following table summarizes stock option activity during the six months ended June 30, 2018 (shares and intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2018	172	$30.33	3.7	$14,520

Granted	—	—
Exercised	(28)	36.19	—	$2,133

Forfeited	—	—

Outstanding, June 30, 2018	144	$29.17	3.1	$10,681

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $114.50 per share on December 31, 2017 and $103.25 per share on June 30, 2018, or at time of exercise, and the exercise price of the options.

During the six months ended June 30, 2018, the Company granted the following restricted stock unit awards (in thousands):

Type of Award	Number of Shares Underlying Awards
Time-based (1)	562
Market-based (2)	66

Total awards granted during the six months ending June 30, 2018	628

(1)	Time-based restricted stock units generally vest one-third every year for three years and are valued on the grant date using the grant date closing price of the underlying shares.
(2)

Market-based restricted stock units vest equally upon the achievement of a relative total shareholder return, or TSR, target as measured over a two and three-year performance period versus the TSR realized for that same period by a specified stock index. The amount of shares earned can range from 0% to 200% of the target shares awarded depending on the Company’s level of achievement. The fair value of these market-based restricted stock units granted in May 2018 was determined using a Monte Carlo simulation model including assumptions used (but not limited to) a risk-free interest rate of 2.64%, an expected volatility of 34% and an expected dividend yield of 1.08%.

Since 2013, the Company has granted to certain key executives restricted stock unit awards with market-based vesting conditions, which are referred to herein as TSR Units. These TSR Units are tied to the individual executive’s continued employment with the Company throughout the applicable performance period and the level of the Company’s achievement of a pre-established relative total shareholder return, or TSR, goal, as measured over an applicable performance period ranging from two to three years as compared to the TSR realized for that same period by a well-known stock index. The number of shares that may vest under these TSR Units may range from 0% to 200% of the target number of shares granted depending on the Company’s level of achievement of its TSR goal. Compensation cost for TSR Units is recognized on a straight-line basis over the requisite service period and is recognized regardless of the actual number of awards that are earned based on the level of achievement of the market-based vesting condition. For the TSR Units awarded in May 2015, February 2016 and May 2016, the Company achieved 200% of its TSR goal for the three-year and two-year performance periods ended in February and May 2018, resulting in an additional 57,250 shares being earned and vested during the six months ended June 30, 2018.

The following table summarizes restricted stock unit activity, including market-based TSR Units during the six months ended June 30, 2018 (shares in thousands):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2018	1,689	$90.91
Restricted stock units granted	628	111.01
Restricted stock units earned	57
Restricted stock units vested	(694)	82.39
Restricted stock units forfeited	(124)	89.39

Unvested as of June 30, 2018	1,556	$102.45

As of June 30, 2018, 129,685 TSR Units and 73,906 restricted stock units with performance-based vesting conditions were outstanding.

The Company recognized stock-based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Cost of revenue	$1,285	$1,261	$2,299	$2,477
Research and development	5,208	5,116	9,637	10,058
Sales and marketing	4,190	4,600	7,796	8,296
General and administrative	5,613	6,189	10,758	12,301

	$16,296	$17,166	$30,490	$33,132

As of June 30, 2018, there was $128.9 million of total unrecognized share-based compensation cost related to unvested stock awards which are expected to be recognized over a weighted average period of 2.1 years.

11. Commitments and Contingencies

Operating Leases — As of June 30, 2018, the Company had operating lease agreements for offices in the United States, Hungary, Germany, Australia, the United Kingdom, Ireland, Israel, India, Canada, Brazil, Guatemala, and Mexico that expire at various dates through 2030.

Rent expense under all leases was $5.8 million and $5.5 million for the three months ended June 30, 2017 and 2018, respectively, and $10.5 million and $10.6 million for the six months ended June 30, 2017 and 2018, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements totaled $10.3 million and $9.1 million for the three months ended June 30, 2017 and 2018, respectively and $18.2 million and $18.1 million for the six months ended June 30, 2017 and 2018, respectively.

As of June 30, 2018, future minimum lease payments under non-cancelable operating leases including one-year commitments associated with the Company’s hosting services arrangements are approximately (in thousands):

Years Ending December 31
2018 (six months ending December 31)	$20,510
2019	39,634
2020	34,028
2021	25,821
2022	29,247
Thereafter	62,623

Total minimum lease payments	$202,863

In May 2018, the Company entered a lease for new office space in Dublin, Ireland. The term of the new office space begins in August 2018 and extends through August 2043, with a break option after twelve years in August 2030. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $28.8 million (EUR 24.6 million).

In April 2018, the Company acquired a lease entered into by Jive in June 2017 for new office space in Lindon, Utah. The term of the lease begins in July 2018 and extends through January 2026. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $17.6 million.

Litigation — The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

In February 2006, ‘01 Communiqué, or ‘01, filed a patent infringement lawsuit against Citrix and Citrix Online, LLC in the United States District Court for the Northern District of Ohio (Case No. 1:06-cv-253), claiming that certain GoTo remote access service offerings, which have since been acquired by the Company as part of the Merger, infringed U.S. Patent No. 6,928,479, or the ‘479 Patent, which is allegedly owned by ‘01. In January 2016, an Ohio jury rendered a verdict that the GoTo services had not infringed the ‘479 Patent. The District Court affirmed the jury’s findings and denied ‘01’s request for a new trial. On March 30, 2017, ’01 initiated an appeal of this ruling and a hearing was held on February 8, 2018 at the United State Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the District Court’s ruling on April 26, 2018. ‘01 did not petition for a rehearing en banc and the matter has been formally concluded.

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

12. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and changes in unrealized losses and gains (net of tax) on marketable securities. The Company has determined that the undistributed earnings of all of its foreign subsidiaries, except for 100% of the current and prior year earnings and foreign currency translation adjustments related to those earnings, will continue to be indefinitely reinvested outside the United States for any additional outside basis differences inherent in these entities. Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and, as of December 31, 2017 and June 30, 2018, was comprised of cumulative translation adjustment gains of $15.6 million and $7.0 million, respectively. There were no material reclassifications to earnings in the six months ending June 30, 2017 and 2018.

13. Credit Facility

On February 1, 2017, the Company entered into an Amended and Restated Credit Agreement, or the Amended Credit Agreement, which increased the Company’s secured revolving credit facility from $150 million to $400 million in the aggregate and permits the Company to increase the revolving credit facility and/or enter into one or more tranches of term loans up to an additional $200 million. On March 23, 2018, the Company entered into a borrower accession agreement with its wholly-owned subsidiary, LogMeIn USA, Inc. and JPMorgan Chase Bank, N.A. acting in its capacity as administrative agent, pursuant to which LogMeIn USA, Inc. became a borrower under the Company’s existing multi-currency Amended and Restated Credit Agreement. The credit facility matures February 1, 2022. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty. The Company and its subsidiaries expect to use the credit facility for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital. On April 2, 2018, the Company borrowed $200.0 million under the Amended Credit Agreement to partially fund the acquisition of Jive. See Note 4 to the condensed consolidated financial statements. The Company had an outstanding debt balance of $200.0 million as of June 30, 2018.

Loans under the Amended Credit Agreement bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company, as described below. As of July 5, 2018, the annual rate on the $200.0 million outstanding debt balance was 3.375%, which will reset on August 6, 2018. The average interest rate on borrowings outstanding for the period ending June 30, 2018 was 3.179%. The quarterly commitment fee on the undrawn portion of the credit facility ranges from 0.15% to 0.30% per annum, based upon the Company’s total leverage ratio.

The Amended Credit Agreement contains customary affirmative and negative covenants, subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Amended Credit Agreement. As of June 30, 2018, the Company was in compliance with all financial and operating covenants of the Amended Credit Agreement.

Any failure to comply with the financial or operating covenants of the Amended Credit Agreement would prevent the Company from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility.

As of December 31, 2017 and June 30, 2018, the Company had $2.3 million and $2.0 million, respectively, of origination costs recorded in other assets on the accompanying condensed consolidated balance sheet. The Company presents debt issuance costs related to the revolving debt arrangement as an asset and subsequently amortizes the deferred debt issuance costs ratably over the term of the credit facility.

14. Subsequent Events

Cash Dividend

On July 24, 2018, the Company’s Board of Directors declared a cash dividend of $0.30 per share of common stock. The dividend is payable on August 24, 2018 to stockholders of record as of August 8, 2018.

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

On January 31, 2017, we completed our Merger with a wholly-owned subsidiary of Citrix, pursuant to which we combined with Citrix’s GoTo family of service offerings known as the GoTo Business. Following the completion of the Merger, our revenue grew to over $1 billion on an annualized basis in fiscal 2017 and we added over 1,600 employees. On April 3, 2018, we completed our acquisition of Jive Communications, Inc., or Jive, a provider of cloud-based phone systems and Unified Communications services. At the time of closing, Jive had approximately 700 employees and its fiscal year 2017 revenue was approximately $80 million.

Operating Results

In the six months ended June 30, 2018, we recognized revenues of $584.9 million and generated cash flows from operating activities of $257.2 million, and we ended the quarter with $198.9 million of cash and cash equivalents and $200.0 million of outstanding borrowings under our credit facility. We recorded net income of $36.3 million in the six months ended June 30, 2018, including a gain of $33.9 million in the first quarter of 2018 related to the divestiture of our Xively business; amortization of acquired intangible assets of $120.6 million; and acquisition-related transaction, transition and integration-related fees and expenses of $14.4 million, primarily related to the Merger and our acquisition of Jive. On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, referred to herein as ASC 606. The adoption of ASC 606 did not have any impact on our revenue recognition, however, we are required to capitalize and amortize incremental costs of obtaining a contract such as sales commissions and related fringe benefits over the period of benefit. The impact of ASC 606 on the first six months of 2018 was lower sales and marketing expense of $15.6 million than it would have been under prior accounting guidance.

In the six months ended June 30, 2017, we generated revenues of $444.5 million and cash flows from operating activities of $192.8 million, and ended with $285.5 million of cash, cash equivalents and short-term marketable securities and no outstanding borrowings under our credit facility. We recorded a net loss of $3.7 million in the six months ended June 30, 2017, including amortization of acquired intangible assets of $82.8 million and acquisition-related transaction, transition and integration-related fees and expenses of $40.9 million, primarily related to the Merger.

Acquisition of Jive Communications, Inc.

On April 3, 2018, we completed our acquisition of Jive Communications, Inc., or Jive, a provider of cloud-based phone systems and Unified Communications services, for $343.4 million in cash including a working capital adjustment following the closing, which is expected to be finalized by the end of 2018. Additionally, we expect to pay up to $15 million in cash contingent payments to certain employees of Jive upon their achievement of specified retention milestones over the two-year period following the closing. We funded the acquisition through a combination of cash on-hand and $200 million of borrowings under our credit facility. The operating results of Jive have been included in our results since the date of the acquisition. During the quarter ended June 30, 2018, we recorded revenue of $22.9 million, including a $0.7 million effect of acquisition accounting fair value of acquired deferred revenue, and expenses of $36.6 million, including amortization of acquired intangibles of $2.6 million, acquisition-related transaction, transition and integration costs of $5.0 million and retention bonuses of $2.8 million.

Capital Returns

On February 23, 2017, our Board of Directors approved a three-year capital return plan intended to return up to $700 million to stockholders through a combination of share repurchases and dividends. As of June 30, 2018, we have returned $257.6 million to stockholders under this capital return plan, including $148.9 million during the first six months of 2018 comprised of the following:

•	A total of $117.5 million spent to repurchase 1,018,873 shares of our common stock at an average price of $115.36 per share.

•	$31.4 million paid in cash dividends ($0.30 per share of our common stock paid on May 25, 2018 to stockholders of record as of May 9, 2018).

On July 24, 2018, our Board of Directors declared a cash dividend of $0.30 per share of common stock. The dividend is payable on August 24, 2018 to stockholders of record as of August 8, 2018. While we currently intend to pay quarterly cash dividends during the remainder of 2018, our Board of Directors will continue to review this capital return plan for potential modifications and will determine whether to declare dividends on a quarterly basis based on our financial performance, business outlook and other considerations.

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

•	There is frequent litigation in the software and technology industries based on allegations of infringement or other violations of intellectual property rights. We have been, and may in the future be, subject to third party patent infringement or other intellectual property-related lawsuits as we face increasing competition and become increasingly visible. Any adverse determination related to intellectual property claims or litigation could adversely affect our business, financial condition and operating results.

•	The risk of a data security breach or service disruption caused by computer hackers and cyber criminals has increased as the frequency, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Our services and systems have been, and may in the future be, the target of various forms of cyberattacks. While we make significant efforts to maintain the security and integrity of our services and computer systems, our cybersecurity measures and the cybersecurity measures taken by our third-party data center facilities may be unable to anticipate, detect or prevent all attempts to compromise our systems. Any security breach, whether successful or not, could harm our reputation, subject us to lawsuits and other potential liabilities and ultimately could result in the loss of customers.

•	Failure to successfully integrate acquisitions could adversely impact the market price of our common stock as well as our business and operating results. This risk is identified further in “Risk Factors — Risks Related to our Business” of this Quarterly Report on Form 10-Q and elsewhere in this report.

•	We believe that competition will continue to increase. Increased competition could result from existing competitors or new competitors that enter the market because of the potential opportunity. We will continue to closely monitor competitive activity and respond accordingly. Increased competition could have an adverse effect on our financial condition and results of operations.

•	We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses will increase in absolute dollar amounts. For a description of the general trends we anticipate in various expense categories, see “Cost of Revenue and Operating Expenses” below.

Sources of Revenue

We derive our revenue primarily from subscription fees for our premium services from enterprise customers, SMBs, IT service providers, mobile carriers, customer service centers, OEMs and consumers and to a lesser extent, from usage fees from our audio services. Our customers who subscribe to our services generally pay in advance and typically pay with a credit card for their subscription. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period.

Historically, we have calculated our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. During the three months ended June 30, 2018, renewal rates for certain of our communication and collaboration products declined, which we believe was due in part to a combination of certain business practices we implemented following the Merger, delays in certain product enhancements as well as increased competition. However, for the three months ended June 30, 2018, our Company’s total gross annualized renewal rate remained at approximately 75%. As we continue to integrate the GoTo Business and the recently acquired Jive business, we will monitor and assess our renewal rate calculation and methodology to ensure that it is appropriate.

Our revenue by product grouping is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
Revenues:
Communications and collaboration	$141,239	$173,190	$230,972	$323,097
Identity and access	71,561	87,765	132,107	172,435
Customer engagement and support	44,225	44,695	81,404	89,335

Total revenue	$257,025	$305,650	$444,483	$584,867

Employees

Our number of full-time employees was 3,396 at June 30, 2018, compared to 2,760 at December 31, 2017 and 2,778 at June 30, 2017.

Cost of Revenue and Operating Expenses

We allocate certain overhead expenses, such as rent and utilities, to expense categories primarily based on headcount allocations. As a result, an overhead allocation associated with these costs is reflected in the cost of revenue and each operating expense category.

Cost of Revenue. Cost of revenue consists primarily of costs associated with our data center operations and customer support centers. Included in these costs are wages and benefits for personnel, telecommunications, hosting fees, hardware and software maintenance costs, outsourced customer support staffing costs, telecommunications product costs, and depreciation associated with our data centers. Additionally, amortization expense associated with the acquired software, technology, and internally developed software to be sold as a service is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers are dependent on the number of customers who subscribe to our services and the complexity and redundancy of our services and hosting infrastructure.

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, retention-based bonus expense related to our acquisitions, facility expense, cloud computing services, consulting fees associated with outsourced development projects, travel-related costs for development personnel, and depreciation of assets used in development. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. More than half of our research and development employees are located internationally in our development centers in Hungary, Germany, Canada, Israel and India. Therefore, a large portion of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized costs of $14.1 million and $15.2 million for the six months ended June 30, 2017 and 2018, respectively, related to internally developed software to be sold as a service, which were incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will remain relatively constant as a percentage of revenue.

Sales and Marketing. Sales and marketing expenses consist primarily of online search and advertising costs, wages, commissions and benefits for sales and marketing personnel, offline marketing costs such as media advertising and trade shows, consulting fees, credit card processing fees, facility expense and hardware and software maintenance costs. Online search and advertising costs consist primarily of pay-per-click payments to search engines and other online advertising media such as banner ads. Offline marketing costs include radio and print advertisements, as well as the costs to create and produce these advertisements, and tradeshows, including the costs of space at tradeshows and costs to design and construct tradeshow booths. Advertising costs are expensed as incurred. In order to continue to grow our business and awareness of our services, we expect that we will continue to invest in our sales and marketing efforts. We expect that sales and marketing expenses will remain relatively consistent as a percentage of revenue.

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

Results of Consolidated Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated (dollar amounts in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2017		2018			2017		2018
	Amount	Percent of Revenue	Amount	Percent of Revenue	Percent Change	Amount	Percent of Revenue	Amount	Percent of Revenue	Percent Change
Revenue	$257,025	100%	$305,650	100%	19%	$444,483	100%	$584,867	100%	32%
Cost of revenue	53,236	21%	72,833	24%	37%	92,175	21%	135,775	23%	47%

Gross profit	203,789	79%	232,817	76%	14%	352,308	79%	449,092	77%	27%

Operating expenses
Research and development	40,710	16%	43,920	14%	8%	73,832	17%	87,036	15%	18%
Sales and marketing	93,469	36%	99,343	33%	6%	169,237	38%	187,558	32%	11%
General and administrative	33,163	13%	39,106	13%	18%	82,554	19%	74,549	13%	(10)%
Gain on disposition of assets	—		—	0%	0%	—	0%	(33,910)	(6)%	(100)%
Amortization of acquired intangibles	36,154	14%	43,347	14%	20%	60,574	14%	84,430	14%	39%

Total operating expenses	203,496	79%	225,716	74%	11%	386,197	87%	399,663	68%	3%

Income (loss) from operations	$293	0%	$7,101	2%	2,324%	$(33,889)	(8)%	$49,429	8%	(246)%

	As of June 30,		Percent
	2017	2018	Change
Employees:
Cost of revenue	476	668	40%
Research and development	1,028	1,115	8%
Sales and marketing	949	1,138	20%
General and administrative	325	475	46%

Total headcount at end of period	2,778	3,396	22%

Three Months Ended June 30, 2017 and 2018

Revenue. Revenue increased $48.7 million, or 19%, from $257.0 million for the three months ended June 30, 2017 to $305.7 million for the three months ended June 30, 2018. The effect of acquisition accounting on the fair value of acquired deferred revenue was $9.9 million and $0.8 million for the GoTo Business in the three months ended June 30, 2017 and 2018, respectively. Revenue derived from the Jive business since the acquisition date on April 3, 2018 was $22.9 million, which includes the effect of acquisition accounting on the fair value of acquired deferred revenue from Jive of $0.7 million for the three months ended June 30, 2018.

Cost of Revenue. Cost of revenue increased $19.6 million, or 37%, from $53.2 million for the three months ended June 30, 2017 to $72.8 million for the three months ended June 30, 2018 and as a percentage of revenue was 21% and 24%, respectively. Cost of revenue for the three months ended June 30, 2017 and 2018, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $13.9 million and $17.8 million, respectively; facility-related costs of $1.7 million and $2.0 million, respectively; depreciation, maintenance, and amortization of internally developed software of $8.3 million and $12.5 million, respectively; professional services expense of $3.4 million and $2.9 million, respectively; data center, telecommunications and cloud computing service costs of $12.0 million and $14.8 million, respectively; and amortization of acquired intangible assets of $13.0 million and $18.3 million, respectively. Further, telecommunication product costs totaled $3.6 million for the three months ended June 30, 2018. The increase in cost of revenue as a percentage of revenue is primarily attributable to the inclusion of Jive since the acquisition date, as well as an increase in amortization of acquired intangible assets and internally developed software. Included in personnel-related costs in both the three months ended June 30, 2017 and 2018, is $1.3 million of stock-based compensation expense and $0.4 million and $0.3 million, respectively, of acquisition-related retention-based bonuses.

Research and Development Expenses. Research and development expenses increased $3.2 million, or 8%, from $40.7 million for the three months ended June 30, 2017 to $43.9 million for the three months ended June 30, 2018 and as a percentage of revenue was 16% and 14%, respectively. Research and development expenses for the three months ended June 30, 2017 and 2018, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $31.0 million and $33.8 million, respectively; facility-related costs of $3.2 million and $2.9 million, respectively; cloud computing services of $1.4 million and $2.0 million, respectively; depreciation and maintenance expense of $3.7 million and $4.0 million, respectively; and professional services expense of $1.2 million and $1.3 million, respectively. We capitalized $8.0 million and $8.1 million during the three months ended June 30, 2017 and 2018, respectively, of costs related to internally developed software to be sold as a service incurred during the application development stage. Included in personnel-related costs in the three months ended June 30, 2017 and 2018 is $5.2 million and $5.1 million, respectively, of stock-based compensation expense and $2.1 million and $1.9 million, respectively, of acquisition-related retention-based bonuses.

Sales and Marketing Expenses. Sales and marketing expenses increased $5.8 million, or 6%, from $93.5 million for the three months ended June 30, 2017 to $99.3 million for the three months ended June 30, 2018 and as a percentage of revenue was 36% and 33%, respectively. Sales and marketing expenses for the three months ended June 30, 2017 and 2018, includes personnel-related costs, including salary, commissions, bonus, recruiting, relocation, travel, training, benefits and taxes of $46.5 million and $46.6 million, respectively; marketing costs of $33.2 million and $35.7 million, respectively; credit card transaction fees of $4.9 million and $5.6 million, respectively; facility-related costs of $3.9 million and $3.5 million, respectively; depreciation and maintenance expense of $3.6 million and $4.6 million, respectively; and professional services expense of $0.6 million and $2.5 million, respectively. We adopted ASC 606 on January 1, 2018 on the modified retrospective transition method which included the capitalization and amortization of incremental costs of obtaining contracts (commissions and related fringe benefits). For the three months ended June 30, 2018, commissions expense was lower by $9.7 million than it would have been under pre-ASC 606 accounting guidance. Included in personnel-related costs in the three months ended June 30, 2017 and 2018 is $4.2 million and $4.6 million, respectively, of stock-based compensation expense and $1.1 million and $0.9 million, respectively, of acquisition-related retention-based bonuses.

General and Administrative Expenses. General and administrative expenses increased $5.9 million, or 18%, from $33.2 million for the three months ended June 30, 2017 to $39.1 million for the three months ended June 30, 2018 and as a percentage of revenue was 13% for both periods. For the three months ended June 30, 2017 and 2018, general and administrative expenses included acquisition-related costs of $5.3 million and $6.2 million, respectively, primarily related to transaction, transition and integration-related costs and retention-based bonuses. General and administrative expenses for the three months ended June 30, 2017 and 2018, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $18.4 million and $24.0 million, respectively; professional services of $5.2 million and $4.4 million, respectively; facility-related costs of $1.9 million and $2.1 million, respectively; and depreciation and maintenance expense of $1.5 million and $2.1 million, respectively. Included in personnel-related costs is $5.6 million and $6.2 million of stock-based compensation expense for the three months ended June 30, 2017 and 2018, respectively, and $0.8 million of acquisition-related retention-based bonuses for the three months ended June 30, 2018.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $36.2 million and $43.3 million for the three months ended June 30, 2017 and 2018, respectively. The increase was primarily related to the intangible assets acquired from the acquisition of Jive on April 3, 2018.

Interest Income. Interest income was $0.4 million for both the three months ended June 30, 2017 and 2018 and was primarily attributable to interest income earned on marketable securities and money market funds.

Interest Expense. Interest expense was $0.3 million and $1.9 million for the three months ended June 30, 2017 and 2018, respectively, and was primarily associated with interest expense attributable to our credit facility and the amortization of deferred financing fees. The increase in interest expense for the three months ended June 30, 2018 was due to $200.0 million of borrowings under our credit facility used to partially fund the Jive acquisition.

Other Income (Expense), Net. Other expense, net was $0.1 million for both the three months ended June 30, 2017 and 2018, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the quarter.

Income Taxes. We recorded a benefit for federal, state and foreign taxes of $14.7 million on a profit before income taxes of $0.2 million and a benefit of $1.0 million on a profit before income taxes of $5.5 million for the three months ended June 30, 2017 and 2018, respectively. The effective income tax rates for the three months ended June 30, 2017 and 2018 were impacted by profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the three months ended June 30, 2017 and 2018 was also impacted by $11.4 million and $1.2 million, respectively, of excess tax deductions on stock compensation recorded as discrete tax benefits. Additionally, the three months ended June 30, 2017 was impacted by a $1.4 million tax benefit related to discrete integration activities. For the three months ended June 30, 2018, we recorded a $3.4 million tax benefit due to the re-measurement of deferred tax assets and liabilities due to a decrease in the state rate from the acquisition of Jive. Our effective tax rate in the future will depend upon the proportion of income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. statutory rate, as well as several other factors, including excess tax benefits from share-based compensation, changes to our provisional accounting for the effects of the U.S. Tax Act during the measurement period, and the impact of new legislation.

Six Months Ended June 30, 2017 and 2018

Revenue. Revenue increased $140.4 million, or 32%, from $444.5 million for the six months ended June 30, 2017 to $584.9 million for the six months ended June 30, 2018. This increase includes GoTo Business revenue for six months in the 2018 period versus five months in the 2017 period; revenue derived from the Jive business since the acquisition date on April 3, 2018 of $22.9 million; and the effect of acquisition accounting on the fair value of the GoTo Business acquired deferred revenue of $23.6 million and $1.8 million in the six months ended June 30, 2017 and 2018, respectively. The effect of acquisition accounting on the fair value of Jive’s acquired deferred revenue was $0.7 million for the six months ended June 30, 2018.

Cost of Revenue. Cost of revenue increased $43.6 million, or 47%, from $92.2 million for the six months ended June 30, 2017 to $135.8 million for the six months ended June 30, 2018. As a percentage of revenue, cost of revenue was 21% and 23% for the six months ended June 30, 2017 and 2018, respectively. Cost of revenue for the six months ended June 30, 2017 and 2018, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $24.4 million and $33.7 million, respectively; facility-related costs of $3.1 million and $3.7 million, respectively; depreciation, maintenance, and amortization of internally developed software expense of $14.7 million and $23.6 million, respectively; professional services expense of $5.8 million and $6.8 million, respectively; data center, telecommunications and cloud computing service costs of $20.8 million and $26.4 million, respectively; and amortization of acquired intangible assets of $22.2 million and $36.2 million, respectively. Further, telecommunication product costs totaled $3.6 million for the six months ended June 30, 2018. The increase in cost of revenue as a percentage of revenue is primarily attributable to the inclusion of Jive since the acquisition date and an increase in amortization of acquired intangible assets. Included in personnel-related costs in the six months ended June 30, 2017 and 2018, is $2.3 million and $2.5 million, respectively, of stock-based compensation expense and $0.7 million and $0.4 million, respectively, of acquisition-related retention-based bonuses.

Research and Development Expenses. Research and development expenses increased $13.2 million, or 18%, from $73.8 million for the six months ended June 30, 2017 to $87.0 million for the six months ended June 30, 2018. As a percentage of revenue, research and development expenses were 17% and 15% for the six months ended June 30, 2017 and 2018, respectively. Research and development expenses for the six months ended June 30, 2017 and 2018, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $56.9 million and $66.5 million, respectively; facility-related costs of $5.7 million and $5.9 million, respectively; cloud computing services of $2.5 million and $4.0 million, respectively; depreciation and maintenance expense of $6.3 million and $8.1 million, respectively; and professional services expense of $2.1 million and $2.5 million, respectively. We capitalized $14.1 million and $15.2 million during the six months ended June 30, 2017 and 2018, respectively, of costs related to internally developed software to be sold as a service incurred during the application development stage. Included in personnel-related costs in the six months ended June 30, 2017 and 2018 is $9.6 million and $10.1 million, respectively, of stock-based compensation expense and $4.5 million and $2.8 million, respectively, of acquisition-related retention-based bonuses.

Sales and Marketing Expenses. Sales and marketing expenses increased $18.4 million, or 11%, from $169.2 million for the six months ended June 30, 2017 to $187.6 million for the six months ended June 30, 2018. As a percentage of revenue, sales and marketing expenses were 38% and 32% for the six months ended June 30, 2017 and 2018, respectively. Sales and marketing expenses for the six months ended June 30, 2017 and 2018, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $84.4 million and $85.8 million, respectively; marketing costs of $58.0 million and $69.7 million, respectively; credit card transaction fees of $10.1 million and $11.8 million, respectively; facility-related costs of $7.3 million and $6.9 million, respectively; depreciation and maintenance expense of $6.2 million and $8.4 million, respectively; and professional services expense of $1.8 million and $3.4 million, respectively. We adopted ASC 606 on January 1, 2018 on the modified retrospective transition method which included the capitalization and amortization of incremental costs of obtaining contracts (commissions and related fringe benefits). For the six months ended June 30, 2018, commissions expense was lower by $15.6 million than it would have been under pre-ASC 606 accounting guidance. Included in personnel-related costs in the six months ended June 30, 2017 and 2018 is $7.8 million and $8.3 million, respectively, of stock-based compensation expense and $2.4 million and $0.9 million, respectively, of acquisition-related retention-based bonuses.

General and Administrative Expenses. General and administrative expenses decreased $8.1 million, or 10%, from $82.6 million for the six months ended June 30, 2017 to $74.5 million for the six months ended June 30, 2018. As a percentage of revenue, general and administrative expenses were 19% and 13% for the six months ended June 30, 2017 and 2018, respectively. For the six months ended June 30, 2017 and 2018, general and administrative expenses included acquisition-related costs of $33.0 million and $10.3 million, respectively, primarily related to transaction, transition and integration-related costs and retention-based bonuses. General and administrative expenses for the six months ended June 30, 2017 and 2018, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $33.5 million and $45.7 million, respectively; professional services of $8.8 million and $9.3 million, respectively; facility-related costs of $3.2 million and $4.2 million, respectively; and depreciation and maintenance expense of $3.0 million and $4.2 million, respectively. Included in personnel-related costs is $10.8 million and $12.3 million of stock-based compensation expense for the six months ended June 30, 2017 and 2018, respectively, and $0.8 million of acquisition-related retention-based bonuses for the six months ended June 30, 2018.

Gain on Disposition of Assets. We recorded a gain on the disposition of assets of $33.9 million in the six months ended June 30, 2018 related to the gain on the sale of our Xively business.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $60.6 million and $84.4 million for the six months ended June 30, 2017 and 2018, respectively. The increase is primarily related to the intangible assets acquired as a result of the Merger on January 31, 2017 and the acquisition of Jive on April 3, 2018.

Interest Income. Interest income was $0.5 million and $1.0 million for the six months ended June 30, 2017 and 2018, respectively, and was primarily attributable to interest income earned on marketable securities and money market funds.

Interest Expense. Interest expense was $0.8 million and $2.2 million for the six months ended June 30, 2017 and 2018, respectively, and was primarily associated with interest expense attributable to our credit facility and the amortization of financing fees. The increase in interest expense for the six months ended June 30, 2018 was due to $200.0 million of borrowings under our credit facility used to partially fund the Jive acquisition.

Other Expense, Net. Other expense, net was $0.1 million and $0.3 million for the six months ended June 30, 2017 and 2018, respectively, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the quarter.

Income Taxes. We recorded a benefit for federal, state and foreign taxes of $30.5 million and a provision of $11.7 million on a loss before income taxes of $34.2 million and profit before income taxes of $48.0 million for the six months ended June 30, 2017 and 2018. The effective income tax rates for the six months ended June 30, 2017 and 2018 were impacted by profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the six months ended June 30, 2017 and 2018 was also impacted by the expected non-deductibility of certain transaction costs related to the Merger and the acquisition of Jive, respectively, and $13.8 million and $2.9 million, respectively, of discrete income tax benefits related to excess tax deductions on stock compensation now recorded as a tax benefit due to our adoption of ASU 2016-09, as well as $3.8 million and $2.0 million discrete tax benefits related to integration and acquisition activity.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2017	2018
Net cash provided by operating activities	$192,785	$257,202
Net cash provided by (used in) investing activities	32,722	(332,448)
Net cash provided by (used in) financing activities	(111,645)	26,588
Effect of exchange rate changes on cash, cash equivalents and restricted cash	5,561	(4,890)

Net increase (decrease) in cash, cash equivalents and restricted cash	$119,423	$(53,548)

At June 30, 2018, our principal source of liquidity was cash and cash equivalents totaling $198.9 million, of which $49.1 million was held in the United States and $149.8 million was held by our international subsidiaries. On April 3, 2018, we used approximately $145 million of cash held in the United States, and we borrowed $200 million under our credit facility to fund the acquisition of Jive.

Cash Flows From Operating Activities

Net cash inflows from operating activities for the six months ended June 30, 2018 fully included the GoTo Business operations as compared to five months for the comparable 2017 period.

Net cash inflows from operating activities during the six months ended June 30, 2017 were mainly attributable to a $59.8 million increase in deferred revenue associated with upfront payments received from our customers, a $38.0 million increase in accrued liabilities, and an $11.2 million increase in accounts payable. These cash inflows were partially offset by a $12.6 million increase in prepaid expenses and other current assets primarily due to an increase in prepaid taxes. Accrued liabilities and accounts payable included $10.5 million in Merger-related professional fees, including transaction, transition, and integration-related fees and expenses, and $9.6 million in retention-based bonus accruals related to our 2015 and 2016 acquisitions. Additionally, included in net cash inflows from operating activities were add-backs of non-cash charges, including $98.6 million for depreciation and amortization, $30.5 million for stock-based compensation expense, and $32.5 million benefit from deferred income taxes primarily attributable to the amortization of intangible assets which cannot be deducted for tax purposes.

Net cash inflows from operating activities during the six months ended June 30, 2018 were mainly attributable to a $35.8 million increase in deferred revenue associated with upfront payments received from our customers, a $23.0 million increase in accrued liabilities, a $22.7 million decrease in accounts receivable due to strong collections, an $11.5 million increase in accounts payable, a $6.0 million increase in deferred rent and other liabilities, and an $8.0 million decrease in prepaid and other current assets primarily due to a decrease in prepaid taxes partially offset by an increase in deferred commissions. These cash inflows were partially offset by a $7.9 million increase in other assets primarily due to an increase in deferred commissions. Accrued liabilities and accounts payable included $4.4 million in Merger-related professional fees, including transaction, transition, and integration-related fees and expenses, and $3.3 million in retention-based bonus accruals related to our acquisitions. Additionally, included in net cash inflows from operating activities were add-backs and reductions of non-cash charges, including $146.4 million for depreciation and amortization, $36.3 million for the gain on disposition of assets related to the divestiture of the Xively business net of transaction costs, $33.1 million for stock-based compensation expense, and $22.0 million benefit from deferred income taxes primarily attributable to the amortization of intangible assets which cannot be deducted for tax purposes.

Cash Flows From Investing Activities

Net cash provided by investing activities for the six months ended June 30, 2017 was primarily attributable to $31.1 million in net proceeds from maturities and sales of marketable securities and $25.1 million for cash and restricted cash acquired from the Merger. These cash inflows were partially offset by $13.7 million in intangible asset additions for capitalized costs related to internally developed computer software to be sold as a service which were incurred during the application development stage and purchases of $9.8 million in property and equipment related to our internal IT infrastructure, data centers, and our offices.

Net cash used in investing activities for the six months ended June 30, 2018 was primarily attributable to the acquisition of Jive on April 3, 2018 for $343.4 million, net of cash acquired, $17.9 million in intangible asset additions for capitalized costs related to internally developed software to be sold as a service which were incurred during the application development stage, and purchases of $13.6 million in property and equipment related to our internal IT infrastructure, data centers, and our offices. This cash outflow was partially offset by $42.4 million of proceeds received from the divestiture of the Xively business.

Cash Flows From Financing Activities

Net cash used in financing activities for the six months ended June 30, 2017 related to the repayment of $30.0 million of borrowings under our credit facility, purchases of $29.6 million of treasury stock pursuant to our share repurchase program, the payment of $29.5 million for payroll taxes related to vesting of restricted stock units, dividend payments of $25.9 million, and $2.0 million for payment of issuance costs associated with our Amended Credit Agreement. These payments were partially offset by $5.4 million in proceeds received from the issuance of common stock upon exercise of stock options.

Net cash provided by financing activities for the six months ended June 30, 2018 was attributable to $200.0 million of borrowings under our credit facility which was drawn on April 2, 2018 in order to partially fund our acquisition of Jive, as well as $1.0 million in proceeds received from the issuance of common stock upon exercise of stock options. These cash inflows were partially offset by the purchase of $115.1 million of treasury stock, dividend payments of $31.4 million, and the payment of $28.0 million for payroll taxes related to vesting of restricted stock units.

We have available a multi-currency credit facility with a syndicate of banks, financial institutions and other lending entities that provides for a secured revolving line of credit of up to $400 million, which may be increased by an additional $200 million subject to further commitment from the lenders. The credit facility matures on February 1, 2022 and includes certain financial covenants with which we must comply. We expect to use the credit facility for general corporate purposes, including the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital (see Note 13 to our condensed consolidated financial statements for additional details). As of June 30, 2018, we had $200.0 million outstanding borrowings under the credit facility.

Future Expectations

We believe that our current cash and cash equivalents, together with cash generated from operations and our credit facility, will be sufficient to meet our ongoing operations working capital and capital expenditure requirements.

We have been purchasing shares of our stock since 2013 pursuant to share repurchase programs approved by our Board of Directors. On February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we intend to return to stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. As of June 30, 2018, $186.8 million in share repurchases and $70.9 million in cash dividend payments to our stockholders have been made under this $700 million capital return plan, and $442.4 million remained. We have continued to repurchase shares since June 30, 2018 and on July 24, 2018, our Board of Directors declared a $0.30 per share cash dividend to be paid on August 24, 2018 to stockholders of record as of August 8, 2018, totaling approximately $15.5 million. Our Board of Directors will continue to review this capital return plan for potential modifications based on our financial performance, business outlook and other considerations. Our ability to repurchase our shares and/or pay cash dividends to our stockholders is subject to our having sufficient cash available and our maintaining compliance with our credit facility covenants.

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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(in thousands)		(in thousands)
GAAP Revenue	$257,025	$305,650	$444,483	$584,867
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	9,926	1,474	23,571	2,532

Non-GAAP Revenue	$266,951	$307,124	$468,054	$587,399

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(In thousands)		(In thousands)
GAAP Net income (loss) from operations	$293	$7,101	$(33,889)	$49,429
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	9,926	1,474	23,571	2,532
Stock-based compensation expense	16,296	17,166	30,490	33,132
Acquisition-related costs	9,077	9,231	40,936	14,376
Litigation-related expenses	520	96	738	277
Amortization of acquired intangibles	49,201	61,634	82,761	120,602
Less:
Gain on disposition of assets	—	—	—	(33,910)
Effect of acquisition accounting on internally capitalized software development costs	(6,244)	(2,411)	(10,945)	(6,131)

Non-GAAP Operating income	79,069	94,291	133,662	180,307
Interest and other income (expense), net	(100)	(1,571)	(353)	(1,464)

Non-GAAP Income before income taxes	78,969	92,720	133,309	178,843
Non-GAAP Provision for income taxes (1)	(24,567)	(22,902)	(40,766)	(44,174)

Non-GAAP Net income	$54,402	$69,818	$92,543	$134,669

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(in thousands)		(in thousands)
GAAP Net income (loss)	$14,846	$6,554	$(3,718)	$36,266
Add Back:
Interest and other income (expense), net	100	1,571	353	1,464
Income tax provision (benefit)	(14,653)	(1,024)	(30,524)	11,699
Amortization of acquired intangibles	49,201	61,634	82,761	120,602
Depreciation and amortization expense	9,101	13,436	15,825	25,759

EBITDA	58,595	82,171	64,697	195,790
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	9,926	1,474	23,571	2,532
Stock-based compensation expense	16,296	17,166	30,490	33,132
Acquisition-related costs	9,077	9,231	40,936	14,376
Litigation-related expenses	520	96	738	277
Less:
Gain on disposition of assets	—	—	—	(33,910)

Adjusted EBITDA	$94,414	$110,138	$160,432	$212,197

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2018	2017	2018
	(In thousands, except per share data)		(In thousands, except per share data)
GAAP Net income (loss) per diluted share	$0.28	$0.12	$(0.08)	$0.68
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	0.18	0.03	0.48	0.05
Stock-based compensation expense	0.30	0.32	0.62	0.62
Acquisition-related costs and amortization	1.08	1.34	2.51	2.54
Litigation-related expenses	0.01	—	0.01	0.01
Less:
Gain on disposition of assets	—	—	—	(0.64)
Effect of acquisition accounting on internally capitalized software development costs	(0.12)	(0.05)	(0.22)	(0.12)
Income tax effect of non-GAAP items (1)	(0.72)	(0.44)	(1.44)	(0.61)

Non-GAAP Net income per diluted share	$1.01	$1.32	$1.88	$2.53

Shares used in computing diluted non-GAAP net income per share	53,723	52,875	49,274	53,160

(1)

The three and six months ended June 30, 2018 non-GAAP provision for income taxes excludes the tax impact of non-GAAP items as well as a discrete integration-related tax benefit of $1.4 million and $3.8 million in the three and six months ended June 30, 2017, respectively, a discrete integration-related net tax benefit of $3.4 million and $2.0 million in the three and six months ended June 30, 2018, respectively, and a net tax provision of $0.7 million in the six months ended June 30, 2018 related to the enactment of the U.S. Tax Act.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at June 30, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands) (1)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating and capital lease obligations	$165,881	$21,933	$49,968	$40,583	$53,397
Credit Facility (2)	200,000	—	—	200,000	—
Hosting service agreements	36,982	21,209	14,705	1,068	—

Total	$402,863	$43,142	$64,673	$241,651	$53,397

(1)	Excluded from the table above is $5.5 million related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.
(2)

The credit facility matures in February 2022, when all amounts outstanding will be due and payable. Excluded from the table above are the quarterly commitment fees on the undrawn portion that range from 0.15% to 0.30% per annum and interest payable on any outstanding borrowings based upon our total leverage ratio.

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

In May 2018, we entered into a lease for new office space in Dublin, Ireland. The term of the new office lease begins in August 2018 and extends through August 2043 with a break option in August 2030. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $28.8 million (EUR 24.6 million).

In April 2018 we acquired a lease entered into by Jive in June 2017 for new office space in Lindon, Utah. The term of the lease begins in July 2018 and extends through January 2026. The aggregate amount of minimum lease payments to be made over the term of the lease is approximately $17.6 million.

As of June 30, 2018, we had letters of credit and bank guarantees of $8.8 million ($1.8 million of which was collateralized and classified as restricted cash), primarily related to our corporate headquarters in Boston, Massachusetts.

New Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Polices” to the condensed consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as our non-U.S. sales are recorded by our subsidiaries located in Ireland, the United Kingdom and Australia and as we incur significant operating expenses in our foreign subsidiaries including our Hungary and Germany research and development facilities and our sales and marketing operations in Ireland, Germany, the United Kingdom and Australia. For the six months ended June 30, 2017 and 2018, each year 23% of our revenue was generated by customers outside of the United States and 18% and 21%, respectively, of our operating expenses occurred in our international subsidiaries.

Currently, our largest exposure to foreign currency exchange rate risk relates to the Euro, British Pound, Hungarian Forint, the Brazilian Real and the Canadian Dollar. To date, changes in foreign currency exchange rates have not had a material impact on our operations, and we estimate that a change of 10% or less in foreign currency exchange rates would not materially affect our operations.

As of December 31, 2017 and June 30, 2018, we had outstanding forward contracts with notional amounts equivalent to the following (in thousands):

Currency Hedged	December 31, 2017	June 30, 2018
Euro / Canadian Dollar	$556	$529
Euro / U.S. Dollar	4,208	4,018
Euro / British Pound	5,926	5,298
Israeli Shekel / Hungarian Forint	8,008	—
U.S. Dollar / Brazilian Real	—	3,023
U.S. Dollar / Canadian Dollar	—	4,146

Total	$18,698	$17,014

We had net foreign currency losses of $0.1 million for each of the three and six months ended June 30, 2017, and net foreign currency losses of $0.1 million and $0.3 million for the three and six months ended June 30, 2018, respectively, which are included in other income (expense), net in the condensed consolidated statements of operations.

At June 30, 2018, cash and cash equivalents totaled $198.9 million, of which $49.1 million was held in the United States and $149.8 million was held by our international subsidiaries. Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. Our condensed consolidated cash balances were impacted favorably by $5.7 million and unfavorably by $4.9 million for the six months ended June 30, 2017 and 2018, respectively, due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro.

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

Interest expense on borrowings under our credit facility is sensitive to changes in interest rates. As of June 30, 2018, we had $200.0 million outstanding under our variable-rate credit facility. Interest rates on this loan will be adjusted at each rollover date to the extent such amounts are not repaid. As of June 30, 2018, the annual rate on the loan was 3.3125%. If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $2.0 million. This hypothetical change in cash flows and earnings has been calculated based on borrowings outstanding at June 30, 2018 and a 100 basis point per annum change in interest rate applied over a one-year period.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

In February 2006, ‘01 Communiqué, or ‘01, filed a patent infringement lawsuit against Citrix and Citrix Online, LLC in the United States District Court for the Northern District of Ohio (Case No. 1:06-cv-253), claiming that certain GoTo remote access service offerings, which have since been acquired by us as part of the Merger, infringed U.S. Patent No. 6,928,479, or the ‘479 Patent, which is allegedly owned by ‘01. In January 2016, an Ohio jury rendered a verdict that the GoTo services had not infringed the ‘479 Patent. The District Court affirmed the jury’s findings and denied ‘01’s request for a new trial. In March 2017, ’01 initiated an appeal of this ruling and a hearing was held on February 8, 2018 at the United States Court of Appeals for the Federal Circuit. The Federal Circuit affirmed the District Court’s ruling on April 26, 2018. ‘01 did not petition for a rehearing en banc and the matter has been formally concluded.

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

Cyberattacks from computer hackers and cyber criminals and other malicious Internet-based activity continue to increase generally, and our services and systems, including the systems of our outsourced service providers, have been and may in the future continue to be the target of various forms of cyberattacks such as DNS attacks, wireless network attacks, viruses and worms, malicious software, application centric attacks, peer-to-peer attacks, phishing attempts, backdoor trojans and distributed denial of service attacks. The techniques used by computer hackers and cyber criminals to obtain unauthorized access to data or to sabotage computer systems change frequently and generally are not detected until after an incident has occurred. While we make significant efforts to maintain the security and integrity of our services and computer systems, our cybersecurity measures and the cybersecurity measures taken by our third-party data center facilities may be unable to anticipate, detect or prevent all attempts to compromise our systems. If our cybersecurity measures are compromised as a result of third-party action, employee or customer error, malfeasance, stolen or fraudulently obtained log-in credentials or otherwise, our reputation could be damaged, our business may be harmed and we could incur significant liabilities.

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

Many of our services directly compete with large, established competitors such as WebEx (a division of Cisco Systems), and certain of our services also compete with current or potential services offered by companies like Adobe, AgileBits, Amazon, Apple, BlueJeans Networks, Dashlane, GFI, Google, IBM, KeePass, LivePerson, Microsoft, OKTA, Oracle, Splashtop, TeamViewer and Zoom Video Communications. Our audio services also compete with solutions from 8x8, AT&T, BT, InterCall, PGi, RingCentral, Verizon and Vonage. Many of our actual and potential competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied services and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships, access to larger customer bases and have major distribution agreements with consultants, system integrators and resellers.

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

For example, the new EEA-wide General Data Protection Regulation, or GDPR, became applicable on May 25, 2018, replacing the data protection laws of each EEA member state. The GDPR implemented more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements to erase an individual’s information upon request, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. It also significantly increases penalties for non-compliance, including where we act as a service provider (e.g. data processor). If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines, for example, of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR, or other liabilities, as well as negative publicity and a potential loss of business.

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

Certain of our services are subject to regulation in the United States and various foreign countries, and future legislative, regulatory or judicial actions could adversely affect our business and expose us to liability.

In the United States, certain of our services are subject to various requirements and regulations of the Federal Communications Commission, or FCC, and state public utility commissions, including, but not limited to, regulations related to privacy, disabilities access, telephone number porting, rural call completion, contributions to federal and state Universal Service Funds, or USFs, regulatory fee payments, emergency call services, obligations under the Communications Assistance for Law Enforcement Act, or CALEA, and other requirements. FCC or state actions, including decisions extending additional regulations and/or classifying other LogMeIn services as regulated services, could result in our incurring additional regulatory obligations that could require us to change the way we conduct our business, increase our operating expenses, or otherwise harm our results of operations. If we fail to comply with applicable rules and regulations, including any future rules and regulations that may be adopted, we could be subject to enforcement actions, fines, loss of licenses, and other restrictions on our ability to operate or offer certain of our services. Any enforcement actions, which may be public, could also hurt our reputation, impair our ability to sell certain services to customers and could have a material adverse effect on our business, financial condition or operating results.

Additionally, as we continue to expand our operations internationally, these services may also be subject to similar country-specific laws and regulations. We may be required to incur additional expenses to meet applicable international regulatory requirements, to obtain special licensing or registrations, or we may be altogether prohibited from providing certain services in certain international countries.

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

As Internet commerce and telecommunications continue to evolve, increasing regulation by federal, state or foreign governments and agencies becomes more likely. Any increase in regulation could affect our customers’ ability to use and share data, potentially reducing demand for our products and services. In addition, taxation of products and services provided over the Internet or other charges imposed by government agencies or by private organizations for accessing the Internet or utilizing telecommunications services may also be imposed. Any regulation imposing greater fees for Internet use or restricting the exchange of information over the Internet could diminish the viability of our services, which could harm our business and operating results.

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

During the period from our initial public offering in July 2009 through July 23, 2018, our common stock has traded as high as $134.80 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

We did not sell any unregistered securities in the six months ended June 30, 2018.

(b)	Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the six months ended June 30, 2018.

(c)	Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
April 1, 2018 — April 30, 2018	179,604	$116.42	179,604	$505,615,929
May 1, 2018 — May 31, 2018	212,448	$111.75	212,448	$466,235,215	(2)
June 1, 2018 — June 30, 2018	222,799	$107.05	222,799	$442,385,655

Total	614,851	$111.41	614,851

(1)	On February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we intend to return to stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. Share repurchases under this plan are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. During the six months ended June 30, 2018, we repurchased 1,018,873 shares of our common stock.
(2)	This amount has been reduced by an additional $15.6 million which was used by the Company to pay a cash dividend of $0.30 per share on May 25, 2018 to stockholders of record as of May 9, 2018.

Item 6.	Exhibits

The exhibits listed in this Exhibit Index are filed (other than exhibits 32.1 and 32.2) as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101	The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGMEIN, INC.

Date: July 27, 2018	By:	/s/ William R. Wagner
William R. Wagner
President & Chief Executive Officer
(Principal Executive Officer)

Date: July 27, 2018	By:	/s/ Edward K. Herdiech
Edward K. Herdiech
Chief Financial Officer
(Principal Financial Officer)