Form 10-Q
period 2018-09-30
LogMeIn, Inc.
filed 2018-10-26
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 22, 2018, there were 51,162,182 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

 LOGMEIN, INC.

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2017	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$252,402	$167,626
Accounts receivable (net of allowance of $2,031 and $3,102 as of December 31, 2017 and September 30, 2018, respectively)	93,949	87,673
Prepaid expenses and other current assets	52,473	61,926
Total current assets	398,824	317,225
Property and equipment, net	92,154	92,866
Restricted cash, net of current portion	1,795	1,825
Intangibles, net	1,149,597	1,119,867
Goodwill	2,208,725	2,404,279
Other assets	6,483	38,006
Deferred tax assets	530	719
Total assets	$3,858,108	$3,974,787
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,232	$36,658
Accrued liabilities	82,426	112,210
Deferred revenue, current portion	340,570	364,867
Total current liabilities	445,228	513,735
Long-term debt	—	200,000
Deferred revenue, net of current portion	6,735	8,455
Deferred tax liabilities	221,407	218,396
Other long-term liabilities	20,997	25,465
Total liabilities	694,367	966,051
Commitments and contingencies (Note 11)
Preferred stock, $0.01 par value — 5,000 shares authorized, 0 shares outstanding as of December 31, 2017 and September 30, 2018
Equity:
Common stock, $0.01 par value—150,000 shares authorized; 56,043 and 56,676 shares issued; and 52,564 and 51,331 outstanding as of December 31, 2017 and September 30, 2018, respectively	560	567
Additional paid-in capital	3,276,891	3,300,815
Retained earnings (accumulated deficit)	50,445	73,957
Accumulated other comprehensive income (loss)	15,570	5,790
Treasury stock, at cost - 3,479 and 5,344 shares as of December 31, 2017 and September 30, 2018, respectively	(179,725)	(372,393)
Total equity	3,163,741	3,008,736
Total liabilities and equity	$3,858,108	$3,974,787

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Revenue	$269,267	$308,927	$713,750	$893,794
Cost of revenue	55,605	72,853	147,780	208,628
Gross profit	213,662	236,074	565,970	685,166
Operating expenses
Research and development	42,603	42,220	116,435	129,256
Sales and marketing	89,379	95,041	258,616	282,599
General and administrative	37,906	37,441	120,460	111,990
Gain on disposition of assets	—	—	—	(33,910)
Amortization of acquired intangibles	36,613	44,268	97,187	128,698
Total operating expenses	206,501	218,970	592,698	618,633
Income (loss) from operations	7,161	17,104	(26,728)	66,533
Interest income	405	293	924	1,335
Interest expense	(294)	(2,033)	(1,088)	(4,213)
Other income (expense), net	51	(77)	(27)	(403)
Income (loss) before income taxes	7,323	15,287	(26,919)	63,252
(Provision for) benefit from income taxes	2,597	(2,570)	33,121	(14,269)
Net income (loss)	$9,920	$12,717	$6,202	$48,983
Net income (loss) per share:
Basic	$0.19	$0.25	$0.12	$0.94
Diluted	$0.19	$0.24	$0.12	$0.93
Weighted average shares outstanding:
Basic	52,706	51,652	49,697	52,090
Diluted	53,606	52,066	50,735	52,829
Cash dividend declared per common share	$0.25	$0.30	$1.00	$0.90

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Net income (loss)	$9,920	$12,717	$6,202	$48,983
Other comprehensive gain (loss):
Net unrealized gain on marketable securities, (net of tax provision of $7 and $5 for the three and nine months ended September 30, 2017, respectively)	11	—	9	—
Net translation gains (losses)	5,996	(1,214)	17,429	(9,780)
Total other comprehensive gain (loss)	6,007	(1,214)	17,438	(9,780)
Comprehensive income (loss)	$15,927	$11,503	$23,640	$39,203

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2017	2018
Cash flows from operating activities
Net income (loss)	$6,202	$48,983
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	49,255	48,820
Depreciation and amortization	158,761	223,181
Gain on disposition of assets, excluding transaction costs	—	(36,281)
Benefit from deferred income taxes	(47,659)	(34,062)
Other, net	1,606	1,282
Changes in assets and liabilities, excluding effect of acquisitions and dispositions:
Accounts receivable	(6,480)	16,301
Prepaid expenses and other current assets	(4,607)	8,474
Other assets	991	(12,830)
Accounts payable	10,154	13,575
Accrued liabilities	36,586	21,113
Deferred revenue	75,135	28,031
Other long-term liabilities	3,316	4,277
Net cash provided by operating activities	283,260	330,864
Cash flows from investing activities
Proceeds from sale or disposal or maturity of marketable securities	41,603	—
Purchases of property and equipment	(23,322)	(21,590)
Intangible asset additions	(21,893)	(26,138)
Cash paid for acquisitions, net of cash acquired	(19,160)	(342,072)
Restricted cash acquired through acquisitions	988	—
Proceeds from disposition of assets	—	42,394
Net cash used in investing activities	(21,784)	(347,406)
Cash flows from financing activities
Borrowings (repayments) under credit facility	(30,000)	200,000
Proceeds from issuance of common stock upon option exercises	6,363	3,831
Payments of withholding taxes in connection with restricted stock unit vesting	(32,189)	(29,490)
Payment of debt issuance costs	(1,993)	—
Dividends paid on common stock	(39,117)	(46,900)
Purchase of treasury stock	(51,075)	(190,230)
Net cash used in financing activities	(148,011)	(62,789)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7,130	(5,427)
Net increase (decrease) in cash, cash equivalents and restricted cash	120,595	(84,758)
Cash, cash equivalents and restricted cash, beginning of period	143,335	254,209
Cash, cash equivalents and restricted cash, end of period	$263,930	$169,451
Supplemental disclosure of cash flow information
Cash paid for interest	$201	$2,877
Cash paid for income taxes	$22,272	$18,690
Noncash investing and financing activities
GoTo Business purchase consideration paid in equity	$2,921,179	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$7,006	$5,504
Purchases of treasury stock included in accrued liabilities	$—	$2,438

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

On January 31, 2017, the Company completed a merger with a wholly-owned subsidiary of Citrix Systems, Inc., or Citrix, pursuant to which the Company combined with Citrix’s GoTo family of service offerings known as the GoTo Business, in a Reverse Morris Trust transaction which is referred to herein as the Merger. On April 3, 2018, the Company completed its acquisition of Jive Communications, Inc., or Jive, a provider of cloud-based phone systems and Unified Communications services. For additional information regarding the Jive acquisition and the Merger, see Note 4 below.

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

Cash and cash equivalents subject to contractual restrictions and not readily available for use are classified as restricted cash. The Company’s restricted cash balances are primarily made up of cash posted as collateral for its worldwide facility leases. The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported in the condensed consolidated balance sheet as of December 31, 2015, 2016 and 2017 and September 30, 2017 and 2018, to the total of the amounts reported in the condensed consolidated statement of cash flows included herein (in thousands):

	As of December 31,			As of September 30,
	2015	2016	2017	2017	2018
Cash and cash equivalents	$123,143	$140,756	$252,402	$262,051	$167,626
Restricted cash, current, included in prepaid expenses and other current assets	—	98	12	218	—
Restricted cash, net of current portion	2,468	2,481	1,795	1,661	1,825
Cash, cash equivalents and restricted cash	$125,611	$143,335	$254,209	$263,930	$169,451

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

The following tables summarize the impact of adopting ASC 606 on the Company’s condensed consolidated financial statements during the three and nine months ended September 30, 2018 (in thousands, except per share data):

	As of September 30, 2018
	As Reported	Adjustments	Balance Without Adoption of ASC 606
Condensed Consolidated Balance Sheet
Assets
Prepaid expenses and other current assets	$61,926	$(26,633)	$35,293
Other assets	38,006	(28,331)	9,675
Liabilities
Deferred tax liabilities	$218,396	$(13,013)	$205,383
Equity
Retained earnings (accumulated deficit)	$73,957	$(41,951)	$32,006

	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	As Reported	Adjustments	Balance Without Adoption of ASC 606	As Reported	Adjustments	Balance Without Adoption of ASC 606
Condensed Consolidated Statement of Operations
Sales and marketing	$95,041	$12,018	$107,059	$282,599	$27,648	$310,247
(Provision for) benefit from income taxes	$(2,570)	$2,942	$372	$(14,269)	$6,577	$(7,692)
Net income (loss)	$12,717	$(9,077)	$3,640	$48,983	$(21,072)	$27,911
Net income (loss) per share:
Basic	$0.25	$(0.18)	$0.07	$0.94	$(0.40)	$0.54
Diluted	$0.24	$(0.17)	$0.07	$0.93	$(0.40)	$0.53

	Nine Months Ended September 30, 2018
	As Reported	Adjustments	Balance Without Adoption of ASC 606
Condensed Consolidated Statement of Cash Flows
Cash flows from operating activities
Net income (loss)	$48,983	$(21,072)	$27,911
Benefit from deferred income taxes	(34,062)	(6,577)	(40,639)
Prepaid expenses and other current assets	8,474	16,395	24,869
Other assets	(12,830)	11,254	(1,576)
Net cash provided by operating activities	330,864	—	330,864

Costs to Obtain and Fulfill a Contract — The Company’s incremental costs of obtaining a contract consist of sales commissions and their related fringe benefits. Sales commissions and fringe benefits paid on renewals are not commensurate with sales commissions paid on the initial contract, but they are commensurate with each other. Sales commissions and fringe benefits are deferred and amortized on a straight-line basis over the period of benefit, which the Company has estimated to be three years, for initial contracts and are amortized over the renewal period for renewal contracts, typically one year. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and the Company’s ability to retain customers. Deferred commissions are classified as current or noncurrent assets based on the timing the expense will be recognized. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and other assets, respectively, in the Company’s condensed consolidated balance sheets. As of September 30, 2018, the Company had $26.6 million of current deferred commissions and $28.3 million of noncurrent deferred commissions. Commissions expense is primarily included in sales and marketing expense on the condensed consolidated statements of operations. The Company had amortization expense of $5.8 million and $13.5 million related to deferred commissions during the three and nine months ended September 30, 2018, respectively. Other costs incurred to fulfill contracts have been immaterial to date.

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

The Company’s revenue by geography (based on customer address) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Revenues:
United States	$204,831	$241,630	$545,117	$690,097
United Kingdom	13,371	13,883	37,318	42,336
International — all other	51,065	53,414	131,315	161,361
Total revenue	$269,267	$308,927	$713,750	$893,794

The Company’s revenue by product grouping is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Revenues:
Communications and collaboration	$146,808	$175,045	$377,780	$498,142
Identity and access	76,380	89,762	208,487	262,197
Customer engagement and support	46,079	44,120	127,483	133,455
Total revenue	$269,267	$308,927	$713,750	$893,794

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

Accounts Receivable, Net — Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $5.1 million and $3.2 million are included in this balance at December 31, 2017 and September 30, 2018, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time.

Contract Assets and Contract Liabilities — Contract assets and contract liabilities (deferred revenue) are reported net at the contract level for each reporting period.

Contract Assets — Contract assets primarily relate to unbilled amounts typically resulting from sales contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. The contract assets are transferred to accounts receivable when the rights become unconditional. The Company had no contract assets as of December 31, 2017 and $1.1 million of contract assets as of September 30, 2018, of which $0.6 million is included in prepaid and other current assets and $0.5 million is included in other assets.

Contract Liabilities (Deferred Revenue) — Deferred revenue primarily consists of billings and payments received in advance of revenue recognition. The Company primarily bills and collects payments from customers for its services in advance on a monthly and annual basis. The Company initially records subscription fees as deferred revenue and then recognizes revenue as performance obligations are satisfied over the subscription period. Typically, subscriptions automatically renew at the end of the subscription period unless the customer specifically terminates it prior to the end of the period. Deferred revenue to be recognized within the next twelve months is included in current deferred revenue, and the remaining amount is included in long-term deferred revenue in the condensed consolidated balance sheets.

For the three and nine months ended September 30, 2018, revenue recognized related to deferred revenue at January 1, 2018 was approximately $62 million and $312 million, respectively. Approximately $493 million of revenue is expected to be recognized from remaining performance obligations as of September 30, 2018.

Changes in contract balances for the nine months ended September 30, 2018 are as follows (in thousands):

	Deferred Revenue
	Current	Non-Current
Balance as of January 1, 2018	$340,570	$6,735
Increase (decrease), net	24,297	1,720
Balance as of September 30, 2018	$364,867	$8,455

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

For the three and nine months ended September 30, 2017 and 2018, no customer accounted for more than 10% of revenue. As of December 31, 2017 and September 30, 2018, no customer accounted for more than 10% of accounts receivable.

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

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive income in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. At September 30, 2017, marketable securities consisted of U.S. government agency securities and corporate bonds that had remaining maturities within two years and have an aggregate amortized cost and an aggregate fair value of $14.0 million, including $11,000 of unrealized losses. The Company did not have any marketable securities as of December 31, 2017 or September 30, 2018.

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of November 30, 2017, our measurement date, the fair value of the Company as a whole exceeded the carrying amount of the Company. Through September 30, 2018, no events have been identified indicating an impairment.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through September 30, 2018, the Company recorded no material impairments.

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

As of December 31, 2017 and September 30, 2018, the Company had outstanding forward contracts with notional amounts equivalent to the following (in thousands):

Currency Hedged	December 31, 2017	September 30, 2018
Euro / Canadian Dollar	$556	$456
Euro / U.S. Dollar	4,208	4,038
Euro / British Pound	5,926	5,199
British Pound / U.S. Dollar	—	638
Israeli Shekel / Hungarian Forint	8,008	—
U.S. Dollar / Brazilian Real	—	2,488
U.S. Dollar / Canadian Dollar	—	4,385
Total	$18,698	$17,204

Net realized and unrealized foreign currency gains and losses was a net gain of $47,000 and a net loss of $28,000 for the three and nine months ended September 30, 2017, respectively, and net losses of $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively, which are included in other income (expense), net in the condensed consolidated statements of operations. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in foreign currency gains and losses was a net loss of $0.4 million and $0.3 million for the three and nine months ended September 30, 2017, respectively, and a net loss of $40,000 and a net gain of $0.5 million for the three and nine months ended September 30, 2018, respectively.

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

In the ordinary course of business, the Company enters into agreements with certain customers that contractually obligate the Company to provide indemnifications of varying scope and terms with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements, from the services provided by the Company or claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is, in many cases, unlimited. Through September 30, 2018, the Company has not experienced any losses related to these indemnification obligations.

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

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net income (loss) per share because they had an anti-dilutive impact (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Options to purchase common shares	—	—	—	—
Restricted stock units	36	853	59	113
Total options and restricted stock units	36	853	59	113

Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Net income (loss)	$9,920	$12,717	$6,202	$48,983
Basic:
Weighted average common shares outstanding, basic	52,706	51,652	49,697	52,090
Net income (loss) per share, basic	$0.19	$0.25	$0.12	$0.94
Diluted:
Weighted average common shares outstanding	52,706	51,652	49,697	52,090
Add: Common stock equivalents	900	414	1,038	739
Weighted average common shares outstanding, diluted	53,606	52,066	50,735	52,829
Net income (loss) per share, diluted	$0.19	$0.24	$0.12	$0.93

Recently Issued Accounting Pronouncements

On February 25, 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02, which will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. In general, lease arrangements exceeding a twelve-month term must now be recognized as assets and liabilities on the balance sheet. Under ASU 2016-02, a right of use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. This guidance is effective for the Company as of the first quarter of its fiscal year ending December 31, 2019. Along with ASU 2016-02, the Company is also evaluating Accounting Standards Update 2018-10, Codification Improvements to Topic 842 Leases, or ASU 2018-10, and Accounting Standards Update 2018-11, Targeted Improvements to Topic 842 Leases, or ASU 2018-11, which allows the new lease standard to be applied as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings rather than retroactive restatement of all periods presented. Upon adoption, the Company also expects to elect the transition package of practical expedients permitted within the new standard, which among other things, allows the carryforward of the historical lease classification. The Company has formed a project team focused on the implementation of the new accounting standard. The Company continues to evaluate which other, if any, practical expedients will be elected and is currently formalizing processes and controls to identify, classify, and measure its leases in accordance with ASU 2016-02. While the Company continues to evaluate the effect of adopting this guidance on its consolidated financial statements and related disclosures, it is expected that at a minimum, the obligations under existing operating leases, as disclosed in Note 11 to the condensed consolidated financial statements, will be reported in the consolidated balance sheet upon adoption.

On February 15, 2018, the FASB issued ASU 2018-02, Income Statement—Reporting Comprehensive Income—Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220), or ASU 2018-02, which allows for a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act of 2017, or the U.S. Tax Act. The guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years, and early adoption is permitted. The Company is currently assessing the potential impact of adoption of ASU 2018-02 on its condensed consolidated financial statements and related disclosures.

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

The Company’s significant financial assets and liabilities are measured at fair value in the table below (in thousands), which excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements at December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents — money market funds	$148,120	$10,000	$—	$158,120
Forward contracts ($18.7 million notional amount)	$—	$29	$—	$29

	Fair Value Measurements at September 30, 2018
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents — money market funds	$7,900	$—	$—	$7,900
Forward contracts ($17.2 million notional amount)	$—	$(122)	$—	$(122)

4. Acquisitions

Acquisition-Related Costs

Acquisition-related costs were $51.4 million and $19.1 million for the nine months ended September 30, 2017 and 2018, respectively. Acquisition-related costs are associated with the acquisitions of businesses and intellectual property and include transaction, transition and integration-related charges (including legal, accounting and other professional fees, severance, and retention bonuses) and subsequent adjustments to the Company’s initial estimated amount of contingent consideration associated with acquisitions. Acquisition-related costs for the nine months ended September 30, 2017 were primarily related to the Merger and included $26.2 million in transaction, transition and integration-related expenses, $10.1 million in integration-related severance costs and $15.1 million of retention-based bonuses, of which $9.7 million was related to the Merger. Acquisition-related costs for the nine months ended September 30, 2018 were primarily related to $7.6 million of transaction and integration-related costs, primarily for the acquisition of Jive Communications, Inc., which closed on April 3, 2018, $3.5 million of integration-related severance costs, and $8.0 million of retention-based bonuses primarily related to the Jive Communications, Inc. and Nanorep Technologies Ltd. acquisitions described below.

2018 Acquisition

Jive Communications, Inc.

On April 3, 2018, the Company acquired all of the outstanding equity of Jive Communications, Inc., or Jive, a provider of cloud-based phone systems and Unified Communications services for a purchase price of $342.1 million in cash, which includes a $1.3 million working capital adjustment received during the third quarter of 2018. The Company funded the purchase price through a combination of existing cash on-hand and a $200 million revolving loan borrowed pursuant to its existing credit agreement.

Additionally, the Company is expected to pay up to $15 million in contingent cash retention payments to certain employees of Jive upon the achievement of specified retention milestones over the two-year period following the closing of the transaction, of which $0.4 million has been paid as of September 30, 2018. At the time of closing, Jive had approximately 700 employees and fiscal year 2017 revenue was approximately $80 million. The operating results of Jive have been included in the Company’s results since the date of the acquisition. During the nine months ended September 30, 2018, the Company recorded revenue of $50.3 million, including a $0.7 million effect of acquisition accounting on the fair value of acquired deferred revenue, and expenses of $75.8 million, including amortization of acquired intangibles of $6.4 million, acquisition-related transaction and integration-related costs of $6.9 million, integration-related severance costs of $0.9 million and retention-based bonus expense of $5.3 million.

The acquisition is being accounted for under the acquisition method of accounting. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The preliminary determination of the fair value of assets acquired and liabilities assumed has been recognized based on management’s estimates and assumptions using the information about facts and circumstances that existed at the acquisition date. While the Company uses its best estimates and assumptions as part of the purchase price allocation process to value the assets acquired and liabilities assumed on the acquisition date, its estimates and assumptions are subject to refinement. Fair value estimates are based on a complex series of judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company’s results of operations. The allocation of the purchase price is preliminary for income taxes and the valuation of intangible assets as the Company is still gathering information. The Company expects to finalize the purchase price allocation by the end of 2018.

The following table summarizes the Company’s preliminary purchase price allocation (in thousands):

Cash	$2,571
Accounts receivable	11,986
Property and equipment	2,492
Prepaid expenses and other current assets	2,511
Other assets	2,255
Intangible assets:
Completed technology (9 years) (1)	34,200
Customer relationships (10 years) (1)	114,800
Trade name (2 years)	900
Deferred revenue	(5,498)
Accounts payable and accrued liabilities (1)	(7,685)
Deferred tax liabilities, net (1)	(24,721)
Goodwill (1)	210,832
Total purchase consideration	344,643
Less: cash acquired	(2,571)
Total purchase consideration, net of cash acquired	$342,072

(1)

During the three months ended September 30, 2018, the Company identified measurement period adjustments that impacted the estimated fair value of the assets and liabilities assumed as of the date of acquisition. The table above, which summarizes the allocation of the purchase price for the entities acquired, has been updated to reflect these measurement period adjustments. The total measurement period adjustments resulted in an increase in intangible assets of $1.5 million ($1.4 million in completed technology and $0.1 million in customer relationships), an increase in accrued liabilities of $0.4 million, an increase in deferred tax liabilities, net, of $0.4 million, and a decrease in goodwill of $0.7 million. This change to the provisional fair value amounts of the assets and liabilities assumed had no impact on the Company’s results of operations for the three months ended September 30, 2018.

The useful lives of the identifiable intangible assets acquired range from 2 to 10 years with a weighted average useful life of 9.7 years. The goodwill recorded in connection with this transaction is primarily related to the expected opportunities to be achieved as a result of the Company’s ability to leverage its customer base, sales force and business plan with Jive’s product, technical expertise and customer base. All goodwill and intangible assets acquired are not deductible for income tax purposes.

The Company recorded a long-term deferred tax liability, net, of $24.7 million primarily related to the amortization of intangible assets which cannot be deducted for tax purposes, partially offset by deferred tax assets primarily related to net operating losses acquired.

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

Unaudited Pro Forma Financial Information (in millions except per share amounts)

	Three Months Ended September 30,	Nine Months Ended September 30,
	(unaudited)	(unaudited)
	2017	2017	2018
Pro forma revenue	$289.4	$770.6	$917.7
Pro forma net income (loss)	$2.6	$(18.1)	$39.7
Pro forma net income (loss) per share:
Basic	$0.05	$(0.36)	$0.76
Diluted	$0.05	$(0.36)	$0.75
Weighted average shares outstanding:
Basic	52.7	49.7	52.1
Diluted	53.6	49.7	52.8

2017 Acquisitions

Nanorep Technologies Ltd.

On July 31, 2017, the Company acquired all of the outstanding equity interests in Nanorep Technologies Ltd., or Nanorep, an Israeli provider of artificial intelligence, chatbot and virtual assistant services, for $43.2 million, net of cash acquired. Additionally, the Company expects to pay up to $5 million in cash to certain employees of Nanorep contingent upon their continued service over the two-year period following the closing of the acquisition and, in some cases, the achievement of specified performance conditions, of which $2.4 million has been paid as of September 30, 2018. At the time of the acquisition, Nanorep had approximately 55 employees and annualized revenue of approximately $5 million. The operating results of Nanorep, which have been included in the Company’s results since the date of the acquisition are not material. Accordingly, pro forma financial information for the business combination has not been presented.

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

The operations of the GoTo Business are included in the Company’s operating results since the date of acquisition. Since the Merger, the operating costs of the GoTo Business have been integrated with the operating costs of the Company and therefore, the Company has not provided operating income for the GoTo Business. Further, in 2018, stand-alone GoTo Business revenue will not be reported as the Company’s continued integration of its go-to-market strategy has made this metric not comparable to prior periods. During the nine months ended September 30, 2017 and 2018, the Company recorded amortization of acquired intangibles of $119.8 million and $168.3 million, respectively, and acquisition-related transaction, transition and integration costs directly attributable to the Merger of $41.5 million and $3.2 million, respectively, within its condensed consolidated financial statements.

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

Unaudited Pro Forma Financial Information (in millions except per share amounts)

	Nine Months Ended September 30, 2017
	(unaudited)
	As Reported	Pro Forma
Revenue	$713.8	$784.7
Net income (loss)	$6.2	$36.0
Net income (loss) per share:
Basic	$0.12	$0.68
Diluted	$0.12	$0.67
Pro forma weighted average shares outstanding:
Basic	49.7	52.7
Diluted	50.7	53.7

5. Divestitures

Divestiture of Xively

On February 9, 2018, the Company and certain of its subsidiaries entered into an agreement to sell its Xively business. On March 20, 2018, the Company completed the sale for consideration of $49.9 million, comprised of $42.4 million of cash received in the first quarter of 2018 and $7.5 million of receivables held back as an escrow by the buyer as an exclusive security in the event of the Company’s breach of any of the representations and warranties in the definitive agreement. The $7.5 million receivable, due in September 2019, was recorded at a net present value of $7.3 million, which was reclassified from other assets to prepaids and other current assets on the condensed consolidated balance sheet during the quarter.

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

6. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill during the nine months ended September 30, 2018 are primarily due to the acquisition of the Jive business and the reduction of goodwill resulting from the divestiture of the Xively business. For additional information regarding the acquisition of Jive, see Note 4 to the condensed consolidated financial statements. For additional information regarding the Xively divestiture, see Note 5 to the condensed consolidated financial statements.

Changes in goodwill for the nine months ended September 30, 2018 are as follows (in thousands):

Balance, January 1, 2018	$2,208,725
Goodwill resulting from the divestiture of Xively	(14,000)
Goodwill resulting from the acquisition of Jive	210,832
Foreign currency translation adjustments	(1,278)
Balance, September 30, 2018	$2,404,279

Intangible assets consist of the following (in thousands):

	December 31, 2017			September 30, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life Remaining (in years)
Identifiable intangible assets:
Customer relationships	$810,779	$135,715	$675,064	$919,378	$253,784	$665,594	6.8
Technology	453,372	64,021	389,351	481,798	114,747	367,051	7.2
Trade names and trademarks	70,630	10,073	60,557	71,131	17,994	53,137	7.3
Other	1,360	1,323	37	3,577	1,238	2,339	7.3
Internally developed software	38,153	13,565	24,588	58,295	26,549	31,746	1.4
	$1,374,294	$224,697	$1,149,597	$1,534,179	$414,312	$1,119,867

During the nine months ended September 30, 2018, the Company capitalized $0.9 million for trade names and trademarks, $114.8 million for customer relationships and $34.2 million for technology as intangible assets in connection with the acquisition of Jive. During the nine months ended September 30, 2018, the Company also entered into an agreement to acquire a domain name for $2.5 million, which was paid in April 2018. The Company also capitalized $7.9 million and $8.2 million during the three months ended September 30, 2017 and 2018, respectively, and $22.0 million and $23.5 million during the nine months ended September 30, 2017 and 2018, respectively, of costs related to internally developed software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services.

The Company is amortizing its intangible assets based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. Amortization relating to technology and internally developed software is recorded within cost of revenue and the amortization of trade names and trademarks, customer relationships, and domain names (other) is recorded within operating expenses. Amortization expense for intangible assets consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Cost of revenue:
Amortization of internally developed software	$2,594	$6,105	$4,937	$15,554
Amortization of acquired intangibles (1)	13,229	18,216	35,416	54,388
Sub-Total amortization of intangibles in cost of revenue	15,823	24,321	40,353	69,942
Amortization of acquired intangibles (1)	36,613	44,268	97,187	128,698
Total amortization of intangibles	$52,436	$68,589	$137,540	$198,640

(1)

Total amortization of acquired intangibles was $49.8 million and $62.5 million for the three months ended September 30, 2017 and 2018, respectively, and $132.6 million and $183.1 million for the nine months ended September 30, 2017 and 2018, respectively.

Future estimated amortization expense for intangible assets at September 30, 2018 is as follows (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2018 (three months ending December 31)	$68,580
2019	260,927
2020	216,012
2021	179,100
2022	142,393
Thereafter	252,855
Total	$1,119,867

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2017	September 30, 2018
Marketing programs	$6,883	$8,342
Payroll and payroll-related	30,204	39,577
Professional fees	5,353	6,046
Acquisition-related	6,783	6,008
Other accrued liabilities	33,203	52,237
Total accrued liabilities	$82,426	$112,210

Acquisition-related costs include transaction, transition and integration-related fees and expenses and contingent retention-based bonus costs.

8. Income Taxes

For the three months ended September 30, 2017 and 2018, the Company recorded a benefit for federal, state and foreign taxes of $2.6 million on a profit before income taxes of $7.3 million and a provision of $2.6 million on a profit before income taxes of $15.3 million, respectively. For the nine months ended September 30, 2017 and 2018, the Company recorded a benefit for federal, state and foreign taxes of $33.1 million on a loss before income taxes of $26.9 million and a provision of $14.3 million on a profit before income taxes of $63.3 million, respectively. The effective income tax rates for the nine months ended September 30, 2017 and 2018 were impacted by profits earned in certain foreign jurisdictions, primarily the Company’s Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the nine months ended September 30, 2017 and 2018 was also impacted by $15.7 million and $4.1 million, respectively, of excess tax deductions on stock compensation recorded as discrete tax benefits and a $3.8 million tax benefit and a $1.4 million tax provision, respectively, related to discrete integration activities. During the nine months ended September 30, 2018, the Company recorded a discrete income tax benefit of $3.4 million as a result of the re-measurement of deferred tax assets and liabilities due to a decrease in the state tax rate from the acquisition of Jive and a discrete income tax provision of $9.2 million on a pre-tax gain on disposition of assets of $33.9 million as a result of the divestiture of the Xively business.

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

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Act. The ultimate impact of the U.S. Tax Act may differ from this estimate, possibly materially, due to changes in interpretations and assumptions, guidance that may be issued and actions the Company may take in response to the U.S. Tax Act. The U.S. Tax Act is highly complex and the Company will continue to assess the impact that various provisions will have on its business. Any subsequent adjustment to these amounts will be recorded to current tax expense in the quarter of 2018 when the analysis is complete. During the nine months ended September 30, 2018, the Company decreased the transition tax estimate and recorded a $2.2 million tax benefit to decrease its one-time mandatory transition tax estimate to $12.6 million (from $14.8 million recorded in the fourth quarter of 2017 and $15.5 million in the second quarter of 2018).

Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, the Company estimates deferred tax assets, current tax liabilities and deferred tax liabilities, and the Company assesses temporary differences resulting from differing treatment of items for tax and accounting purposes. As of September 30, 2018, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary (this entity has historical tax losses) and for a portion of its California and Massachusetts state net operating losses. The Company concluded it was not more likely than not that these deferred tax assets are realizable.

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

Although the Company believes its tax estimates are appropriate, the final determination of tax audits could result in material changes in its estimates. The Company has recorded a liability related to uncertain tax positions of $5.1 million and $5.6 million as of December 31, 2017 and September 30, 2018, respectively. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision, which was $31,000 and $0.1 million of interest expense for the nine months ended September 30, 2017 and 2018, respectively.

9. Common Stock and Equity

On February 23, 2017, the Company’s Board of Directors approved a three-year capital return plan intended to return up to $700 million to stockholders through a combination of share repurchases and dividends. During the third quarter of 2018, the Company paid a cash dividend of $0.30 per share on August 24, 2018 to stockholders of record as of August 8, 2018. The Company’s Board of Directors will continue to review this capital return plan for potential modifications based on the Company’s financial performance, business outlook and other considerations. The timing and number of shares to be repurchased and/or the amount of cash dividends to be paid to the Company’s stockholders pursuant to the capital return plan will depend upon prevailing market conditions and other factors. Additionally, the Company’s credit facility contains certain financial and operating covenants that may restrict its ability to pay dividends in the future.

The Company paid cash dividends per share during the periods presented as follows:

	Year Ended December 31, 2017		Year Ended December 31, 2018
	Dividends Per Share	Amount (in millions)	Dividends Per Share	Amount (in millions)
First quarter (1)	$0.50	$12.8	$0.30	$15.7
Second quarter	0.25	13.2	0.30	15.6
Third quarter	0.25	13.2	0.30	15.5
Fourth quarter	0.25	13.2
Total cash dividends paid	$1.25	$52.40

(1)

The dividend paid in the first quarter of fiscal 2017 was the third of three special cash dividends announced and paid in anticipation of the completion of the Merger. The first two special cash dividends were declared and paid in 2016.

For the three months ended September 30, 2017 and 2018, the Company repurchased 191,618 and 846,233 shares of its common stock at an average price of $111.99 and $88.78 per share, for a total cost of $21.5 million and $75.1 million, respectively. For the nine months ended September 30, 2017 and 2018, the Company repurchased 471,206 and 1,865,106 shares of its common stock at an average price of $108.39 and $103.30 per share, for a total cost of $51.1 million and $192.7 million, respectively.

10. Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan, or 2009 Plan, is administered by the Board of Directors and the Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. The Company awards restricted stock units as its principal equity incentive award. Restricted stock units with time-based vesting conditions generally vest over a three-year period while restricted stock units with market-based or performance-based vesting conditions generally vest over two- or three-year periods. Until 2012, the Company generally granted stock options as the principal equity incentive award. Options generally vested over a four-year period and expire ten years from the date of grant. Certain stock-based awards provide for accelerated vesting if the Company experiences a change in control. As of September 30, 2018, 6.7 million shares remained available for grant under the 2009 Plan.

The following table summarizes stock option activity during the nine months ended September 30, 2018 (shares and intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2018	172	$30.33	3.7	$14,520
Granted	—	—
Exercised	(126)	30.42	—	$7,704
Forfeited	—	—
Outstanding, September 30, 2018	46	$30.06	3.5	$2,743

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $114.50 per share on December 31, 2017 and $89.10 per share on September 30, 2018, or at time of exercise, and the exercise price of the options.

During the nine months ended September 30, 2018, the Company granted the following restricted stock unit awards (in thousands):

Type of Award	Number of Shares Underlying Awards
Time-based (1)	621
Market-based (2)	67
Total awards granted during the nine months ending September 30, 2018	688

(1)	Time-based restricted stock units generally vest one-third every year for three years and are valued on the grant date using the grant date closing price of the underlying shares.
(2)

Market-based restricted stock units vest equally upon the achievement of a relative total shareholder return, or TSR, target as measured over a two- and three-year performance period versus the TSR realized for that same period by a specified stock index. The number of shares earned can range from 0% to 200% of the target shares awarded depending on the Company’s level of achievement. The fair values of these market-based restricted stock units granted in May 2018 and July 2018 were determined using a Monte Carlo simulation model including assumptions used (but not limited to) of risk-free interest rates of 2.64% and 2.74%, respectively, expected volatilities of 34% and 38%, respectively, and expected dividend yields of 1.08% and 1.48%, respectively.

Since 2013, the Company has granted to certain key executives restricted stock unit awards with market-based vesting conditions, which are referred to herein as TSR Units. These TSR Units are tied to the individual executive’s continued employment with the Company throughout the applicable performance period and the level of the Company’s achievement of a pre-established relative total shareholder return, or TSR, goal, as measured over an applicable performance period ranging from two to three years as compared to the TSR realized for that same period by a well-known stock index. The number of shares that may vest under these TSR Units may range from 0% to 200% of the target number of shares granted depending on the Company’s level of achievement of its TSR goal. Compensation cost for TSR Units is recognized on a straight-line basis over the requisite service period and is recognized regardless of the actual number of awards that are earned based on the level of achievement of the market-based vesting condition. For the TSR Units awarded in May 2015, February 2016 and May 2016, the Company achieved 200% of its TSR goal for the three-year and two-year performance periods ended in February and May 2018, resulting in an additional 57,250 shares being earned and vested during the nine months ended September 30, 2018.

The following table summarizes restricted stock unit activity, including market-based TSR Units during the nine months ended September 30, 2018 (shares in thousands):

	Number of Shares Underlying Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2018	1,689	$90.91
Restricted stock units granted	688	108.40
Restricted stock units earned	57
Restricted stock units vested	(763)	82.39
Restricted stock units forfeited	(246)	96.62
Unvested as of September 30, 2018	1,425	$102.40

As of September 30, 2018, 126,567 TSR Units and 63,955 restricted stock units with performance-based vesting conditions were outstanding.

The Company recognized stock-based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Cost of revenue	$1,612	$1,278	$3,911	$3,755
Research and development	6,405	4,174	16,042	14,232
Sales and marketing	4,312	3,492	12,108	11,788
General and administrative	6,436	6,744	17,194	19,045
	$18,765	$15,688	$49,255	$48,820

As of September 30, 2018, there was $105.4 million of total unrecognized share-based compensation cost related to unvested stock awards which are expected to be recognized over a weighted average period of 2.0 years.

11. Commitments and Contingencies

Operating Leases — As of September 30, 2018, the Company had operating lease agreements for offices in the United States, Hungary, Germany, Australia, the United Kingdom, Ireland, Israel, India, Canada, Brazil, Guatemala, and Mexico that expire at various dates through 2030.

Rent expense under all leases was $5.5 million and $5.8 million for the three months ended September 30, 2017 and 2018, respectively, and $16.0 million and $16.4 million for the nine months ended September 30, 2017 and 2018, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements totaled $7.0 million and $11.4 million for the three months ended September 30, 2017 and 2018, respectively and $25.2 million and $29.5 million for the nine months ended September 30, 2017 and 2018, respectively.

The Company is currently assessing the impact of the FASB’s new lease standard, herein referred to as ASC 842, on its consolidated financial statements and related disclosures, as described further in Note 2 to the condensed consolidated financial statements. The total commitment for non-cancelable operating leases was $156.1 million as of September 30, 2018.

Litigation — The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

On August 20, 2018, a securities class action lawsuit was initiated by purported stockholders of the Company in the U.S. District Court for the Central District of California against the Company and certain of its officers, entitled Wasson v. LogMeIn, Inc. et al., (Case No. 2:18-cv-07285). The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 based on alleged misstatements or omissions concerning renewal rates for the Company’s subscription contracts. The complaint seeks unspecified damages, fees and costs. The Company believes the lawsuit lacks merit and intends to defend it vigorously. Given the inherent unpredictability of litigation and the fact that this litigation is still in its early stages, the Company is unable to predict the outcome of this litigation or reasonably estimate a possible loss or range of loss associated with this litigation at this time.

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

12. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and changes in unrealized losses and gains (net of tax) on marketable securities. The Company has determined that the undistributed earnings of all of its foreign subsidiaries, except for 100% of the current and prior year earnings and foreign currency translation adjustments related to those earnings, will continue to be indefinitely reinvested outside the United States for any additional outside basis differences inherent in these entities. Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and, as of December 31, 2017 and September 30, 2018, was comprised of cumulative translation adjustment gains of $15.6 million and $5.8 million, respectively. There were no material reclassifications to earnings in the nine months ended September 30, 2017 and 2018.

13. Credit Facility

On February 1, 2017, the Company entered into an Amended and Restated Credit Agreement, or the Amended Credit Agreement, which increased the Company’s secured revolving credit facility from $150 million to $400 million in the aggregate and permits the Company to increase the revolving credit facility and/or enter into one or more tranches of term loans up to an additional $200 million. On March 23, 2018, the Company entered into a borrower accession agreement with its wholly-owned subsidiary, LogMeIn USA, Inc. and JPMorgan Chase Bank, N.A. acting in its capacity as administrative agent, pursuant to which LogMeIn USA, Inc. became a borrower under the Company’s existing multi-currency Amended and Restated Credit Agreement. The credit facility matures February 1, 2022. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty. The Company and its subsidiaries expect to use the credit facility for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital. On April 2, 2018, the Company borrowed $200.0 million under the Amended Credit Agreement to partially fund the acquisition of Jive. See Note 4 to the condensed consolidated financial statements. The Company had an outstanding debt balance of $200.0 million as of September 30, 2018.

Loans under the Amended Credit Agreement bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company, as described below. As of October 9, 2018, the annual rate on the $200.0 million outstanding debt balance was 3.563%, which will reset on November 9, 2018. The average interest rate on borrowings outstanding for the nine months ended September 30, 2018 was 3.310%. The quarterly commitment fee on the undrawn portion of the credit facility ranges from 0.15% to 0.30% per annum, based upon the Company’s total leverage ratio.

The Amended Credit Agreement contains customary affirmative and negative covenants, subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Amended Credit Agreement. As of September 30, 2018, the Company was in compliance with all financial and operating covenants of the Amended Credit Agreement.

Any failure to comply with the financial or operating covenants of the Amended Credit Agreement would prevent the Company from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility.

As of December 31, 2017 and September 30, 2018, the Company had $2.3 million and $1.8 million, respectively, of origination costs recorded in other assets on the accompanying condensed consolidated balance sheet. The Company presents debt issuance costs related to the revolving debt arrangement as an asset and subsequently amortizes the deferred debt issuance costs ratably over the term of the credit facility.

14. Subsequent Events

Cash Dividend

On October 23, 2018, the Company’s Board of Directors declared a cash dividend of $0.30 per share of common stock. The dividend is payable on November 30, 2018 to stockholders of record as of November 14, 2018.

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

Operating Results

In the nine months ended September 30, 2018, we recognized revenues of $893.8 million and generated cash flows from operating activities of $330.9 million, and we ended the quarter with $167.6 million of cash and cash equivalents and $200.0 million of outstanding borrowings under our credit facility. We recorded net income of $49.0 million in the nine months ended September 30, 2018, including a gain of $33.9 million in the first quarter of 2018 related to the divestiture of our Xively business; amortization of acquired intangible assets of $183.1 million; and acquisition-related transaction, transition and integration-related fees and expenses of $19.1 million, primarily related to the Merger and our acquisition of Jive. On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, referred to herein as ASC 606. The adoption of ASC 606 did not have any impact on our revenue recognition, however, we are required to capitalize and amortize incremental costs of obtaining a contract such as sales commissions and related fringe benefits over the period of benefit. The impact of ASC 606 on the first nine months of 2018 was lower sales and marketing expense of $27.6 million than it would have been under prior accounting guidance.

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

Acquisition of Jive Communications, Inc.

On April 3, 2018, we completed our acquisition of Jive Communications, Inc., or Jive, a provider of cloud-based phone systems and Unified Communications services, for $342.1 million in cash, which includes a $1.3 million working capital adjustment received during the third quarter of 2018. Additionally, we expect to pay up to $15 million in cash contingent payments to certain employees of Jive upon their achievement of specified retention milestones over the two-year period following the closing, of which we have paid $0.4 million as of September 30, 2018. We funded the acquisition through a combination of cash on-hand and $200.0 million of borrowings under our credit facility. The operating results of Jive have been included in our results since the date of the acquisition.

Capital Returns

On February 23, 2017, our Board of Directors approved a three-year capital return plan intended to return up to $700 million to stockholders through a combination of share repurchases and dividends. As of September 30, 2018, we have returned $348.3 million to stockholders under this capital return plan, including $239.6 million during the first nine months of 2018 comprised of the following:

•	A total of $192.7 million spent to repurchase 1,865,106 shares of our common stock at an average price of $103.30 per share.
•	A total of $46.9 million paid in cash dividends ($0.30 per share of our common stock paid in each of the first three quarters of 2018).

On October 23, 2018, our Board of Directors declared a cash dividend of $0.30 per share of common stock. The dividend is payable on November 30, 2018 to stockholders of record as of November 14, 2018. While we currently intend to pay quarterly cash dividends during the remainder of 2018, our Board of Directors will continue to review this capital return plan for potential modifications and will determine whether to declare dividends on a quarterly basis based on our financial performance, business outlook and other considerations.

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

We calculate our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. For the three months ended September 30, 2018, our gross annualized renewal rate increased to approximately 80%. During the three months ended September 30, 2018, we implemented a number of changes designed to improve the renewal rates in our communication and collaboration business. We have been encouraged by the initial results from these changes in the three months ended September 30, 2018 and will continue to monitor our renewal rates across all of our products. Additionally, as we continue to integrate the GoTo Business and the recently acquired Jive business, we will monitor and assess our renewal rate calculation and methodology to ensure that it is appropriate.

Our revenue by product grouping is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
Revenues:
Communications and collaboration	$146,808	$175,045	$377,780	$498,142
Identity and access	76,380	89,762	208,487	262,197
Customer engagement and support	46,079	44,120	127,483	133,455
Total revenue	$269,267	$308,927	$713,750	$893,794

Employees

Our number of full-time employees was 3,515 at September 30, 2018, compared to 2,760 at December 31, 2017 and 2,823 at September 30, 2017.

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

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, retention-based bonus expense related to our acquisitions, facility expense, cloud computing services, consulting fees associated with outsourced development projects, travel-related costs for development personnel, and depreciation of assets used in development. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. More than half of our research and development employees are located internationally in our development centers in Hungary, Germany, Canada, Israel and India. Therefore, a large portion of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized costs of $22.0 million and $23.5 million for the nine months ended September 30, 2017 and 2018, respectively, related to internally developed software to be sold as a service, which were incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will remain relatively constant as a percentage of revenue.

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

Revenue from our audio services represent a single promise to stand-ready to provide access to our audio platform. As each day of providing audio services is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, we have determined that our audio services arrangements include a single performance obligation comprised of a series of distinct services. Our audio services may include fixed consideration, variable consideration or a combination of the two. Variable consideration in these arrangements is typically a function of the corresponding rate per minute. We allocate the variable amount to each distinct service period within the series and recognize revenue as each distinct service period is performed (i.e., recognized as incurred).

Results of Consolidated Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated (dollar amounts in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2017		2018			2017		2018
	Amount	Percent of Revenue	Amount	Percent of Revenue	Percent Change	Amount	Percent of Revenue	Amount	Percent of Revenue	Percent Change
Revenue	$269,267	100%	$308,927	100%	15%	$713,750	100%	$893,794	100%	25%
Cost of revenue	55,605	21%	72,853	24%	31%	147,780	21%	208,628	23%	41%
Gross profit	213,662	79%	236,074	76%	10%	565,970	79%	685,166	77%	21%
Operating expenses
Research and development	42,603	16%	42,220	14%	(1)%	116,435	16%	129,256	14%	11%
Sales and marketing	89,379	33%	95,041	31%	6%	258,616	36%	282,599	32%	9%
General and administrative	37,906	14%	37,441	12%	(1)%	120,460	17%	111,990	13%	(7)%
Gain on disposition of assets	—		—	0%	0%	—	0%	(33,910)	(4)%	(100)%
Amortization of acquired intangibles	36,613	14%	44,268	14%	21%	97,187	14%	128,698	14%	32%
Total operating expenses	206,501	77%	218,970	71%	6%	592,698	83%	618,633	69%	4%
Income (loss) from operations	$7,161	3%	$17,104	6%	139%	$(26,728)	(4)%	$66,533	7%	(349)%

	As of September 30,		Percent
	2017	2018	Change
Employees:
Cost of revenue	471	690	46%
Research and development	1,022	1,147	12%
Sales and marketing	974	1,179	21%
General and administrative	356	499	40%
Total headcount at end of period	2,823	3,515	25%

Three Months Ended September 30, 2017 and 2018

Revenue. Revenue increased $39.6 million, or 15%, from $269.3 million for the three months ended September 30, 2017 to $308.9 million for the three months ended September 30, 2018. The effect of acquisition accounting on the fair value of acquired deferred revenue was $6.9 million and $0.7 million for the GoTo Business in the three months ended September 30, 2017 and 2018, respectively. Revenue derived from the Jive business in the three months ended September 30, 2018 was $27.4 million.

Cost of Revenue. Cost of revenue increased $17.3 million, or 31%, from $55.6 million for the three months ended September 30, 2017 to $72.9 million for the three months ended September 30, 2018 and as a percentage of revenue was 21% and 24%, respectively. The increase in cost of revenue as a percentage of revenue is primarily attributable to an increase in amortization of acquired intangible assets from $13.2 million to $18.2 million for the three months ended September 30, 2017 and 2018, respectively. This increase is primarily attributable to the acquired intangibles of the GoTo Business, as well as the inclusion of Jive since the acquisition date. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized. Cost of revenue for the three months ended September 30, 2017 and 2018, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $14.6 million and $17.5 million, respectively; facility-related costs of $1.9 million and $2.0 million, respectively; depreciation, maintenance, and amortization of internally developed software of $9.4 million and $13.5 million, respectively; professional services expense of $3.6 million and $2.1 million, respectively; and data center, telecommunications and cloud computing service costs of $12.0 million and $14.0 million, respectively. Further, telecommunication product costs totaled $4.6 million for the three months ended September 30, 2018. The increase in cost of revenue as a percentage of revenue is primarily attributable to the inclusion of Jive since the acquisition date, as well as an increase in amortization of acquired intangible assets and internally developed software. Included in personnel-related costs in both the three months ended September 30, 2017 and 2018 is $1.6 million and $1.3 million, respectively, of stock-based compensation expense and $0.5 million and $0.3 million, respectively, of acquisition-related retention-based bonuses.

Research and Development Expenses. Research and development expenses were $42.6 million for the three months ended September 30, 2017 and remained relatively flat at $42.2 million for the three months ended September 30, 2018 and as a percentage of revenue was 16% and 14%, respectively. Research and development expenses for the three months ended September 30, 2017 and 2018, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $31.9 million and $31.6 million, respectively; facility-related costs of $3.2 million and $3.0 million, respectively; cloud computing services of $1.5 million and $2.4 million, respectively; depreciation and maintenance expense of $4.2 million and $4.0 million, respectively; and professional services expense of $1.4 million and $1.3 million, respectively. We capitalized $7.9 million and $8.2 million of personnel-related costs noted above during the three months ended September 30, 2017 and 2018, respectively, for internally developed software to be sold as a service incurred during the application development stage. Also included in personnel-related costs in the three months ended September 30, 2017 and 2018 is $6.4 million and $4.2 million, respectively, of stock-based compensation expense and $2.0 million and $1.6 million, respectively, of acquisition-related retention-based bonuses.

Sales and Marketing Expenses. Sales and marketing expenses increased $5.6 million, or 6%, from $89.4 million for the three months ended September 30, 2017 to $95.0 million for the three months ended September 30, 2018 and as a percentage of revenue was 33% and 31%, respectively. Sales and marketing expenses for the three months ended September 30, 2017 and 2018, includes personnel-related costs, including salary, commissions, bonus, recruiting, relocation, travel, training, benefits and taxes of $43.5 million and $46.4 million, respectively; marketing costs of $31.1 million and $31.0 million, respectively; credit card transaction fees of $5.4 million and $5.6 million, respectively; facility-related costs of $4.2 million and $3.8 million, respectively; depreciation and maintenance expense of $4.0 million and $4.7 million, respectively; and professional services expense of $0.5 million and $2.6 million, respectively. We adopted ASC 606 on January 1, 2018 on the modified retrospective transition method which included the capitalization and amortization of incremental costs of obtaining contracts (commissions and related fringe benefits). For the three months ended September 30, 2018, commissions expense was lower by $12.0 million than it would have been under pre-ASC 606 accounting guidance. Included in personnel-related costs in the three months ended September 30, 2017 and 2018 is $4.3 million and $3.5 million, respectively, of stock-based compensation expense and $0.6 million and $0.7 million, respectively, of acquisition-related retention-based bonuses.

General and Administrative Expenses. General and administrative expenses were $37.9 million for the three months ended September 30, 2017 and remained relatively flat at $37.4 million for the three months ended September 30, 2018 and as a percentage of revenue was 14% and 12%, respectively. For three months ended September 30, 2017 and 2018, general and administrative expenses included acquisition-related costs of $7.4 million and $2.0 million, respectively, primarily related to transaction, transition and integration-related costs and retention-based bonuses. General and administrative expenses for the three months ended September 30, 2017 and 2018, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $20.2 million and $24.3 million, respectively; professional services of $5.8 million and $6.0 million, respectively; facility-related costs of $2.1 million and $2.2 million, respectively; and depreciation and maintenance expense of $1.3 million and $2.6 million, respectively. Included in personnel-related costs is $6.4 million and $6.7 million of stock-based compensation expense for the three months ended September 30, 2017 and 2018, respectively.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $36.6 million and $44.3 million for the three months ended September 30, 2017 and 2018, respectively. The increase was primarily related to the intangible assets acquired from the acquisition of Jive on April 3, 2018. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized.

Interest Income. Interest income was $0.4 million and $0.3 million for the three months ended September 30, 2017 and 2018, respectively, and was primarily attributable to interest income earned on marketable securities and money market funds.

Interest Expense. Interest expense was $0.3 million and $2.0 million for the three months ended September 30, 2017 and 2018, respectively, and was primarily associated with interest expense attributable to our credit facility and the amortization of deferred financing fees. The increase in interest expense for the three months ended September 30, 2018 was due to $200.0 million of borrowings under our credit facility used to partially fund the Jive acquisition.

Other Income (Expense), Net. Other income, net was $0.1 million and other expense, net was $0.1 million for the three months ended September 30, 2017 and 2018, respectively, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the quarter.

Income Taxes. We recorded a benefit for federal, state and foreign taxes of $2.6 million on a profit before income taxes of $7.3 million and a provision for federal, state, and foreign taxes of $2.6 million on a profit before income taxes of $15.3 million for the three months ended September 30, 2017 and 2018, respectively. The effective income tax rates for three months ended September 30, 2017 and 2018 were impacted by profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the three months ended September 30, 2017 and 2018 was also impacted by $1.8 million and $1.1 million, respectively, of excess tax deductions on stock compensation recorded as discrete tax benefits. Additionally, the three months ended September 30, 2018 was impacted by a $2.9 million discrete tax benefit related to the decrease from its one-time mandatory transition tax estimate. Our effective tax rate in the future will depend upon the proportion of income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. statutory rate, as well as several other factors, including excess tax benefits from share-based compensation, changes to our provisional accounting for the effects of the U.S. Tax Act during the measurement period, and the impact of new legislation.

Nine Months Ended September 30, 2017 and 2018

Revenue. Revenue increased $180.0 million, or 25%, from $713.8 million for the nine months ended September 30, 2017 to $893.8 million for the nine months ended September 30, 2018. This increase includes GoTo Business revenue for nine months in the 2018 period versus eight months in the 2017 period; revenue derived from the Jive business since the acquisition date on April 3, 2018 of $50.3 million; and the effect of acquisition accounting on the fair value of acquired deferred revenue for the GoTo Business of $30.4 million and $2.5 million in the nine months ended September 30, 2017 and 2018, respectively, and $0.7 million for Jive for the nine months ended September 30, 2018.

Cost of Revenue. Cost of revenue increased $60.8 million, or 41%, from $147.8 million for the nine months ended September 30, 2017 to $208.6 million for the nine months ended September 30, 2018. As a percentage of revenue, cost of revenue was 21% and 23% for the nine months ended September 30, 2017 and 2018, respectively. The increase in cost of revenue as a percentage of revenue is primarily attributable to an increase in amortization of acquired intangible assets from $35.4 million to $54.4 million for the nine months ended September 30, 2017 and 2018, respectively. This increase is primarily attributable to the acquired intangibles of the GoTo Business, as well as the inclusion of Jive since the acquisition date. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized. Cost of revenue for the nine months ended September 30, 2017 and 2018 also includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $38.9 million and $51.2 million, respectively; facility-related costs of $5.0 million and $5.7 million, respectively; depreciation, maintenance, and amortization of internally developed software expense of $24.1 million and $37.1 million, respectively; professional services expense of $9.4 million and $8.8 million, respectively; data center, telecommunications and cloud computing service costs of $32.7 million and $40.4 million, respectively; and royalty expenses of $1.5 million and $1.7 million, respectively. Further, telecommunication product costs totaled $8.2 million for the nine months ended September 30, 2018. Included in personnel-related costs in the nine months ended September 30, 2017 and 2018, is $3.9 million and $3.8 million, respectively, of stock-based compensation expense and $1.1 million and $0.7 million, respectively, of acquisition-related retention-based bonuses.

Research and Development Expenses. Research and development expenses increased $12.9 million, or 11%, from $116.4 million for the nine months ended September 30, 2017 to $129.3 million for the nine months ended September 30, 2018. As a percentage of revenue, research and development expenses were 16% and 14% for the nine months ended September 30, 2017 and 2018, respectively. Research and development expenses for the nine months ended September 30, 2017 and 2018, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $88.8 million and $98.1 million, respectively; facility-related costs of $9.0 million and $8.9 million, respectively; cloud computing services of $3.9 million and $6.3 million, respectively; depreciation and maintenance expense of $10.5 million and $12.1 million, respectively; and professional services expense of $3.5 million and $3.8 million, respectively. We capitalized $22.0 million and $23.5 million of personnel-related costs noted above during the nine months ended September 30, 2017 and 2018, respectively, for internally developed software to be sold as a service incurred during the application development stage. Also included in personnel-related costs in the nine months ended September 30, 2017 and 2018 is $16.0 million and $14.2 million, respectively, of stock-based compensation expense and $6.5 million and $4.4 million, respectively, of acquisition-related retention-based bonuses.

Sales and Marketing Expenses. Sales and marketing expenses increased $24.0 million, or 9%, from $258.6 million for the nine months ended September 30, 2017 to $282.6 million for the nine months ended September 30, 2018. As a percentage of revenue, sales and marketing expenses were 36% and 32% for the nine months ended September 30, 2017 and 2018, respectively. Sales and marketing expenses for the nine months ended September 30, 2017 and 2018, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $128.2 million and $132.1 million, respectively; marketing costs of $89.1 million and $100.8 million, respectively; credit card transaction fees of $15.5 million and $17.4 million, respectively; facility-related costs of $11.4 million and $10.6 million, respectively; depreciation and maintenance expense of $10.1 million and $13.1 million, respectively; and professional services expense of $2.3 million and $6.0 million, respectively. We adopted ASC 606 on January 1, 2018 on the modified retrospective transition method which included the capitalization and amortization of incremental costs of obtaining contracts (commissions and related fringe benefits). For the nine months ended September 30, 2018, commissions expense was lower by $27.6 million than it would have been under pre-ASC 606 accounting guidance. Included in personnel-related costs in the nine months ended September 30, 2017 and 2018 is $12.1 million and $11.8 million, respectively, of stock-based compensation expense and $3.2 million and $1.6 million, respectively, of acquisition-related retention-based bonuses.

General and Administrative Expenses. General and administrative expenses decreased $8.5 million, or 7%, from $120.5 million for the nine months ended September 30, 2017 to $112.0 million for the nine months ended September 30, 2018. As a percentage of revenue, general and administrative expenses were 17% and 13% for the nine months ended September 30, 2017 and 2018, respectively. For the nine months ended September 30, 2017 and 2018, general and administrative expenses included acquisition-related costs of $40.4 million and $12.3 million, respectively, primarily related to transaction, transition and integration-related costs and retention-based bonuses. General and administrative expenses for the nine months ended September 30, 2017 and 2018, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $53.7 million and $70.0 million, respectively; professional services of $14.5 million and $15.3 million, respectively; facility-related costs of $5.3 million and $6.4 million, respectively; and depreciation and maintenance expense of $4.3 million and $6.8 million, respectively. Included in personnel-related costs is $17.2 million and $19.0 million of stock-based compensation expense for the nine months ended September 30, 2017 and 2018, respectively.

Gain on Disposition of Assets. We recorded a gain on the disposition of assets of $33.9 million in the nine months ended September 30, 2018 related to the gain on the sale of our Xively business.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $97.2 million and $128.7 million for the nine months ended September 30, 2017 and 2018, respectively. The increase is primarily related to the intangible assets acquired as a result of the Merger on January 31, 2017 and the acquisition of Jive on April 3, 2018. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized.

Interest Income. Interest income was $0.9 million and $1.3 million for the nine months ended September 30, 2017 and 2018, respectively, and was primarily attributable to interest income earned on marketable securities and money market funds.

Interest Expense. Interest expense was $1.1 million and $4.2 million for the nine months ended September 30, 2017 and 2018, respectively, and was primarily associated with interest expense attributable to our credit facility and the amortization of financing fees. The increase in interest expense for the nine months ended September 30, 2018 was due to $200.0 million of borrowings under our credit facility used to partially fund the Jive acquisition.

Other Expense, Net. Other expense, net was $27,000 and $0.4 million for the nine months ended September 30, 2017 and 2018, respectively, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the quarter.

Income Taxes. We recorded a benefit for federal, state and foreign taxes of $33.1 million on a loss before income taxes of $26.9 million and a provision of $14.3 million on a profit before income taxes of $63.3 million for the nine months ended September 30, 2017 and 2018, respectively. The effective income tax rates for the nine months ended September 30, 2017 and 2018 were impacted by profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the nine months ended September 30, 2017 and 2018 was also impacted by the expected non-deductibility of certain transaction costs related to the Merger and the acquisition of Jive, respectively, and $15.7 million and $4.1 million, respectively, of excess tax deductions on stock compensation recorded as discrete tax benefits, as well as $3.8 million and $2.0 million, respectively, of discrete tax benefits related to integration and acquisition activity. Our effective tax rate in the future will depend upon the proportion of income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. statutory rate, as well as several other factors, including excess tax benefits from share-based compensation, changes to our provisional accounting for the effects of the U.S. Tax Act during the measurement period, and the impact of new legislation.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2017	2018
Net cash provided by operating activities	$283,260	$330,864
Net cash used in investing activities	(21,784)	(347,406)
Net cash used in financing activities	(148,011)	(62,789)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	7,130	(5,427)
Net increase (decrease) in cash, cash equivalents and restricted cash	$120,595	$(84,758)

At September 30, 2018, our principal source of liquidity was cash and cash equivalents totaling $167.6 million, of which $27.2 million was held in the United States and $140.4 million was held by our international subsidiaries. On April 3, 2018, we used approximately $145 million of cash held in the United States, and we borrowed $200.0 million under our credit facility to fund the acquisition of Jive.

Cash Flows From Operating Activities

Net cash inflows from operating activities for the nine months ended September 30, 2018 fully included the GoTo Business operations as compared to eight months for the comparable 2017 period.

Net cash inflows from operating activities during the nine months ended September 30, 2017 were mainly attributable to a $75.1 million increase in deferred revenue associated with upfront payments received from our customers, a $36.6 million increase in accrued liabilities, and a $10.2 million increase in accounts payable. These cash inflows were partially offset by a $6.5 million increase in accounts receivable and a $4.6 million increase in prepaid expenses and other current assets. The increase in prepaid expenses and other current assets is due to an increase in prepaid taxes of $12.1 million, partially offset by amortization of prepaid expenses. Accrued liabilities and accounts payable as of September 30, 2017 included $8.8 million in Merger acquisition-related professional fees, including transaction, transition, and integration-related fees and expenses, and $11.2 million in retention-based bonus accruals related to our 2015 and 2016 acquisitions. Additionally, included in net cash inflows from operating activities were add-backs of non-cash charges, including $158.8 million for depreciation and amortization, $49.3 million for stock-based compensation expense, and $47.7 million benefit from deferred income taxes primarily attributable to the amortization of intangible assets which cannot be deducted for tax purposes.

Net cash inflows from operating activities during the nine months ended September 30, 2018 were mainly attributable to a $28.0 million increase in deferred revenue associated with upfront payments received from our customers, a $21.1 million increase in accrued liabilities, a $16.3 million decrease in accounts receivable due to strong collections, a $13.6 million increase in accounts payable, a $4.3 million increase in other long-term liabilities, and an $8.5 million decrease in prepaid and other current assets primarily due to a decrease in prepaid taxes partially offset by an increase in deferred commissions. These cash inflows were partially offset by a $12.8 million increase in other assets primarily due to an increase in deferred commissions. Accrued liabilities and accounts payable included $2.8 million in acquisition-related professional fees, including transaction, transition, and integration-related fees and expenses, and $3.8 million in retention-based bonus accruals related to our acquisitions. Additionally, included in net cash inflows from operating activities were add-backs and reductions of non-cash charges, including $223.2 million for depreciation and amortization, $36.3 million for the gain on disposition of assets related to the divestiture of the Xively business net of transaction costs, $48.8 million for stock-based compensation expense, and $34.1 million benefit from deferred income taxes primarily attributable to the amortization of intangible assets which cannot be deducted for tax purposes.

Cash Flows From Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was primarily attributable to purchases of $23.3 million in property and equipment related to our internal IT infrastructure, data centers, and our offices, $21.9 million in intangible asset additions for capitalized costs related to internally developed computer software to be sold as a service which were incurred during the application development stage, and $19.2 million of net cash paid for acquisitions, including $43.4 million related to the Nanorep acquisition, partially offset by $24.2 million of cash acquired from the Merger. These cash outflows were partially offset by $41.6 million in net proceeds from maturities and sales of marketable securities and $1.0 million of acquired restricted cash. In addition, in October 2017, we made a cash payment of $3.3 million of additional purchase price to Citrix for final adjustments related to defined targets for cash and cash equivalents and non-cash working capital pursuant to the terms of the merger agreement.

Net cash used in investing activities for the nine months ended September 30, 2018 was primarily attributable to the acquisition of Jive on April 3, 2018 for $342.1 million, net of cash acquired, $26.1 million in intangible asset additions for capitalized costs related to internally developed software to be sold as a service which were incurred during the application development stage, and purchases of $21.6 million in property and equipment related to our internal IT infrastructure, data centers, and our offices. This cash outflow was partially offset by $42.4 million of proceeds received from the divestiture of the Xively business.

Cash Flows From Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2017 related to purchases of $51.1 million of treasury stock, dividend payments of $39.1 million, the payment of $32.2 million for payroll taxes related to vesting of restricted stock units, the repayment of $30.0 million of borrowings under our credit facility, and $2.0 million for payment of issuance costs associated with the Amended Credit Agreement. These payments were partially offset by $6.4 million in proceeds received from the issuance of common stock upon exercise of stock options.

Net cash used in financing activities for the nine months ended September 30, 2018 was attributable to the purchase of $190.2 million of treasury stock, dividend payments of $46.9 million, and the payment of $29.5 million for payroll taxes related to the vesting of restricted stock units. These cash inflows were partially offset by $200.0 million of borrowings under our credit facility which was drawn on April 2, 2018 in order to partially fund our acquisition of Jive, as well as $3.8 million in proceeds received from the issuance of common stock upon exercise of stock options.

We have available a multi-currency credit facility with a syndicate of banks, financial institutions and other lending entities that provides for a secured revolving line of credit of up to $400 million, which may be increased by an additional $200 million subject to further commitment from the lenders. The credit facility matures on February 1, 2022 and includes certain financial covenants with which we must comply. We expect to use the credit facility for general corporate purposes, including the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital (see Note 13 to our condensed consolidated financial statements for additional details). As of September 30, 2018, we had $200.0 million outstanding borrowings under the credit facility.

Future Expectations

At September 30, 2018, cash and cash equivalents totaled $167.6 million, of which $27.2 million was held in the United States and $140.4 million was held by our international subsidiaries. We believe that our current cash and cash equivalents, together with cash generated from operations and our credit facility, will be sufficient to meet our ongoing operations working capital and capital expenditure requirements.

We have been purchasing shares of our common stock since 2013 pursuant to share repurchase programs approved by our Board of Directors. On February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we intend to return to stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. As of September 30, 2018, $261.9 million in share repurchases and $86.4 million in cash dividend payments to our stockholders have been made under this $700 million capital return plan, and $351.7 million remained. We have continued to repurchase shares since September 30, 2018 and on October 23, 2018, our Board of Directors declared a $0.30 per share cash dividend to be paid on November 30, 2018 to stockholders of record as of November 14, 2018, totaling approximately $15.3 million. Our Board of Directors will continue to review this capital return plan for potential modifications based on our financial performance, business outlook and other considerations. Our ability to repurchase our shares and/or pay cash dividends to our stockholders is subject to our having sufficient cash available and our maintaining compliance with our credit facility covenants.

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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)		(in thousands)
GAAP Revenue	$269,267	$308,927	$713,750	$893,794
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	6,856	654	30,427	3,186
Non-GAAP Revenue	$276,123	$309,581	$744,177	$896,980

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(In thousands)		(In thousands)
GAAP Net income (loss) from operations	$7,161	$17,104	$(26,728)	$66,533
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	6,856	654	30,427	3,186
Stock-based compensation expense	18,765	15,688	49,255	48,820
Acquisition-related costs	10,455	4,698	51,391	19,074
Litigation-related expenses	622	199	1,360	476
Amortization of acquired intangibles	49,842	62,484	132,603	183,086
Less:
Gain on disposition of assets	—	—	—	(33,910)
Effect of acquisition accounting on internally capitalized software development costs	(5,080)	(1,505)	(16,025)	(7,636)
Non-GAAP Operating income	88,621	99,322	222,283	279,629
Interest and other income (expense), net	162	(1,817)	(191)	(3,281)
Non-GAAP Income before income taxes	88,783	97,505	222,092	276,348
Non-GAAP Provision for income taxes (1)	(26,638)	(24,637)	(67,404)	(68,811)
Non-GAAP Net income (loss)	$62,145	$72,868	$154,688	$207,537

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(in thousands)		(in thousands)
GAAP Net income (loss)	$9,920	$12,717	$6,202	$48,983
Add Back:
Interest and other income (expense), net	(162)	1,817	191	3,281
Income tax provision (benefit)	(2,597)	2,570	(33,121)	14,269
Amortization of acquired intangibles	49,842	62,484	132,603	183,086
Depreciation and amortization expense	10,333	14,337	26,158	40,096
EBITDA	67,336	93,925	132,033	289,715
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	6,856	654	30,427	3,186
Stock-based compensation expense	18,765	15,688	49,255	48,820
Acquisition-related costs	10,455	4,698	51,391	19,074
Litigation-related expenses	622	199	1,360	476
Less:
Gain on disposition of assets	—	—	—	(33,910)
Adjusted EBITDA	$104,034	$115,164	$264,466	$327,361

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2018	2017	2018
	(In thousands, except per share data)		(In thousands, except per share data)
GAAP Net income per diluted share	$0.19	$0.24	$0.12	$0.93
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	0.13	0.01	0.60	0.06
Stock-based compensation expense	0.35	0.30	0.97	0.92
Acquisition-related costs and amortization	1.12	1.29	3.63	3.83
Litigation-related expenses	0.01	—	0.03	0.01
Less:
Gain on disposition of assets	—	—	—	(0.64)
Effect of acquisition accounting on internally capitalized software development costs	(0.09)	(0.03)	(0.32)	(0.14)
Income tax effect of non-GAAP items (1)	(0.55)	(0.41)	(1.98)	(1.04)
Non-GAAP Net income per diluted share	$1.16	$1.40	$3.05	$3.93
Shares used in computing diluted non-GAAP net income per share	53,606	52,066	50,735	52,829

(1)

The non-GAAP provision for income taxes excludes the tax impact of non-GAAP items as well as a discrete integration-related net tax benefit of $3.8 million and $2.0 million in the nine months ended September 30, 2017 and 2018, respectively, and a net tax benefit of $2.9 million and $2.2 million in the three and nine months ended September 30, 2018, respectively, related to the enactment of the U.S. Tax Act.

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at September 30, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands) (1)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$156,133	$21,810	$44,289	$38,738	$51,296
Credit Facility (2)	200,000	—	—	200,000	—
Other purchase obligations	32,538	18,773	13,487	278	—
Total	$388,671	$40,583	$57,776	$239,016	$51,296

(1)	Excluded from the table above is $5.6 million related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.
(2)

The credit facility matures in February 2022, when all amounts outstanding will be due and payable. Excluded from the table above are the quarterly commitment fees on the undrawn portion that range from 0.15% to 0.30% per annum and interest payable on any outstanding borrowings based upon our total leverage ratio.

The commitments in the table above consist of lease payments for our corporate headquarters located in Boston, Massachusetts, our other United States locations, and our international locations (see Note 11 to the condensed consolidated financial statements).

Our purchase orders represent authorizations to purchase rather than binding agreements and therefore are not included in the table above. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without significant penalty are not included in the table above.

As of September 30, 2018, we had letters of credit and bank guarantees of $8.7 million ($1.8 million of which was collateralized and classified as restricted cash), primarily related to our corporate headquarters in Boston, Massachusetts.

New Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Polices” to the condensed consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as our non-U.S. sales are recorded by our subsidiaries located in Ireland, the United Kingdom Australia and Brazil and as we incur significant operating expenses in our foreign subsidiaries including our research and development facilities in Hungary, Germany and Canada and our sales and marketing operations in Ireland, Germany, the United Kingdom and Australia. For the nine months ended September 30, 2017 and 2018, 24% and 23%, respectively, of our revenue was generated by customers outside of the United States and 20% and 22%, respectively, of our operating expenses occurred in our international subsidiaries.

Currently, our largest exposure to foreign currency exchange rate risk relates to the Euro, British Pound, Hungarian Forint, the Brazilian Real and the Canadian Dollar. To date, changes in foreign currency exchange rates have not had a material impact on our operations, and we estimate that a change of 10% or less in foreign currency exchange rates would not materially affect our operations.

As of December 31, 2017 and September 30, 2018, we had outstanding forward contracts with notional amounts equivalent to the following (in thousands):

Currency Hedged	December 31, 2017	September 30, 2018
Euro / Canadian Dollar	$556	$456
Euro / U.S. Dollar	4,208	4,038
Euro / British Pound	5,926	5,199
British Pound / U.S. Dollar	—	638
Israeli Shekel / Hungarian Forint	8,008	—
U.S. Dollar / Brazilian Real	—	2,488
U.S. Dollar / Canadian Dollar	—	4,385
Total	$18,698	$17,204

Net realized and unrealized foreign currency gains and losses was a net gain of $47,000 and a net loss of $28,000 for the three and nine months ended September 30, 2017, respectively, and net losses of $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively, which are included in other income (expense), net in the condensed consolidated statements of operations. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in foreign currency gains and losses was a net loss of $0.4 million and $0.3 million for the three and nine months ended September 30, 2017, respectively, and a net loss of $40,000 and a net gain of $0.5 million for the three and nine months ended September 30, 2018, respectively.

At September 30, 2018, cash and cash equivalents totaled $167.6 million, of which $27.2 million was held in the United States and $140.4 million was held by our international subsidiaries. Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. Our condensed consolidated cash balances were impacted favorably by $7.1 million and unfavorably by $5.4 million for the nine months ended September 30, 2017 and 2018, respectively, due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro.

Interest Rate Sensitivity. Interest income is sensitive to changes in the general level of U.S. interest rates. However, based on the nature and current level of our cash and cash equivalents, which typically consist of cash, money market instruments and corporate debt securities with maturities of three months or less, we believe there is no material risk of exposure to changes in the fair value of our cash and cash equivalents as a result of changes in interest rates.

Interest expense on borrowings under our credit facility is sensitive to changes in interest rates. As of September 30, 2018, we had $200.0 million outstanding under our variable-rate credit facility. Interest rates on this loan will be adjusted at each rollover date to the extent such amounts are not repaid. As of September 30, 2018, the annual rate on the loan was 3.375%. If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $2.0 million. This hypothetical change in cash flows and earnings has been calculated based on borrowings outstanding at September 30, 2018 and a 100 basis point per annum change in interest rate applied over a one-year period.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 20, 2018, a securities class action lawsuit was initiated by purported stockholders of LogMeIn in the U.S. District Court for the Central District of California against us and certain of our officers, entitled Wasson v. LogMeIn, Inc. et al., (Case No. 2:18-cv-07285). The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 based on alleged misstatements or omissions concerning renewal rates for our subscription contracts. The complaint seeks unspecified damages, fees and costs. We believe the lawsuit lacks merit and intend to defend it vigorously.

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

During the period from our initial public offering in July 2009 through October 22, 2018, our common stock has traded as high as $134.80 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Sales of Unregistered Securities

We did not sell any unregistered securities in the nine months ended September 30, 2018.

(b)	Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the nine months ended September 30, 2018.

(c)	Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1, 2018 — July 31, 2018	233,582	$102.55	233,582	$418,408,962
August 1, 2018 — August 31, 2018	342,371	$81.86	342,371	$374,860,331	(2)
September 1, 2018 — September 30, 2018	270,280	$85.65	270,280	$351,711,152
Total	846,233	$88.78	846,233

(1)

On February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we intend to return to stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. Share repurchases under this plan are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. During the nine months ended September 30, 2018, we repurchased 1,865,106 shares of our common stock.

(2)	This amount has been reduced by an additional $15.5 million which was used by the Company to pay a cash dividend of $0.30 per share on August 24, 2018 to stockholders of record as of August 8, 2018.
Item 6.	Exhibits

The exhibits listed in this Exhibit Index are filed (other than exhibits 32.1 and 32.2) as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1 31.1

Separation Agreement, dated July 23, 2018, by and between the Registrant and Christopher Battles

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

101

The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGMEIN, INC.

Date: October 26, 2018	By:	/s/ William R. Wagner
William R. Wagner
President & Chief Executive Officer
(Principal Executive Officer)

Date: October 26, 2018	By:	/s/ Edward K. Herdiech
Edward K. Herdiech
Chief Financial Officer
(Principal Financial Officer)