Form 10-K
period 2018-12-31
LogMeIn, Inc.
filed 2019-02-21
CIK 1420302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Select Market on June 30, 2018 was $4,671,763,901.

As of February 19, 2019, the registrant had 50,839,497 shares of Common Stock, $0.01 par value per share, outstanding.

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission for the 2019 annual stockholders’ meeting are incorporated by reference into Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K.

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

Overview

LogMeIn simplifies how people connect with each other and the world around them to drive meaningful interactions, deepen relationships, and create better outcomes for individuals and businesses. A market leader in unified communications and collaboration, identity and access management, and customer engagement and support solutions, LogMeIn has millions of customers spanning virtually every country across the globe. LogMeIn is headquartered in Boston, Massachusetts with additional locations in North America, South America, Europe, Asia and Australia.

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

We introduced our first cloud-based connectivity offering in 2004, which allowed users to securely connect to remote computer resources, including files, applications and the remote device itself. Used primarily by mobile professionals to work remotely and by IT service providers to remotely manage computers and servers, this remote access solution was designed to give users the flexibility to work and interact with their computer resources from any other Internet-connected computer. We have since used this scalable technology to expand the types of devices and data that can be accessed remotely, while introducing a variety of cloud-based offerings or applications designed to address the needs of today’s unified communications and collaboration, identity and access management, customer engagement and support markets.

In January 2017, we completed our acquisition of the GoTo family of service offerings, or the GoTo Business, from a wholly–owned subsidiary of Citrix Systems, Inc., or Citrix, via a Reverse Morris Trust transaction, which we refer to herein as the Merger. In April 2018, we completed our acquisition of Jive Communications, Inc., or Jive, a provider of cloud-based phone systems and unified communications services.

We offer both free and fee-based, or premium, subscription software services. Sales of our premium services are generated through online search, word-of-mouth referrals, web-based advertising, off-line advertising, broadcast advertising, public relations, the conversion of free users and expiring free trials to paid subscriptions and direct marketing to new and existing customers.

We derive our revenue principally from subscription fees from our customers, who range from individual consumers to small and medium businesses, or SMBs, and to multi-national enterprises. Our revenue is driven primarily by the number and type of our premium services to which our paying customers subscribe. During the fiscal years ended December 31, 2016, 2017 and 2018, we generated revenues of $336 million, $990 million and $1.2 billion, respectively.

Our Market Opportunity

Our cloud-based connectivity services allow our users to work remotely, secure online or cloud-based services, support and manage remote computers and other Internet-enabled devices and collaborate with other users. We believe our services benefit users in the following ways:

•

Increased productivity both in and outside of traditional office environments.     Our cloud-based services have been designed to reduce friction, allowing users to collaborate effectively, simply host and/or attend web-based meetings, replace traditional on-premise PBX phone equipment, access and control remote computers, access and secure cloud or online applications and websites and run applications across different platforms and devices, thereby increasing our users’ mobility, bolstering their security and allowing them to remain productive from virtually anywhere on virtually any Internet-enabled device.

•

Reduced set-up, support and management costs.     Our services enable IT staff to administer, monitor and support workers, their applications, their data and their Internet-enabled devices from a remote location. Businesses can easily set-up our cloud-based services with little or no modification to the remote location’s network or security systems and without the need for upfront technology or software investment. Our cloud-based phone services allow customers to efficiently replace older and less secure hardware devices. Additionally, our customers are often able to lower their support and management costs by performing their management-related tasks remotely, thereby reducing or eliminating the costs of on-site support and management.

•

Improved security and better adoption of password best practices.    Enterprise and business versions of our identity and access management services provide IT staff, line-of-business managers and small business owners with the ability to better protect themselves against the most common online security threats. Our web and desktop password management services can be provisioned for all employees, providing both a productivity benefit to employees who manage numerous passwords for the web and cloud applications needed to do their jobs, while also ensuring that passwords used for these services are securely stored, appropriately complex, unique to each application and changed automatically at regular intervals. Users of our identity and access management services can also further augment these password best practices by enforcing secondary authentication requirements, such as multi-factor authentication, which requires authorization from both a desktop web browser and a mobile application before accessing sensitive applications and data.

•

Increased end-user and customer satisfaction.    Our customers rely on our services to improve the efficiency and effectiveness of end-user support and customer service. Satisfaction with support and other customer engagement services is primarily measured by customer satisfaction, sales conversions, call-handling times and whether or not an issue is resolved on the first call. Our services enable helpdesk technicians and customer service staff to quickly and easily engage with users, gain access to and take control over a remote user’s Internet-enabled device and, once connected, diagnose and resolve problems while interacting with and possibly training the end user. Our customer engagement services leverage artificial intelligence and machine-learning technology to help customer service and helpdesk technicians engage with their customers across multiple platforms, boosting agent efficiency and effectiveness. Technicians can also answer questions and resolve common dilemmas via web chat, email, SMS and popular social channels, such as Twitter.

•

Higher quality leads, related sales pipeline and conversion rates.    Our unified communications and collaboration offerings, as well as other select service cloud offerings are used by inside sales teams, customer service teams and digital marketing teams to generate sales leads, remotely engage prospective buyers, and visually demonstrate products and services in an effort to create sales opportunities, advance sales cycles and boost overall online visit to purchase conversion rates.

Our Business Strengths

We believe that the following strengths differentiate us from our competitors and are key to our success:

•

Large established user community.      We have more than two million paying customers and millions of free users worldwide, with products used in virtually every country around the globe. These users drive awareness of our services through personal recommendations, social media and other online communication methods and provide us with a significant audience to which we can market and sell premium services.

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

Growth Strategy

Our objective is to extend our position as a leading provider of essential cloud-based connectivity services. To accomplish this, we intend to:

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

•

Expand internationally.     We have more than two million paying customers and millions of free users worldwide, with products used in virtually every country around the globe. We continue to believe there is a significant opportunity to increase our sales internationally. We intend to continue to invest in and expand our international sales and marketing activities to take advantage of this opportunity.

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

Our Services

Our cloud-based services can be categorized into three business lines based on customer needs and respective use cases:

Unified Communications and Collaboration.     Our unified communications and collaboration services that create simpler, more intelligent ways for people to meet, connect, market, sell and train to deepen relationships and drive better outcomes. These individual services are as follows:

GoToConference allows users to configure a video and audio conferencing solution in their physical conference or huddle rooms by providing customers with an onboarding kit which includes all the necessary hardware and software, a license to the service which allows for “meet now” functionality or the ability to attend or start a GoToMeeting session or share local content and access to technical support.

GoToMeeting is our secure and cost-effective product for online meetings, sales demonstrations and collaborative gatherings. Largely targeted at small and medium businesses, GoToMeeting gives users the ability to easily host or participate in online meetings from the GoToMeeting website, mobile apps or executable customer software. GoToMeeting comes equipped with integrated conference dial-in numbers, Voice over Internet Protocol, or VoIP, and HDFaces high-definition video conferencing. It features an advanced, secure communication architecture that uses industry-standard Transport Layer Security, or TLS, encryption.

GoToTraining is an easy-to-use, secure online training product that enables individuals and enterprises to provide interactive training sessions to customers and employees in any location. GoToTraining users can easily create curriculums for their students from a Mac, PC or mobile device without the need for significant training or IT support; attendees can join from a Mac, PC, iOS or Android device. GoToTraining includes features such as full-service registration with real-time reports, materials, automated email templates, polling and survey capabilities as well as testing and high-definition webcam sharing for up to six participants and VoIP and toll-based phone options.

GoToWebinar is an easy-to-use, do-it-yourself webinar product, allowing organizations to increase market reach and effectively present online to geographically dispersed audiences. GoToWebinar users can easily host, attend or participate in a webinar session from a Mac, PC or mobile device without the need for significant training or IT support; attendees can join from a Mac, PC, iOS or Android device. GoToWebinar includes features such as full-service registration with real-time reports, customized branding, automated email templates, polling and survey capabilities, a webinar dashboard for monitoring attendance and participation, easy presenter controls for changing presenters and high-definition webcam sharing for up to six organizers and panelists and VoIP and toll-based phone options.

Grasshopper is a provider of telephony solutions for small businesses designed to allow organizations to establish professional voice presence (e.g., Interactive Voice Response, routing, voicemail, etc.) without costly hardware investments. Grasshopper provides users with toll free or local numbers and enables employees to use their personal devices to make and receive calls from their business line via a mobile application.

Jive is a cloud-based phone service designed to replace traditional on-premise, PBX phone equipment; offering a robust suite of communication features and easy management from a web browser or mobile application. Our Jive Voice cloud-based business phone system includes a suite of hosted VoIP features, including unlimited voicemail boxes, auto attendants and local and long-distance calling. Jive Contact Center delivers a broad set of contact center features and valuable real-time reports to enable better management of call queues and incoming customer calls.

join.me, join.me pro and join.me business are our lightweight free and premium online meeting and screen sharing services. Each of the join.me offerings give users the ability to quickly host ad hoc and scheduled online meetings with other people. These services can be initiated through a visit to the join.me website, through a small downloadable desktop application or through mobile applications. Additional features include file sharing, use of a dedicated VoIP conference line, video conferencing, mobile whiteboards, remote control and in-meeting chat, a scheduling tool, the ability to record and recap meetings, on-screen annotation tools and detailed session reporting.

OpenVoice is a reservation-less audio-conferencing service, providing robust account tools that allows user provisioning and audio meeting controls for users to manage small and large audio conferences without operator assistance. OpenVoice integrates seamlessly with GoToMeeting, GoToTraining, GoToWebinar and join.me, adding a toll-free number to online sessions.

Customer Engagement and Support.     Our customer engagement and support services empower companies to deliver smarter, more personalized customer engagement and support:

Bold360 is our omni-channel engagement platform designed to help customer service staff, ranging from sales to pre-and-post sales support, to directly engage and provide assistance to visitors of their organization’s website. Key features include real-time visitor monitoring, co-browsing, our Boldchat live chat service, detailed reporting on chat activity and its overall effectiveness, the ability to define rules that automatically trigger the initiation of a chat window, the ability to route and distribute chats to improve efficiency and the ability to monitor and manage customer conversations on Twitter, email and via SMS messages. Our BoldChat service offerings range from a basic free offering to a fully-featured enterprise offering, with multiple pricing tiers based on the number of users and desired features. Our Bold360 offering provides users with valuable built-in integrations and open APIs to allow our customers to streamline operations with all of their systems working together.

Bold360 ai is an automated customer service, help-desk and CRM platform that uses artificial intelligence, bots, machine learning and user interface to build and maintain a knowledge base, or KB, and make it available to support agents, employees and end-users across multiple platforms. Bold360 ai captures a company’s knowledge in the form of replies to contextual or personalized inquiries, decision trees, and KB articles, and maintains the content and matches customer inquiries with KB answers. The intelligent KB also collects inquiries and learns answers as well as monitors answers to incoming tickets and publishes them to the KB so the information is available broadly to authorized agents – such content can be viewed, approved, added, edited or deleted manually. Bold360 ai also provides a customer service queue management tool that utilizes learning algorithms, intents repository, and structured rule settings as well as analytics that provide insight and optimization opportunities.

RescueAssist, GoToAssist Corporate and GoToAssist Seeit are easy-to-use cloud-based remote support solutions designed to help IT professionals and IT helpdesks remotely troubleshoot and fix computers, mobile devices and apps. RescueAssist, the next-generation of our GoToAssist remote support solution, provides an integrated toolset built specifically for IT managers, consultants and managed service providers. GoToAssist Corporate extends these capabilities to address the needs of professional IT helpdesks and customer support organizations to instantly and securely connect to customers and provide live remote assistance using two-way screen-sharing, integrated chat and mouse and keyboard control to resolve technical issues. GoToAssist Seeit enables individuals and support organizations to instantly and securely connect to a live stream of an individual’s mobile device camera allowing the individual to physically show the technician any support issue that requires resolution.

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

Identity and Access Management.    Our identity and access management services provide individuals, line-of-business teams, security professionals, as well as internal and external IT professionals with simple and secure remote access tools needed to manage and secure passwords, internet applications, remote computers and other Internet-enabled devices, as well as to automate common IT tasks.

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

LastPass is a market leading password management and single sign on, or SSO, solution that gives individuals, business teams and enterprises the ability to securely store, create and access the user identity and login credentials for thousands of online applications and websites. Available online, in a desktop application and via iOS and Android mobile apps, LastPass is offered in free, premium and enterprise versions and runs on today’s most popular browsers, devices and operating systems.

Sales and Marketing

Our sales and marketing efforts are designed to attract prospective customers to our website, drive use of our free services or enroll them in free trials of our services and convert them to, and retain them as, paying customers. We expend sales and marketing resources through a combination of paid and unpaid sources. We also invest in public relations to broaden the general awareness of our services and to highlight the quality and reliability of our services for specific audiences. We are constantly seeking and employing new methods to reach more users and to convert them to paid subscribers. For the years ended December 31, 2016, 2017 and 2018, we spent $162.8 million, $347.0 million and $383.0 million, respectively, on sales and marketing.

New Account Sales.     Our sales are often preceded by a trial of one of our services and over 90% of our sales transactions are settled via credit card. Our sales operations team manages the processes, systems and procedures that determine whether or not a trial should be managed by a telephone-based sales representative or handled via our e-commerce sales process. In addition, a small sales and business development team concentrates on sales to larger organizations and the formulation of strategic technology partnerships that are intended to generate additional sales.

International Sales.     We currently have sales teams located in Ireland, the United Kingdom, Germany, Australia, India and Brazil focusing on international sales. In the years ended December 31, 2016, 2017 and 2018, we generated approximately 29%, 24% and 22%, respectively, of our revenue from customers outside of the United States. As of December 31, 2016, 2017 and 2018, approximately 29%, 15% and 23% of our long-lived assets were located outside of the United States.

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

Offline Advertising.     Our offline print advertising is comprised of publications targeted at IT professionals and consumers. We also sponsor advertorials in regional publications, which target IT consumers. Additionally, from time-to-time we have advertised using more traditional methods, such as outdoor advertising, in regional markets.

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

Social Media Marketing.     We participate in online communities and social media channels such as Twitter, Facebook, LinkedIn, Instagram and YouTube for the purpose of marketing, public relations and customer service. Through these online collaboration sites, we actively engage our users, learn about their needs, and foster word-of-mouth by creating and responding to content about LogMeIn events, promotions, product news and user questions.

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

Our Infrastructure, Technology and Developments

LogMeIn Service Delivery Platform.     We introduced our first cloud-based connectivity offering in 2004 which was built on our proprietary “Gravity” connectivity platform. This technology enabled users to securely connect to remote computer resources, thus affording them the flexibility to work and interact with their remote devices from virtually any other Internet-connected computer.

Today, we have leveraged our proprietary technology and years of connectivity experience to develop modern cloud-based hosting platforms which are capable of delivering a variety of service offerings designed to meet the needs of today’s unified communications and collaboration, identity and access management and customer engagement and support markets. Our services are hosted both in the cloud and in geographically diverse third party co-location facilities located in the United States, United Kingdom, Germany, India and Australia. Our cloud connectivity platforms are designed to reduce the bandwidth and other infrastructure requirements needed to establish secure connections over the Internet between remote computers and other Internet-enabled devices and manage the direct transmission of data between remotely connected devices, thereby making our services faster and less expensive to deliver than other competing services.

Research and Development.     We have made and intend to continue making significant investments in research and development in order to continue to improve the efficiency of our service delivery platform, improve our existing services and bring new services to market. Our primary engineering organizations are in Hungary, Germany, India, Canada and the United States. As of December 31, 2018, approximately 33% of our employees worked in research and development.

Intellectual Property.      We rely on a combination of copyright, trade secret, trademark, patent and other intellectual property rights in the United States and other jurisdictions, as well as confidentiality policies and contractual provisions to protect our proprietary technology, processes and other intellectual property. As of December 31, 2018, our patent portfolio consisted of over 170 issued patents with approximately 30 patent applications pending.

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

“LogMeIn” is a registered trademark in the United States, Canada, Australia, Japan and the European Union. We also hold a number of other trademarks and service marks identifying certain of our services and features of our services. We also have a number of trademark applications pending.

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

We believe that our large user base, efficient customer acquisition model and low service delivery costs enable us to compete effectively against services offered by some of our largest competitors, which include Adobe Connect, Amazon, Cisco Systems’ WebEx division, Google and Microsoft Skype. Our audio services also compete with solutions from 8x8, AT&T, BT, Intercall, PGi, RingCentral, Verizon and Vonage. Certain of our services also compete with current or potential services offered by companies like AgileBits, Apple, BlueJeans Networks, Dashlane, GFI, IBM, KeePass, LivePerson, OKTA, Oracle, Splashtop, TeamViewer and Zoom Video Communications.

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

Employees

As of December 31, 2018, we had 3,515 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Our business strategy continues to contemplate us making strategic acquisitions of, or strategic investments in, complementary businesses, services, technologies and intellectual property rights. Acquisitions of high-technology companies are inherently risky and negotiating these transactions can be time-consuming and expensive and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. In connection with an acquisition, investment or strategic transaction we may do one or more of the following, which may harm our business and adversely affect our operating results:

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

•	entry into highly competitive markets in which we have no or limited direct prior experience and where competitors have stronger market positions; and
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

Our new corporate strategy and restructuring may not be successful.

On February 11, 2019, our Board of Directors approved a global restructuring plan, including a reduction in force which will result in the termination of approximately 4% of our workforce and the consolidation of certain leased facilities.  By restructuring, we intend to streamline our organization and reallocate our resources to better align with our current growth acceleration goals.  We expect to substantially complete the restructuring by the end of fiscal year 2019. These restructuring activities may yield unintended consequences and costs, such as attrition beyond our intended reduction in force, the distraction of our employees and the risk that we may not achieve the anticipated benefits from the reduction in force, all of which may have a material adverse effect on our results of operations or financial condition.

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

Even if the Contribution and Distribution, taken together, otherwise qualify as a reorganization under Sections 368(a) and 355 of the Code, the Distribution will nonetheless be taxable to Citrix (but not to Citrix stockholders) pursuant to Section 355(e) of the Code if 50% or more of the stock of either Citrix or LogMeIn is acquired, directly or indirectly (taking into account our stock acquired by Citrix stockholders in the Merger), as part of a plan or series of related transactions that includes the Distribution. In that regard, because Citrix stockholders owned more than 50% of our stock immediately following the Merger, the Merger standing alone will not cause the Distribution to be taxable under Section 355(e) of the Code, and the Distribution Tax Opinion so provided. However, if the IRS were to determine that other acquisitions of Citrix stock or our stock are part of a plan or series of related transactions that includes the Distribution, such determination could result in the recognition of a gain by Citrix (but not by Citrix stockholders) for U.S. federal income tax purposes, and the amount of taxes on such gain would likely be substantial.

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

A significant portion of our historical revenues have come from the sale of remote access and remote support products and a decline in sales for these products could adversely affect our results of operations and financial condition.

A significant portion of our annual revenues have historically come from, and we anticipate will continue in the foreseeable future to come from, the sale of remote access and remote support services. Any decline or variability in sales of our remote access and remote support products could adversely affect our results of operations and financial condition. Declines and variability in sales of these products could potentially occur as a result of:

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

The services offered by us are often sold pursuant to agreements that are one year in duration. Customers have no obligation to renew their subscriptions after their subscription period expires, and these subscriptions may not be renewed on the same or on more profitable terms. As a result, our ability to grow depends in part on subscription renewals. We may not be able to accurately predict future trends in customer renewals, and our customers’ renewal rates may decline or fluctuate because of several factors, including their satisfaction or dissatisfaction with our services, the prices of our services, the prices of services offered by our competitors or reductions in our customers’ spending levels. If our customers do not renew their subscriptions for our services, renew on less favorable terms, or do not purchase additional functionality or subscriptions, our revenue may grow more slowly than expected or decline, and our profitability and gross margins may be harmed.

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

We believe that building and maintaining a strong brand identity plays an important role in attracting and retaining subscribers to our services, who may have other options from which to obtain their cloud-based connectivity services. In order to build a strong brand, we believe that we must continue to offer innovative service offerings that our subscribers value and enjoy using, and also market and promote those service offerings through effective marketing campaigns, promotions and communications with our user base. From time to time, subscribers may express dissatisfaction with our services or react negatively to our strategic business decisions, such as changes that we make in pricing, features or service offerings, including the discontinuance of our free services. To the extent that user dissatisfaction with our services or strategic business decisions is widespread or not adequately addressed, our overall brand identity may suffer and, as a result, our ability to attract and retain subscribers may be adversely affected, which could adversely affect our operating results.

The markets in which we participate are competitive, with low barriers to entry, and if we do not compete effectively, our operating results may be harmed.

The markets for cloud-based connectivity solutions are competitive and rapidly changing, with relatively low barriers to entry. With the introduction of new technologies and market entrants, we expect competition to intensify in the future. In addition, pricing pressures and increased competition generally could result in reduced sales, reduced margins or the failure of our services to achieve or maintain widespread market acceptance. Often, we compete against existing services that our potential customers have already made significant expenditures to acquire and implement.

Certain of our competitors offer, or may in the future offer, lower priced, or free, products or services that compete with our services. This competition may result in reduced prices and a substantial loss of customers for our services or a reduction in our revenue.

Many of our services directly compete with large, established competitors such as WebEx (a division of Cisco Systems), and certain of our services also compete with current or potential services offered by companies like Adobe, AgileBits, Amazon, Apple, BlueJeans Networks, Dashlane, GFI, Google, IBM, KeePass, LivePerson, Microsoft, OKTA, Oracle, Splashtop, TeamViewer and Zoom Video Communications. Our audio and unified communications and collaboration services also compete with solutions from 8x8, AT&T, BT, InterCall, PGi, RingCentral, Verizon and Vonage. Many of our actual and potential competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied services and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships, access to larger customer bases and have major distribution agreements with consultants, system integrators and resellers.

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

The cloud-based connectivity services markets in which we compete are characterized by rapid technological change, the frequent introduction of new services and evolving industry standards. Our ability to remain competitive will depend in large part on our ability to continue to enhance our existing services and develop new service offerings that keep pace with these markets’ rapid technological developments. Additionally, to achieve market acceptance for our services, we must effectively anticipate and offer services that meet changing customer demands in a timely manner.

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

Our data centers are vulnerable to damage or interruption from human error, intentional bad acts, pandemics, earthquakes, hurricanes, floods, fires, war, terrorist attacks, power losses, hardware failures, systems failures, telecommunications failures and similar events. At least one of our data center facilities is located in an area known for seismic activity, increasing our susceptibility to the risk that an earthquake could significantly harm the operations of these facilities. The occurrence of a natural disaster, an act of terrorism, vandalism or other misconduct, a decision to close the facilities without adequate notice or other unanticipated problems could result in lengthy interruptions in our services.

Failure to comply with credit card processing standards may cause us to lose the ability to offer our customers a credit card payment option, which would increase our costs of processing customer orders and make our services less attractive to customers, the majority of which purchase our services with a credit card.

Major credit card issuers have adopted credit card processing standards and have incorporated these standards into their contracts with us. If we fail to maintain compliance with applicable credit card processing and documentation standards adopted by the major credit card issuers, these issuers could terminate their agreements with us, and we could lose our ability to offer our customers a credit card payment option. Most of our individual and small- and medium-sized business, or SMB, customers purchase our services online with a credit card, and our business depends substantially upon the ability to offer the credit card payment option. Any loss of our ability to offer our customers a credit card payment option would make our services less attractive and hurt our business. Our administrative costs related to customer payment processing would also increase significantly if we were not able to accept credit card payments for our services.

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

For example, the EEA-wide General Data Protection Regulation, or GDPR, became applicable on May 25, 2018, replacing the data protection laws of each EEA member state. The GDPR implemented more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements to erase an individual’s information upon request, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained valid consent for certain data processing activities. It also significantly increases penalties for non-compliance, including where we act as a service provider (e.g. data processor). If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we use personal data or our marketing practices, fines, for example, of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR, or other liabilities, as well as negative publicity and a potential loss of business.

We are also subject to evolving EEA laws on data export, as we may transfer personal data from the EEA to other jurisdictions. We currently rely upon the EU-U.S. Privacy Shield Framework and Swiss Privacy Shield as a means for legitimizing the transfer of personally identifiable information from the EEA to the United States. However, there is currently litigation against this framework as well as litigation challenging other EU mechanisms for adequate data transfers (e.g. the standard contractual clauses), and it is uncertain whether the Privacy Shield framework and/or the standard contractual clauses will be similarly invalidated by the European courts. We rely on a mixture of mechanisms to transfer data to from the EEA to the U.S., and we could be impacted by changes in law as a result of the current challenges to these mechanisms in the European courts which may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity which could have an adverse effect on our reputation and business.

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

Additionally, as we continue to expand our operations internationally, these services may also be subject to similar country-specific laws and regulations. We may be required to incur additional expenses to meet applicable international regulatory requirements, to obtain special licensing or registrations, or we may be altogether prohibited from providing certain services in certain foreign countries.

We are required to comply with certain financial and operating covenants under our credit facility; any failure to comply with those covenants could cause amounts borrowed to become immediately due and payable or prevent us from borrowing under the facility.

We have a credit agreement with a syndicate of banks pursuant to which we have a $400 million secured revolving credit facility which is available to us through February 1, 2022, at which time any amounts outstanding will be due and payable in full. On April 2, 2018, we borrowed $200 million under the credit facility to partially fund our acquisition of Jive Communications, Inc., which amount remained outstanding as of December 31, 2018. We may wish to borrow amounts under the facility in the future for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, and share repurchases, as well as for working capital.

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

We face intense competition for qualified individuals from numerous technology, software and manufacturing companies. For example, our competitors may be able to attract and retain a more qualified engineering team by offering more competitive compensation packages. If we are unable to attract new engineers and retain our current engineers, we may not be able to develop and maintain our services at the same levels as our competitors and we may, therefore, lose potential customers and sales penetration in certain markets. In addition, in February 2019, we announced a reduction in work force which will result in the termination of approximately 4% of our workforce and the consolidation of certain leased facilities. This restructuring could make it more difficult to attract, retain and hire new talent. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to implement our business plan and, as a result, our ability to compete would decrease, our operating results would suffer and our revenues would decrease.

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

We market and sell a significant amount of our services to SMBs. SMBs are challenging to reach, acquire and retain in a cost-effective manner. To grow our revenue, we must add new customers, sell additional services to existing customers and encourage existing customers to renew their subscriptions. Selling to and retaining SMBs is more difficult than selling to and retaining large enterprise customers because SMB customers generally:

•	have higher failure rates;
•	are price sensitive;
•	are difficult to reach with targeted sales campaigns;
•	have high churn rates in part because of the scale of their businesses and the ease of switching services; and
•	generate less revenue per customer and per transaction.

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

The timing of our revenue from sales to enterprise customers is difficult to predict. These efforts require us to educate our customers about the use and benefit of our services, including the technical capabilities and potential cost savings to an organization. Enterprise customers typically undertake a significant evaluation process that has in the past, resulted in lengthy sales cycles, typically several months. We spend substantial time, effort and money on our enterprise sales efforts without any assurance that these efforts will produce any sales. In addition, service subscriptions are frequently subject to budget constraints and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our results could fall short of public expectations and our business, operating results and financial condition could be adversely affected.

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

We rely on software licensed from third parties to offer our services, includingpatented third-party technology. In addition, we may need to obtain future licenses from third parties to use intellectual property associated with the development of our services, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software required for the development and maintenance of our services could result in delays in the provision of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party software could result in errors or a failure of our services which could harm our business.

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

The tax effects of the accounting for share-based awards may significantly impact our effective tax rate from period to period. In periods in which our stock price is higher than the grant price of the share-based awards vested or expired in that period, we will recognize excess tax benefits that will decrease our effective tax rate. For example, in 2017 and 2018, excess tax benefits recognized from share-based awards resulted in a benefit from income taxes of $16.0 million and $7.3 million, respectively. In future periods in which our stock price is lower than the grant price of the share-based awards vested or expired in that period, our effective tax rate may increase. The amount and value of share-based awards vested or expired relative to our earnings in a period will also affect the magnitude of the impact of share-based awards on our effective tax rate. These tax effects are dependent on our stock price, which we do not control, and a decline in our stock price could significantly increase our effective tax rate and adversely affect our financial results.

Uncertainties in the interpretation and application of the Tax Cuts and Jobs Act of 2017 could materially affect our tax obligations and effective tax rate.

The Tax Cuts and Jobs Act of 2017, which we refer to herein as the “U.S. Tax Act,” was enacted on December 22, 2017 and has affected U.S. tax law by changing U.S. federal income taxation of U.S. corporations. We have reflected the expected impact of the Tax Act in our Consolidated Financial Statements using certain assumptions and estimates. However, the U.S. Tax Act is complex and additional interpretative guidance may be issued that could affect the assumptions and estimates we made.  In addition, at this stage, it is unclear how a number of U.S. states will incorporate the changes made by the U.S. Tax Act into their tax codes. Changes in the assumptions and estimates we have made relating to the U.S. Tax Act, as well as actions we may take, could result in a write down of deferred tax assets or otherwise materially affect our tax obligations or effective tax rate, which could negatively affect our financial condition and results of operations.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The United Kingdom is in process of negotiating the terms of its exit, currently scheduled for March 29, 2019. However, initial withdrawal proposals have been rejected by the U.K. Parliament creating significant uncertainty about the terms and timing under which the United Kingdom will leave the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

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

During the period from our initial public offering in July 2009 through February 17, 2019, our common stock has traded as high as $134.80 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	the success or failure of acquisitions as well as our ability to realize the anticipated growth opportunities and other financial and operating benefits therefrom;
•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	fluctuations in our recorded revenue, even during periods of significant sales order activity;
•	changes in estimates of our financial results or recommendations by securities analysts;
•	failure of any of our services to achieve or maintain market acceptance;
•	changes in market valuations of companies perceived to be similar to us;
•	announcements regarding changes to our current or planned products or services;
•	success of competitive companies, products or services;
•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•	announcements by us or our competitors of significant new services, contracts, acquisitions or strategic alliances;
•	regulatory developments in the United States, foreign countries or both;
•

litigation, including stockholder litigation and/or class action litigation, involving our company, our services or our general industry, as well as announcements regarding developments in on-going litigation matters;

•	additions or departures of key personnel;
•	general perception of the future of the cloud-based connectivity markets or our services;
•	investors’ general perception of us; and
•	changes in general economic, industry and market conditions.

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

On February 23, 2017, our Board of Directors approved a three-year capital return plan. Pursuant to this plan, we intend to return up to $700 million to our stockholders through a combination of share repurchases and dividends. As part of this capital return plan, we intend to pay a quarterly cash dividend, subject to quarterly declarations by our Board of Directors. Any future declarations, amount and timing of any dividends and/or the amount and timing of any stock repurchases are subject to capital availability and determinations by our Board of Directors that cash dividends and/or stock repurchases are in the best interest of our stockholders. Our ability to repurchase our shares and/or pay dividends to our stockholders is also subject to our maintaining compliance with our credit facility covenants. Our ability to pay dividends and/or repurchase stock will depend upon, among other factors, our cash balances and potential future capital requirements for strategic transactions, including acquisitions, debt service requirements, results of operations, financial condition and other factors beyond our control that our Board of Directors may deem relevant. A reduction in or elimination of our dividend payments, our dividend program and/or stock repurchases could have a negative effect on our stock price.

If securities or industry analysts who cover us, our business or our market publish a negative report or change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business, our market or our competitors. If any of the analysts who cover us, or may cover us in the future, publish a negative report or change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline.

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

As of December 31, 2018, our principal facilities consist of owned and leased office space to house our development, sales and marketing, customer support, and administrative personnel.

	Approximate Square Footage
	Owned	Leased
	(In thousands)
Americas	160	521
EMEA (Europe, Middle East)	—	231
Asia-Pacific	—	79
	160	831

Our principle facilities include leased office space of 220,000 square feet in Boston, Massachusetts, our corporate headquarters, 104,000 square feet in Lindon, Utah, 58,000 square feet in Dublin, Ireland, and 49,000 square feet in Goleta, California, as well as an owned facility with 160,000 square feet in Goleta, California. We also utilize third-party co-location facilities from which we operate our data centers, which are located in the United States, the United Kingdom, Germany, India and Australia. We believe our facilities are sufficient to support our needs and that additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3.	LEGAL PROCEEDINGS

On August 20, 2018, a securities class action lawsuit (the “Securities Class Action”) was initiated by purported stockholders of LogMeIn in the U.S. District Court for the Central District of California against us and certain of our officers, entitled Wasson v. LogMeIn, Inc. et al. (Case No. 2:18-cv-07285). On November 6, 2018 the case was transferred to the District of Massachusetts (Case No. 1:18-cv-12330). The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 based on alleged misstatements or omissions concerning renewal rates for our subscription contracts.  We believe the lawsuit lacks merit and intend to defend it vigorously

On January 30, 2019, a derivative action was filed in the District of Massachusetts against LogMeIn’s Board of Directors, entitled Schlagel v. Wagner et al. (Case No. 1:19-cv-10204) alleging breach of fiduciary duty, waste of corporate assets, and violation of Sections 10(b) and 14(a) of the Securities and Exchange Act of 1934 related to the same allegations of the Securities Class Action. The complaint seeks unspecified damages, fees and costs. We intend to defend the lawsuit vigorously.

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

Holders of Our Common Stock

As of February 19, 2019, there were 446 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name. While we are unable to estimate the actual number of beneficial holders of our common stock, we believe the number of beneficial holders is substantially higher than the number of holders of record of shares of our common stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

(a) Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2018.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(1)
October 1, 2018 — October 31, 2018	247,951	$82.87	247,951	$331,162,614
November 1, 2018 — November 30, 2018	216,156	$86.73	216,156	$297,113,368	(2)
December 1, 2018 — December 31, 2018	202,664	$83.73	202,664	$280,144,539
Total	666,771	$84.38	666,771

(1)

On February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we intend to return up to $700 million to stockholders through a combination of share repurchases and dividends. Share repurchases under this plan are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. During the year ended December 31, 2018, we repurchased 2,531,877 shares of our common stock.

(2)	This amount has been reduced by an additional $15.3 million which was used to pay a cash dividend of $0.30 per share on November 30, 2018 to stockholders of record as of November 14, 2018.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on our common stock for the period from December 31, 2013 through December 31, 2018 against the cumulative total return of the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. The comparison assumes $100.00 was invested in our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index and assumes reinvestment of dividends, if any. The stock performance on the graph below is not necessarily indicative of future price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected financial data together with our Consolidated Financial Statements and the related notes appearing at the end of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period. On January 31, 2017, our Merger with the GoTo Business added over 1,600 employees as of that date and revenue has increased to over $1 billion on an annualized basis. On April 3, 2018, our acquisition of Jive added approximately 700 employees and its fiscal 2017 revenue was approximately $80 million. Accordingly, the revenue and cost comparisons have all increased in 2018 compared to the years presented below.

	Years Ended December 31,
	2014	2015	2016	2017	2018
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$221,956	$271,600	$336,068	$989,786	$1,203,992
Cost of revenue(1)	28,732	35,458	45,501	203,203	281,481
Gross profit	193,224	236,142	290,567	786,583	922,511
Operating expenses:
Research and development(1)	33,516	42,597	57,193	156,731	169,409
Sales and marketing(1)	119,508	138,946	162,811	346,961	382,997
General and administrative(1)	30,526	33,034	60,693	160,366	145,453
Gain on disposition of assets	—	—	—	—	(33,910)
Legal settlements	—	3,600	—	—	—
Amortization of acquired intangibles	987	1,916	5,457	134,342	172,539
Total operating expenses	184,537	220,093	286,154	798,400	836,488
Income (loss) from operations	8,687	16,049	4,413	(11,817)	86,023
Interest income	604	654	698	1,389	1,671
Interest expense	(2)	(574)	(1,403)	(1,408)	(6,342)
Other income (expense), net	105	1,389	(500)	(141)	(556)
Income (loss) before income taxes	9,394	17,518	3,208	(11,977)	80,796
(Provision for) benefit from income taxes	(1,439)	(2,960)	(570)	111,500	(6,425)
Net income (loss)	$7,955	$14,558	$2,638	$99,523	$74,371
Net income (loss) per share:
Basic	$0.33	$0.59	$0.10	$1.97	$1.44
Diluted	$0.31	$0.56	$0.10	$1.93	$1.42
Weighted average shares outstanding:
Basic	24,385	24,826	25,305	50,433	51,814
Diluted	25,386	25,780	26,164	51,463	52,496
Cash dividends declared and paid per share	$—	$—	$1.00	$1.25	$1.20

(1)	Includes stock-based compensation expense and intangible amortization expense as indicated in the following table:

	Years Ended December 31,
	2014	2015	2016	2017	2018
	(In thousands)
Cost of revenue:
Stock-based compensation	$1,107	$1,560	$2,289	$5,222	$4,997
Intangible amortization	3,959	4,151	6,382	57,216	95,428
Research and development:
Stock-based compensation	3,653	5,188	6,201	22,103	18,869
Sales and marketing:
Stock-based compensation	9,033	11,090	16,181	16,155	15,995
General and administrative:
Stock-based compensation	10,976	8,661	13,679	23,812	25,873

	As of December 31,
	2014	2015	2016	2017	2018
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term marketable securities	$201,169	$208,427	$196,466	$252,402	$148,652
Total assets	317,849	455,699	443,293	3,858,108	3,935,953
Deferred revenue, including long-term portion	105,250	136,989	162,253	347,305	379,298
Long-term debt	—	60,000	30,000	—	200,000
Total liabilities	144,005	247,888	247,177	694,367	961,265
Total equity	173,844	207,811	196,116	3,163,741	2,974,688

ITEM 7.	MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

LogMeIn simplifies how people connect with each other and the world around them to drive meaningful interactions, deepen relationships, and create better outcomes for individuals and businesses. A market leader in unified communications and collaboration, identity and access management, and customer engagement and support solutions, LogMeIn has millions of customers spanning virtually every country across the globe. LogMeIn is headquartered in Boston, Massachusetts with additional locations in North America, South America, Europe, Asia and Australia.

We offer both free and fee-based, or premium, subscription software services. Sales of our premium services are generated through online search, word-of-mouth referrals, web-based advertising, off-line advertising, broadcast advertising, public relations, the conversion of free users and expiring free trials to paid subscriptions and direct marketing to new and existing customers. We derive our revenue principally from subscription fees from our customers, who range from individual consumers to small and medium businesses, or SMBs, to multi-national enterprises. Our revenue is driven primarily by the number and type of our premium services to which our paying customers subscribe.

In January 2017, we completed our Merger with a wholly-owned subsidiary of Citrix, pursuant to which we combined with Citrix’s GoTo family of service offerings known as the GoTo Business. Following the completion of the Merger, our revenue grew to over $1 billion on an annualized basis in fiscal 2017 and we added over 1,600 employees. In April 2018, we completed our acquisition of Jive Communications, Inc., or Jive, a provider of cloud-based phone systems and unified communications services. At the time of closing, Jive had approximately 700 employees and its fiscal year 2017 revenue was approximately $80 million.

Operating Results

For the year ended December 31, 2018, we recognized revenues of $1.2 billion and generated cash flows from operating activities of $404.0 million, and we ended the year with $148.7 million of cash and cash equivalents and $200.0 million of outstanding borrowings under our credit facility. During the year ended December 31, 2018, we repurchased $248.9 million of our common stock pursuant to our share repurchase program, and paid cash dividends of $62.2 million to our stockholders. We recorded net income of $74.4 million in the year ended December 31, 2018, including amortization of acquired intangible assets of $245.2 million, acquisition-related transaction, transition and integration-related fees and expenses of $22.9 million, primarily related to the Merger and our acquisition of Jive and a gain on disposition of assets of $33.9 million related to the sale of our Xively business. On January 1, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, referred to herein as ASC 606. The adoption of ASC 606 did not have any impact on our revenue recognition, however, we are required to capitalize and amortize incremental costs of obtaining a contract such as sales commissions and related fringe costs over the period of benefit. The impact of ASC 606 on the year ending 2018 was $37.7 million less sales and marketing expense than would have been recognized under prior accounting guidance.

Capital Returns

On February 23, 2017, our Board of Directors approved a three-year capital return plan to return up to $700 million to stockholders through a combination of share repurchases and dividends. Pursuant to this plan, during 2018, we repurchased shares and paid cash dividends totaling $311.1 million as follows:

•	Repurchased 2,531,877 shares of our common stock at an average price of $98.32 per share for a total cost of $248.9 million.

•	Paid four cash dividends of $0.30 per share of our common stock, one in each of the four quarters of 2018, totaling $62.2 million.

While we currently intend to pay quarterly cash dividends during the remainder of 2019, our Board of Directors declare our dividends on a quarterly basis based upon our financial performance, business outlook and other considerations. On February 14, 2019, our Board of Directors announced a $0.325 per share cash dividend to be paid on March 12, 2019 to stockholders of record as of February 25, 2019.

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

Acquisition of Jive Communications, Inc.

On April 3, 2018, we completed our acquisition of Jive Communications, Inc., or Jive, a provider of cloud-based phone systems and unified communications services, for $342.1 million in cash, net of cash acquired. Additionally, we expect to pay up to $15 million in cash contingent payments to certain employees of Jive upon their achievement of specified retention milestones over the two-year period following the closing, of which we have paid $0.7 million as of December 31, 2018. We funded the acquisition through a combination of cash on-hand and $200.0 million of borrowings under our credit facility. The operating results of Jive have been included in our results since the date of the acquisition.

Divestiture of Xively

On February 9, 2018, we, along with certain of our subsidiaries, entered into an agreement to sell our Xively business. On March 20, 2018, we completed the sale for consideration of $49.9 million, comprised of $42.4 million of cash received in the first quarter of 2018 and $7.5 million of receivables held back as an escrow by the buyer as an exclusive security in the event of our breach of any of the representations and warranties in the definitive agreement. The $7.5 million receivable, due in September 2019, was recorded at a net present value of $7.3 million, and is included in prepaids and other current assets on the December 31, 2018 consolidated balance sheet.

The Xively disposition resulted in a gain of $33.9 million recorded in 2018, comprised of the present value of the $49.6 million received as consideration less net assets disposed of $13.3 million and transaction costs of $2.4 million. The net assets disposed are primarily comprised of $14.0 million of goodwill allocated to the Xively business. In fiscal year 2017, we recorded approximately $3 million of revenue and $13 million of operating expense directly related to the Xively business. The sale of the Xively business does not constitute a significant strategic shift that will have a material impact on our ongoing operations and financial results.

Restructuring Plan

On February 11, 2019, the Company’s Board of Directors approved a global restructuring plan, including a reduction in force which will result in the termination of approximately 4% of the Company’s workforce and the consolidation of certain leased facilities. By restructuring, the Company intends to streamline its organization and reallocate resources to better align with the Company’s current growth acceleration goals. The Company expects to incur pre-tax restructuring charges of approximately $17 million and to substantially complete the restructuring by the end of fiscal year 2019. The pre-tax restructuring charges are comprised of approximately $10 million in one-time employee termination benefits and $7 million for facilities-related and other costs.

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

•

Failure to successfully integrate acquisitions could adversely impact the market price of our common stock as well as our business and operating results. This risk is identified further in "Risk Factors - Risks Related to our Business" of this Annual Report on Form 10-K and elsewhere in this report.

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

We calculate our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. For the quarter ended December 31, 2018, our gross annualized renewal rate was approximately 80%. During the second half of 2018, we implemented a number of changes designed to improve the renewal rates in our unified communications and collaboration business and while we have been encouraged by the initial results from these changes, we will continue to monitor our renewal rates across all of our products. Additionally, as we continue to integrate the GoTo Business and the recently acquired Jive business, we will monitor and assess our renewal rate calculation and methodology to ensure that it is appropriate.

Revenue by product grouping is as follows (in thousands):

	Years Ended December 31,
	2016	2017	2018
Revenues:
Unified communications and collaboration	$40,616	$527,412	$672,339
Identity and access management	196,952	289,181	353,887
Customer engagement and support	98,500	173,193	177,766
Total revenue	$336,068	$989,786	$1,203,992

Employees

We have increased our number of full-time employees to 3,515 as of December 31, 2018 compared to 2,760 as of December 31, 2017, primarily as a result of our acquisition of Jive.

Cost of Revenue and Operating Expenses

We allocate certain overhead expenses, such as rent and utilities, to expense categories primarily based on headcount allocation. As a result, an overhead allocation associated with these costs is reflected in the cost of revenue and each operating expense category.

Cost of Revenue.     Cost of revenue consists primarily of costs associated with our data center operations and customer support centers. Included in these costs are wages and benefits for personnel, telecommunications, hosting fees, hardware and software maintenance costs, outsourced customer support staffing costs, telecommunications product costs, and depreciation associated with our data centers. Additionally, amortization expense associated with the acquired software, technology and internally developed software to be sold as a service is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers are dependent on the number of customers who subscribe to our services and the complexity and redundancy of our services and hosting infrastructure.

Research and Development.     Research and development expenses consist primarily of wages and benefits for development personnel, retention-based bonus expense related to our acquisitions, facility expense, cloud computing services, consulting fees associated with outsourced development projects, travel-related costs for development personnel and depreciation of assets used in development. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. More than half of our research and development employees are located internationally in our development centers in Hungary, Germany, Canada, Israel and India. Therefore, a large portion of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized costs of $1.6 million, $29.8 million, and $31.4 million for the years ended December 31, 2016, 2017 and 2018, respectively, related to internally developed software to be sold as a service, which were incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will remain relatively constant as a percentage of revenue.

Sales and Marketing.     Sales and marketing expenses consist primarily of online search and advertising costs, wages, commissions and benefits for sales and marketing personnel, offline marketing costs such as media advertising and trade shows, consulting fees, credit card processing fees, facility expense and hardware and software maintenance costs. Online search and advertising costs consist primarily of pay-per-click payments to search engines and other online advertising media such as banner ads. Offline marketing costs include radio and print advertisements, as well as the costs to create and produce these advertisements, and tradeshows, including the costs of space at tradeshows and costs to design and construct tradeshow booths. Advertising costs are expensed as incurred. In order to continue to grow our business and awareness of our services, we expect that we will continue to invest in our sales and marketing efforts. We expect an increase in sales and marketing investments in 2019 which will increase sales and marketing expenses as a percentage of revenue compared to 2018.

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

Revenue Recognition — On January 1, 2018, we adopted Accounting Standard Update 2014-09, Revenue from Contracts with Customers, as amended, or ASC 606. ASC 606 replaces existing revenue recognition rules with a comprehensive revenue measurement and recognition standard and expanded disclosure requirements. See Note 2 of our Consolidated Financial Statements for additional information regarding ASC 606.

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

Revenue from our premium subscription services represents a single promise to provide continuous access (i.e., a stand-ready obligation) to our software solutions and their processing capabilities in the form of a service through one of our data centers. Our software cannot be run on another entity’s hardware and customers do not have the right to take possession of the software and use it on their own or another entity’s hardware. As each day of providing access to the software is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, we determined that our premium subscription services arrangements include a single performance obligation comprised of a series of distinct services. Revenue from our premium subscription services is recognized over time on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Subscription periods range from monthly to multi-year, are typically billed in advance and are non-cancelable.

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

Income Taxes — We are subject to federal, state, and foreign income taxes for jurisdictions in which we operate, and we use estimates in determining our provision for these income taxes. Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, we estimate deferred tax assets, current tax liabilities and deferred tax liabilities, and we assess temporary differences resulting from differing treatment of items for tax and accounting purposes. We assess the likelihood that deferred tax assets will be realized, and we recognize a valuation allowance if it is more likely than not that some portion of the deferred tax assets will not be recognized. This assessment requires judgment as to the likelihood and amounts of future taxable income by tax jurisdiction. As of December 31, 2017 and 2018, we maintained a full valuation allowance against the deferred tax assets of our Hungarian subsidiary, and we have maintained a partial valuation allowance against certain Massachusetts and California net operating loss carryforwards as we concluded it was not more likely than not that these deferred tax assets are realizable prior to expiration.

We evaluate our uncertain tax positions based on a determination of whether and how much of a tax benefit we have taken in our tax filings is more likely than not to be realized. Potential interest and penalties associated with any uncertain tax positions are recorded as a component of income tax expense. As of December 31, 2017 and 2018, other long-term liabilities on the consolidated balance sheets included $5.1 million and $4.8 million, respectively, for uncertain tax positions. Although we believe that our tax estimates are reasonable, the ultimate tax determination involves significant judgment that is subject to audit by tax authorities in the ordinary course of business.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the U.S. Tax Act, was signed into law, making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a U.S. federal corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of cumulative foreign earnings as of December 31, 2017. As a result of the U.S. Tax Act, we calculated our best estimation of its impact, and recognized a one-time mandatory transition tax of $14.8 million on cumulative foreign subsidiary earnings in the fourth quarter of 2017. In the year ending December 31, 2018, we finalized the estimate and recorded a $2.6 million tax benefit to decrease the one-time mandatory transition tax amount to $12.2 million.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to address the application of generally accepted accounting principles in the United States, or GAAP, in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Act. During the fourth quarter of 2018, we completed our analysis of the various provisions of the U.S. Tax Act and all adjustments to provisional amounts have been recorded to income tax expense.

Goodwill and Acquired Intangible Assets — We record goodwill as the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. We do not amortize goodwill, but instead perform an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. We operate as a single operating segment with one reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the company as a whole. As of November 30, 2018, our measurement date, the fair value of the company as a whole was substantially in excess of its carrying value. We routinely monitor our intangible assets for indicators of impairment. If an indicator exists, we compare the undiscounted expected future cash flows from the intangible asset to its carrying value. If the carrying value exceeds the undiscounted expected cash flows, we record an impairment based on the difference between the carrying value and determined fair value. Projected future cash flows are an estimate made by management which, based on their nature, include risks and uncertainties primarily related to acceptance of products in the marketplace. To the extent that estimates of cash flows do not come to fruition, future impairments of intangible assets may be required. No material impairments have been recorded through December 31, 2018.

We record intangible assets at their respective estimated fair values at the date of acquisition. Intangible assets are amortized based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives, which range up to eleven years.

Loss Contingencies — We have been involved in various legal claims and legal proceedings and may be subject to additional legal claims and proceedings in the future that arise in the ordinary course of business. We consider the likelihood of a loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We regularly evaluate current information available and consider the impact of negotiations, settlements, rulings, advice of legal counsel and updated information to determine whether such accruals should be adjusted, whether new accruals are required and whether to update our disclosures accordingly. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations, financial position and cash flows. See Note 12 to the Consolidated Financial Statements for a further discussion of litigation and contingencies as well as “Legal Proceedings” in Part I, Item 3.

Results of Consolidated Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue (dollar amounts in thousands):

	Years Ended December 31,
	2016		2017			2018
	Amount	Percent of Revenue	Amount	Percent of Revenue	Percent Change	Amount	Percent of Revenue	Percent Change
Revenue	$336,068	100%	$989,786	100%	195%	$1,203,992	100%	22%
Cost of revenue	45,501	14%	203,203	21%	347%	281,481	23%	39%
Gross profit	290,567	86%	786,583	79%	171%	922,511	77%	17%
Operating expenses
Research and development	57,193	17%	156,731	16%	174%	169,409	14%	8%
Sales and marketing	162,811	48%	346,961	35%	113%	382,997	32%	10%
General and administrative	60,693	18%	160,366	16%	164%	145,453	12%	(9)%
Gain on disposition of assets	—	0%	—	0%	0%	(33,910)	(3)%	(100)%
Amortization of acquired intangibles	5,457	2%	134,342	14%	2,362%	172,539	14%	28%
Total operating expenses	286,154	85%	798,400	81%	179%	836,488	69%	5%
Income (loss) from operations	$4,413	1%	$(11,817)	(1)%	(368)%	$86,023	7%	828%

	As of December 31,
	2016	2017	Percent Change	2018	Percent Change
Employees:
Cost of revenue	146	444	204%	707	59%
Research and development	441	1,031	134%	1,152	12%
Sales and marketing	400	927	132%	1,170	26%
General and administrative	137	358	161%	486	36%
Total headcount at end of period	1,124	2,760	146%	3,515	27%

On January 31, 2017, our Merger with the GoTo Business added over 1,600 employees and revenue increased to over $1 billion on an annualized basis. On April 3, 2018, our acquisition of Jive added approximately 700 employees and revenue of approximately $78 million since the acquisition date. Accordingly, the revenue and cost comparisons have all increased in 2018 compared to 2016 and 2017.

Years Ended December 31, 2017 and 2018

Revenue.     Revenue increased $214.2 million, or 22%, from $989.8 million for the year ended December 31, 2017 to $1.2 billion for the year ended December 31, 2018. This increase included the GoTo Business revenue for twelve months in the 2018 period versus eleven months in the 2017 period; revenue derived from the Jive business since the acquisition date on April 3, 2018 of approximately $78 million; and the effect of acquisition accounting on the fair value of acquired deferred revenue for the GoTo Business of $34.3 million and $3.0 million in the years ended December 31, 2017 and 2018, respectively, and $0.7 million for Jive for the year ended December 31, 2018. We continue to integrate Jive into our unified communications and collaboration business and we have begun selling new bundled product offerings. Given the convergence of our unified communications and collaboration products, we will not report Jive’s standalone results in 2019.

Cost of Revenue.     Cost of revenue increased $78.3 million, or 39%, from $203.2 million for the year ended December 31, 2017 to $281.5 million for the year ended December 31, 2018 and as a percentage of revenue was 21% and 23%, respectively. The increase in cost of revenue as a percentage of revenue includes an increase in amortization of acquired intangible assets from $48.7 million to $72.7 million for the years ended December 31, 2017 and 2018, respectively. This increase is primarily attributable to the acquired intangibles of the GoTo Business, as well as the inclusion of Jive since the April 2018 acquisition date which has also contributed to the increase as a percentage of revenue. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized. Cost of revenue for the years ended December 31, 2017 and 2018, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $52.3 million and $68.2 million, respectively; facility-related costs of $6.7 million and $7.7 million, respectively; depreciation, maintenance, and amortization of internally developed software of $34.8 million and $51.5 million, respectively; professional services expense of $12.8 million and $10.6 million, respectively; and data center, telecommunications and cloud computing service costs of $45.2 million and $54.7 million, respectively. Cost of revenue for the years ended December 31, 2017 and 2018 included $1.8 million and $2.2 million of royalty expense, respectively. Further, telecommunication product costs totaled $12.5 million for the year ended December 31, 2018. Included in personnel-related costs in both the years ended December 31, 2017 and 2018 is $5.2 million and $5.0 million, respectively, of stock-based compensation expense and $1.3 million and $0.9 million, respectively, of acquisition-related retention-based bonuses.

Research and Development Expenses.     Research and development expenses increased $12.7 million, or 8%, from $156.7 million for the year ended December 31, 2017 to $169.4 million for the year ended December 31, 2018, and as a percentage of revenue was 16% and 14%, respectively. Research and development expenses for the years ended December 31, 2017 and 2018, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $118.5 million and $127.5 million, respectively; facility-related costs of $12.0 million and $11.9 million, respectively; cloud computing services of $5.7 million and $8.7 million, respectively; depreciation and maintenance expense of $14.3 million and $15.6 million, respectively; and professional services expense of $4.9 million and $5.1 million, respectively. We capitalized $29.8 million and $31.4 million of personnel-related costs noted above during the years ended December 31, 2017 and 2018, respectively, for internally developed software to be sold as a service incurred during the application development stage. Also included in personnel-related costs in the years ended December 31, 2017 and 2018 is $22.1 million and $18.9 million, respectively, of stock-based compensation expense and $7.3 million and $6.1 million, respectively, of acquisition-related retention-based bonuses.

Sales and Marketing Expenses.      Sales and marketing expenses increased $36.0 million, or 10%, from $347.0 million for the year ended December 31, 2017 to $383.0 million for the year ended December 31, 2018, and as a percentage of revenue was 35% and 32%, respectively. We adopted ASC 606 on January 1, 2018 using the modified retrospective transition method which included the capitalization and amortization of incremental costs of obtaining contracts (commissions and related fringe benefits). For the year ended December 31, 2018, commissions expense was $37.7 million lower than it would have been under pre-ASC 606 accounting guidance. Sales and marketing expenses for the years ended December 31, 2017 and 2018, included personnel-related costs, including salary, commission, bonus, recruiting, relocation, travel, training, benefits and taxes of $170.6 million and $176.6 million, respectively; marketing costs of $119.5 million and $138.4 million, respectively; credit card transaction fees of $20.8 million and $22.9 million, respectively; facility-related costs of $15.5 million and $14.7 million, respectively; depreciation and maintenance expense of $14.4 million and $21.4 million, respectively; and professional services expense of $3.1 million and $8.7 million, respectively. Included in personnel-related costs in the years ended December 31, 2017 and 2018 is $16.2 million and $16.0 million, respectively, of stock-based compensation expense and $3.1 million and $2.3 million, respectively, of acquisition-related retention-based bonuses.

General and Administrative Expenses.     General and administrative expenses decreased $14.9 million, or 9%, from $160.4 million for the year ended December 31, 2017 to $145.5 million for the year ended December 31, 2018 and as a percentage of revenue was 16% and 12%, respectively. For the years ended December 31, 2017 and 2018, general and administrative expenses included acquisition-related costs of $48.2 million and $13.5 million, respectively, primarily related to transaction, transition and integration-related costs for the Merger in 2017 and the acquisition of Jive in 2018. General and administrative expenses for the years ended December 31, 2017 and 2018, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $73.4 million and $92.7 million, respectively; professional services of $20.9 million and $19.5 million, respectively; facility-related costs of $7.6 million and $8.7 million, respectively; and depreciation and maintenance expense of $6.5 million and $6.9 million, respectively. Included in personnel-related costs in the years ended December 31, 2017 and 2018 is $23.8 million and $25.9 million, respectively, of stock-based compensation expense.

Gain on Disposition of Assets. We recorded a gain on the disposition of assets of $33.9 million in the year ended December 31, 2018 related to the gain on the sale of our Xively business.

Amortization of Acquired Intangibles.     Amortization of acquired intangibles was $134.3 million and $172.5 million for the years ended December 31, 2017 and 2018, respectively. The increase was primarily related to the intangible assets acquired as a result of the Merger on January 31, 2017 and the acquisition of Jive on April 3, 2018. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized.

Interest Income.     Interest income was $1.4 million and $1.7 million for the years ended December 31, 2017 and 2018, respectively, and was primarily attributable to interest income earned on marketable securities and invested cash and cash equivalents.

Interest Expense.     Interest expense was $1.4 million and $6.3 million for the years ended December 31, 2017 and 2018, respectively, and was primarily associated with interest expense attributable to $200.0 million of borrowings under our credit facility used to partially fund Jive as well as the amortization of financing fees.

Other Income (Expense), Net.     Other income (expense), net was expense of $0.1 million and $0.6 million for the years ended December 31, 2017 and 2018, respectively, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the period.

Income Taxes.    We recorded a benefit from federal, state and foreign income taxes of $111.5 million on a loss before income taxes of $12.0 million and a provision of $6.4 million on profit before income taxes of $80.8 million for the years ended December 31, 2017 and 2018, respectively. In 2017, our effective tax rate was different than the U.S. federal statutory rate of 35% primarily due to the impact of the enactment of the U.S. Tax Act and the recording of excess tax benefits related to stock-based awards in 2017. In 2018, our effective tax rate was different than the U.S federal statutory rate of 21% primarily due to a realignment of some of our intellectual property amongst three of our entities (two wholly-owned foreign entities and the United States) and the recording of excess tax benefits related to stock-based awards in 2018 and due to profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which were subject to significantly lower tax rates than the U.S. federal statutory rate in both 2017 and 2018. In 2017 and 2018, we recorded a net benefit of $16.0 million and $7.3 million, respectively, related to excess tax benefits.

Net Income.    We recognized net income of $99.5 million and $74.4 million for the years ended December 31, 2017 and 2018, respectively.

Years Ended December 31, 2016 and 2017

Revenue.     Revenue increased $653.7 million, or 195%, from $336.1 million for the year ended December 31, 2016 to $989.8 million for the year ended December 31, 2017. This increase was primarily attributable to $617.3 million of revenue from the GoTo Business since the Merger closed on January 31, 2017.

Cost of Revenue.     Cost of revenue increased $157.7 million, or 347%, from $45.5 million for the year ended December 31, 2016 to $203.2 million for the year ended December 31, 2017 and as a percentage of revenue was 14% and 21%, respectively. Cost of revenue for the years ended December 31, 2016 and 2017, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $14.9 million and $52.3 million, respectively; facility-related costs of $2.2 million and $6.7 million, respectively; depreciation, maintenance, and amortization of internally developed software expense of $11.1 million and $34.8 million, respectively; costs from professional services expense of $1.9 million and $12.8 million, respectively; data center and telecommunications costs of $10.3 million and $45.2 million, respectively; and amortization of acquired intangible assets of $4.6 million and $48.7 million, respectively. Cost of revenue for the year ended December 31, 2017 also included royalty expense of $1.8 million. As of the Merger date, cost of revenue expense included an additional 326 employees. The increase in cost of revenue as a percentage of revenue is primarily attributable to the increase in amortization of intangible assets. Included in personnel-related costs in the years ended December 31, 2016 and 2017, is $2.3 million and $5.2 million, respectively, of stock-based compensation expense and $0.7 million and $1.3 million, respectively, of acquisition-related retention-based bonuses.

Research and Development Expenses.     Research and development expenses increased $99.5 million, or 174%, from $57.2 million for the year ended December 31, 2016 to $156.7 million for the year ended December 31, 2017 and as a percentage of revenue was 17% and 16%, respectively. Research and development expenses for the years ended December 31, 2016 and 2017, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $46.1 million and $118.5 million, respectively; facility-related costs of $4.8 million and $12.0 million, respectively; cloud computing services of $0.8 million and $5.7 million, respectively; depreciation and maintenance expense of $3.6 million and $14.3 million, respectively; and professional services expense of $2.2 million and $4.9 million, respectively. We capitalized $1.6 million and $29.8 million during the years ended December 31, 2016 and 2017, respectively, of costs related to internally developed software to be sold as a service incurred during the application development stage. As of the Merger date, research and development expense included an additional 647 employees. Included in personnel-related costs for the years ended December 31, 2016 and 2017 is $6.2 million and $22.1 million, respectively, of stock-based compensation expense and $5.9 million and $7.3 million, respectively, of acquisition-related retention-based bonuses.

Sales and Marketing Expenses.     Sales and marketing expenses increased $184.2 million, or 113%, from $162.8 million for the year ended December 31, 2016 to $347.0 million for the year ended December 31, 2017 and as a percentage of revenue was 48% and 35%, respectively. Sales and marketing expenses for the years ended December 31, 2016 and 2017, included personnel-related costs, including salary, commissions, bonus, recruiting, relocation, travel, training, benefits and taxes, of $85.6 million and $170.6 million, respectively; marketing costs of $48.2 million and $119.5 million, respectively; credit card transaction fees of $8.8 million and $20.8 million, respectively; facility-related costs of $8.8 million and $15.5 million, respectively; depreciation and maintenance expense of $8.1 million and $14.4 million, respectively; and professional services expense of $2.9 million and $3.1 million, respectively. As of the Merger date, sales and marketing expense included an additional 621 employees resulting from the Merger. Included in personnel-related costs in the years ended December 31, 2016 and 2017 is $16.2 million in both years of stock-based compensation expense and $1.5 million and $3.1 million, respectively, of acquisition-related retention-based bonuses.

General and Administrative Expenses.     General and administrative expenses increased $99.7 million, or 164%, from $60.7 million for the year ended December 31, 2016 to $160.4 million for the year ended December 31, 2017 and as a percentage of revenue was 18% and 16%, respectively. For the year ended December 31, 2017, general and administrative expenses included acquisition-related costs of $48.2 million primarily related to the Merger, consisting of $29.4 million in transaction, transition and integration-related costs, $12.8 million in integration-related severance costs and $5.0 million of retention-based bonuses. For the year ended December 31, 2016, general and administrative expenses included acquisition-related costs of $25.1 million primarily related to the Merger, as well as $8.2 million in retention-based bonuses related to our 2014 and 2015 acquisitions. General and administrative expenses for the years ended December 31, 2016 and 2017, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $31.4 million and $73.4 million, respectively; professional services expense of $7.1 million and $20.9 million, respectively; facility-related costs of $2.1 million and $7.6 million, respectively; and depreciation and maintenance expense of $2.0 million and $6.5 million, respectively. As of the Merger date, general and administrative expense included an additional 138 employees. Included in personnel-related costs in the years ended December 31, 2016 and 2017 is $13.7 million and $23.8 million, respectively, of stock-based compensation expense.

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

Income Taxes.    We recorded a provision for federal, state and foreign income taxes of $0.6 million on profit before income taxes of $3.2 million and a benefit of $111.5 million on a loss before income taxes of $12.0 million for the years ended December 31, 2016 and 2017, respectively. Our effective tax rate is different than the U.S. federal statutory rate of 35% primarily due to the impact of the enactment of the U.S. Tax Act and the recording of excess tax benefits related to stock-based awards in 2017 and due to profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which were subject to significantly lower tax rates than the U.S. federal statutory rate in both 2016 and 2017. As a result of the U.S. Tax Act, we recognized a one-time mandatory transition tax of $14.8 million on cumulative foreign subsidiary earnings, remeasured our U.S. deferred tax assets and liabilities, which resulted in a benefit from income taxes of $105.1 million, and reassessed the net realizability of our deferred tax assets and liabilities, which resulted in a tax provision of $4.7 million. Further, on January 1, 2017, we adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting (“ASU 2016-09”). Previously, excess tax benefits were recognized in additional paid-in capital on the consolidated balance sheet to the extent they reduced income taxes payable. Beginning in 2017, any excess tax benefits or shortfalls were recorded in the income tax provision upon vest or exercise. In 2017, we recorded a net benefit of $16.0 million related to excess tax benefits.

Net Income.    We recognized net income of $2.6 million and $99.5 million for the years ended December 31, 2016 and 2017, respectively.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2016	2017	2018
	(In thousands)
Net cash provided by operations	$92,315	$316,197	$404,039
Net cash provided by (used in) investing activities	7,490	(31,910)	(364,862)
Net cash provided by (used in) financing activities	(79,448)	(181,493)	(136,132)
Effect of exchange rate changes	(2,633)	8,080	(6,762)
Net increase in cash, cash equivalents and restricted cash	$17,724	$110,874	$(103,717)

At December 31, 2018, our principal source of liquidity was cash and cash equivalents totaling $148.7 million, of which $72.9 million was in the United States and $75.8 million was held by our international subsidiaries.

Cash Flows From Operating Activities

Net cash provided by operating activities was $92.3 million, $316.2 million and $404.0 million for the years ended December 31, 2016, 2017 and 2018, respectively.

Net cash inflows from operating activities during the year ended December 31, 2016 were mainly attributable to a $27.0 million increase in deferred revenue associated with upfront payments received from our customers, a $6.1 million increase in accounts payable, an $8.4 million increase in accrued expenses, and a $6.0 million decrease in prepaid expenses and other current assets, primarily due to $5.7 million in tax refunds received in the fourth quarter of 2016. These cash inflows were partially offset by a $10.2 million increase in accounts receivable. Accrued expenses and accounts payable included $6.2 million in acquisition-related professional fees, including transaction, transition, and integration-related fees and expenses. Additionally, included in net cash inflows from operating activities were add-backs of non-cash charges, including $38.4 million for stock-based compensation expense, $21.5 million for depreciation and amortization and $0.5 million for the change in fair value of the contingent consideration liability related to the acquisition of Marvasol, Inc. d/b/a “LastPass,” or LastPass, in October 2015, partially offset by $6.5 million related to excess tax benefits realized from stock-based awards and a $3.3 million benefit from deferred income taxes resulting from differing treatment of items for tax and accounting purposes.

Net cash inflows from operating activities during the year ended December 31, 2017 were mainly attributable to a $93.0 million increase in deferred revenue associated with upfront payments received from our customers, a $17.1 million increase in other long-term liabilities, and a $15.4 million increase in accrued liabilities. The increase in other long-term liabilities related to income tax provisions for the U.S. Tax Act of $12.5 million and uncertain tax positions of $3.6 million. These cash inflows were partially offset by a $22.8 million increase in prepaid expenses and other current assets, a $16.6 million increase in accounts receivable, and a $5.0 million decrease in accounts payable. The increase in prepaid expenses and other current assets was primarily due to an increase in prepaid taxes, partially offset by amortization of prepaid expenses. Accrued liabilities and accounts payable included $6.8 million in acquisition-related professional fees related to the Merger, including transaction, transition, and integration-related fees and expenses, and $1.8 million in retention-based bonus accruals related to our acquisitions of AuthAir, Inc., or AuthAir, and Nanorep Technologies Ltd., or Nanorep. Additionally, included in net cash inflows from operating activities were add-backs of non-cash charges, including $221.3 million for depreciation and amortization, $67.3 million for stock-based compensation expense and a $156.8 million benefit from deferred income taxes primarily attributable to the remeasurement of deferred tax assets and liabilities related to the U.S. Tax Act enacted in December 2017 and the amortization of intangible assets which cannot be deducted for tax purposes.

Net cash inflows from operating activities during the year ended December 31, 2018 were mainly attributable to a $35.4 million increase in deferred revenue associated with upfront payments received from our customers, a $26.8 million increase in accrued liabilities, $7.8 million from accounts receivable due to strong collections, an $11.1 million increase in accounts payable and a $4.0 million increase in other long-term liabilities. These cash inflows were partially offset by a $13.7 million increase in prepaid and other current assets primarily due to an increase in short-term deferred commissions partially offset by a decrease in prepaid taxes and a $16.6 million increase in other assets primarily due to an increase in long-term deferred commissions. The increase in deferred commissions is a result of the adoption of ASC 606 in 2018. The increase in accrued liabilities is primarily due to an increase in employee related accruals of $11.8 million and an increase in marketing program accruals of $7.0 million. Additionally, included in net cash inflows from operating activities were add-backs and reductions of non-cash charges, including $301.1 million for depreciation and amortization, $65.7 million for stock-based compensation expense, partially offset by a $57.5 million benefit from deferred income taxes primarily attributable to the amortization of intangible assets which cannot be deducted for tax purposes and $36.3 million for the gain on disposition of assets related to the divestiture of the Xively business excluding transaction costs.

Cash Flows From Investing Activities

Net cash provided by investing activities was $7.5 million for the year ended December 31, 2016 and net cash used in investing activities was $31.9 million and $364.9 million for the years ended December 31, 2017 and 2018, respectively.

Net cash provided by investing activities ended December 31, 2016 was primarily attributable to $29.1 million in net proceeds from maturities of marketable securities. These cash inflows were partially offset by purchases of $14.0 million in property and equipment related to the expansion and upgrade of our data center capacity, our internal IT infrastructure and our offices, $6.1 million related to the acquisition of AuthAir, and $1.6 million in intangible asset additions for capitalized costs related to internally developed software to be sold as a service which were incurred during the application development stage.

Net cash used in investing activities for the year ended December 31, 2017 was primarily attributable to purchases of $36.6 million in property and equipment related to our internal IT infrastructure, data centers and our offices, $29.7 million in intangible asset additions for capitalized costs related to internally developed software to be sold as a service which were incurred during the application development stage, and $22.3 million of net cash paid for acquisitions, including $43.2 million related to the Nanorep acquisition and $3.3 million related to the Merger with the GoTo Business, partially offset by $24.2 million of cash acquired from the Merger. These cash outflows were partially offset by $55.6 million in net proceeds from maturities and sales of marketable securities and $1.2 million for restricted cash acquired through acquisitions.

Net cash used in investing activities for the year ended December 31, 2018 was primarily attributable to the acquisition of Jive on April 3, 2018 for $342.1 million, net of cash acquired, $34.2 million in intangible asset additions for capitalized costs related to internally developed software to be sold as a service which were incurred during the application development stage, and purchases of $31.0 million in property and equipment related to our internal IT infrastructure, data centers, and our offices. These cash outflows were partially offset by $42.4 million of proceeds received from the divestiture of the Xively business.

Cash Flows From Financing Activities

Net cash used in financing activities was $79.4 million, $181.5 million and $136.1 million for the years ended December 31, 2016, 2017 and 2018 respectively.

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

Net cash used in financing activities for the year ended December 31, 2017 related to $69.2 million of treasury stock purchases pursuant to our share repurchase program, dividend payments to our stockholders of $52.3 million including a special cash dividend of $12.8 million related to the Merger with the GoTo Business, the payment of $34.5 million for payroll withholding taxes related to vesting of restricted stock units, the repayment of $30.0 million of borrowings under our credit facility and the payment of $2.0 million in deferred financing costs associated with the credit facility. These payments were partially offset by $6.5 million in proceeds received from the issuance of common stock upon exercise of stock options.

Net cash used in financing activities for the year ended December 31, 2018 was attributable to the purchase of $247.1 million of treasury stock pursuant to our share repurchase program, dividend payments to our stockholders of $62.2 million, and the payment of $30.6 million for payroll withholding taxes related to vesting of restricted stock units. These payments were partially offset by $200.0 million of borrowings under our credit facility which was drawn on April 2, 2018 in order to partially fund our acquisition of Jive, as well as $3.8 million in proceeds received from the issuance of common stock upon exercise of stock options.

We have available a multi-currency credit facility with a syndicate of banks, financial institutions and other lending entities that provides for a secured revolving line of credit of up to $400 million, which may be increased by an additional $200 million subject to further commitment from the lenders. The credit facility matures on February 1, 2022 and includes certain financial covenants with which we must comply. We expect to use the credit facility for general corporate purposes, including the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital (see Note 15 to our Consolidated Financial Statements for additional details). As of December 31, 2018, we had $200.0 million of outstanding borrowings under the credit facility.

Future Expectations

At December 31, 2018, cash and cash equivalents totaled $148.7 million, of which $72.9 million was held in the United States and $75.8 million was held by our international subsidiaries. We believe that our current cash and cash equivalents, together with cash generated from operations and our credit facility, will be sufficient to meet our ongoing operations working capital and capital expenditure requirements.

We have been purchasing shares of our common stock since 2013 pursuant to share repurchase programs approved by our Board of Directors. On February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we intend to return to stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. As of December 31, 2018, $318.2 million in share repurchases and $101.7 million in cash dividend payments to our stockholders have been made under this $700 million capital return plan, and $280.1 million remained. We expect to continue to repurchase shares in 2019 and on February 14, 2019, we announced a $0.325 per share cash dividend to be paid on March 12, 2019 to stockholders of record as of February 25, 2019, totaling approximately $16.5 million. Our Board of Directors will continue to review this capital return plan for potential modifications based on our financial performance, business outlook and other considerations. Our ability to repurchase our shares and/or pay cash dividends to our stockholders is subject to our having sufficient cash available and our maintaining compliance with our credit facility covenants.

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
•

“Non-GAAP operating income,” which we define as GAAP net income (loss) from operations adding back the impact of the fair value acquisition accounting adjustment on acquired deferred revenue, acquisition-related costs and amortization, litigation-related expense, stock-based compensation expense, restructuring charges and gain on disposition of assets, as well as including amortization expense for acquired company internally capitalized software development costs adjusted in acquisition accounting;

•	“EBITDA,” which we define as GAAP net income (loss) excluding interest and other expense, net, income taxes and depreciation and amortization expenses;
•

“Adjusted EBITDA,” which we define as EBITDA adding back the impact of the fair value acquisition accounting adjustment on acquired deferred revenue, acquisition-related costs, litigation-related expense, stock-based compensation expense, restructuring charges and gain on disposition of assets, as well as including amortization expense for acquired internally developed capitalized software development costs adjusted in acquisition accounting;

•	Non-GAAP other income (expense), net, which we define as GAAP other income (expense), net excluding non-cash cumulative translation adjustment gains and losses;
•

“Non-GAAP provision for (benefit from) income taxes,” which we define as GAAP provision for (benefit from) income taxes excluding the tax impact from the fair value adjustment on acquired deferred revenue, acquisition-related costs and amortization, litigation-related expense, stock-based compensation expense, restructuring charges, gain on disposition of assets, the tax impact related to the enactment of the U.S. Tax Act, and discrete integration-related tax items, and including the tax impact of amortization expense for acquired internally capitalized software development costs adjusted in acquisition accounting;

•

“Non-GAAP net income,” which we define as GAAP net income (loss) excluding the adjustments noted in non-GAAP operating income, non-GAAP other income (expense), net, and non-GAAP provision for incomes taxes above; and

•	“Non-GAAP net income per diluted share,” which we define as non-GAAP net income divided by fully-diluted weighted average shares outstanding.

The revenue and expense items described below are excluded from our GAAP results to arrive at our non-GAAP measures, as outlined above:

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
•

Restructuring charges include one-time employee termination benefits and excess facility and other costs resulting from reductions of personnel driven by modifications to our business strategy. These costs may vary in size based on our restructuring plan.

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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows (in thousands, except per share data):

	Years Ended December 31,
	2016	2017	2018
	(in thousands)
GAAP Revenue	$336,068	$989,786	$1,203,992
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	—	34,314	3,718
Non-GAAP Revenue	$336,068	$1,024,100	$1,207,710

	Years Ended December 31,
	2016	2017	2018
	(In thousands, except per share data)
GAAP Net income (loss) from operations	$4,413	$(11,817)	$86,023
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	—	34,314	3,718
Stock-based compensation expense	38,350	67,292	65,734
Acquisition related costs	25,063	59,802	22,880
Litigation related expenses	148	2,348	584
Amortization of acquired intangibles	10,061	183,018	245,244
Less:
Gain on disposition of assets	—	—	(33,910)
Effect of acquisition accounting on internally capitalized software development costs	—	(20,092)	(8,385)
Non-GAAP Operating income	78,035	314,865	381,888
Interest and other expense, net	(1,205)	(160)	(5,227)
Non-GAAP Income before income taxes	76,830	314,705	376,661
Non-GAAP Provision for income taxes(1)	(23,825)	(95,513)	(93,637)
Non-GAAP Net income	$53,005	$219,192	$283,024
GAAP Net income per diluted share	$0.10	$1.93	$1.42
Non-GAAP Net income per diluted share	$2.03	$4.26	$5.39
Weighted average shares outstanding, diluted	26,164	51,463	52,496

(1)

The non-GAAP provision for income taxes excludes a net tax benefit of $85.6 million for the year ended December 31, 2017 related to the U.S. Tax Act and a net tax benefit of $11.1 million for the year ended December 31, 2018 related to the realignment of some of our intellectual property.

	Years Ended December 31,
	2016	2017	2018
	(in thousands)
GAAP Net income (loss)	$2,638	$99,523	$74,371
Add Back:
Interest and other expense, net	1,205	160	5,227
Income tax provision (benefit)	570	(111,500)	6,425
Amortization of acquired intangibles	10,061	183,018	245,244
Depreciation and amortization expense	11,444	38,303	55,827
EBITDA	25,918	209,504	387,094
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	—	34,314	3,718
Stock-based compensation expense	38,350	67,292	65,734
Gain on disposition of assets	—	—	(33,910)
Acquisition related costs	25,063	59,802	22,880
Litigation related expenses	148	2,348	584
Adjusted EBITDA	$89,479	$373,260	$446,100

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)(1)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating and capital lease obligations	$153,742	$23,969	$46,332	$35,151	$48,290
Credit facility	200,000	—	—	200,000	—
Other purchase obligations	44,950	33,254	11,696	—	—
Total	$398,692	$57,223	$58,028	$235,151	$48,290

(1)	Excluded from the table above is $4.8 million related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.
(2)

The credit facility matures in February 2022, when all amounts outstanding will be due and payable. Excluded from the table above are the quarterly commitment fees on the undrawn portion that range from 0.15% to 0.30% per annum and interest payable on any outstanding borrowings based upon our total leverage ratio.

The commitments in the table above consist of lease payments for our corporate headquarters located in Boston, Massachusetts, our other United States locations, and our international locations (see Note 12 to the Consolidated Financial Statements).

Our purchase orders represent authorizations to purchase rather than binding agreements and therefore are not included in the table above. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without significant penalty are not included in the table above.

As of December 31, 2018, we had letters of credit and bank guarantees of $8.7 million (of which $1.8 million is collateralized and is classified as restricted cash), primarily related to our corporate headquarters in Boston, Massachusetts.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Risk.     Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as our non-U.S. sales are recorded by our subsidiaries located in Ireland, the United Kingdom, Australia, Canada, Brazil and Mexico and as we incur significant operating expenses in our foreign subsidiaries including our research and development facilities in Hungary, Germany, and Canada and our sales and marketing operations in Ireland, Germany, the United Kingdom and Australia. For the years ended December 31, 2016, 2017 and 2018, approximately 29%, 24% and 22%, respectively, of our revenues were generated by customers outside of the United States and approximately 20%, 21% and 22%, respectively, of our operating expenses occurred in our international operations.

Currently, our largest exposure to foreign currency exchange rate risk relates to the Euro, British Pound, Israeli Shekel, Hungarian Forint, the Brazilian Real and the Canadian Dollar. To date, changes in foreign currency exchange rates have not had a material impact on our operations, and we estimate that a change of 10% or less in foreign currency exchange rates would not materially affect our operations.

As of December 31, 2017 and 2018, we had outstanding forward contracts with notional amounts equivalent to the following (in thousands):

	December 31,
Currency Hedged	2017	2018
Euro / Canadian Dollar	$556	$537
Euro / U.S. Dollar	4,208	5,203
Euro / British Pound	5,926	3,809
British Pound / U.S. Dollar	—	563
Israeli Shekel / Hungarian Forint	8,008	—
U.S. Dollar / Canadian Dollar	—	4,504
Total	$18,698	$14,616

Net realized and unrealized foreign currency gains and losses were net losses of $0.5 million, $0.1 million and $0.6 million for the years ended December 31, 2016, 2017 and 2018, respectively, which are included in other income (expense), net in the consolidated statements of operations. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in foreign currency gains and losses was a net loss of $0.3 million for the year ended December 31, 2017 and a net gain of $0.5 million for the year ended December 31, 2018. We did not enter into any forward contracts in 2016.

At December 31, 2018, cash and cash equivalents totaled $148.7 million, of which $72.9 million was held in the United States and $75.8 million was held by our international subsidiaries. Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. Our consolidated cash balances were impacted unfavorably by $2.6 million and $6.8 million in 2016 and 2018, respectively, and favorably by $8.3 million in 2017 due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro.

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

Interest expense on borrowings under our credit facility is sensitive to changes in interest rates. As of December 31, 2018, we had $200.0 million outstanding under our variable-rate credit facility. Interest rates on this loan will be adjusted at each rollover date to the extent such amounts are not repaid. As of December 31, 2018, the annual rate on the loan was 3.688%. If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $2.0 million. This hypothetical change in cash flows and earnings has been calculated based on borrowings outstanding at December 31, 2018 and a 100 basis point per annum change in interest rate applied over a one-year period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LogMeIn, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of LogMeIn, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LogMeIn, Inc. and subsidiaries (the "Company") as of December 31, 2017 and 2018, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2019, expressed an unqualified opinion on the Company's internal control over financial reporting.

Changes in Accounting Principles

As discussed in Note 9 to the consolidated financial statements, the Company adopted Accounting Standards Update 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, using the modified retrospective adoption method on January 1, 2017.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers, Topic 606, using the modified retrospective adoption method on January 1, 2018.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/    Deloitte & Touche LLP

Boston, Massachusetts

February 21, 2019

We have served as the Company’s auditor since 2004.

LogMeIn, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2017	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$252,402	$148,652
Accounts receivable (net of allowances of $2,031 and $2,785 as of December 31, 2017 and 2018, respectively)	93,949	95,354
Prepaid expenses and other current assets	52,473	83,887
Total current assets	398,824	327,893
Property and equipment, net	92,154	98,238
Restricted cash, net of current portion	1,795	1,840
Intangibles, net	1,149,597	1,059,988
Goodwill	2,208,725	2,400,390
Other assets	6,483	41,545
Deferred tax assets	530	6,059
Total assets	$3,858,108	$3,935,953
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$22,232	$35,447
Accrued liabilities	82,426	119,379
Deferred revenue, current portion	340,570	369,780
Total current liabilities	445,228	524,606
Long-term debt	—	200,000
Deferred revenue, net of current portion	6,735	9,518
Deferred tax liabilities	221,407	201,212
Other long-term liabilities	20,997	25,929
Total liabilities	694,367	961,265
Commitments and contingencies (Note 12)
Preferred stock, $0.01 par value — 5,000 shares authorized, 0 shares outstanding as of December 31, 2017 and December 31, 2018, respectively
Equity:
Common stock, $0.01 par value—150,000 shares authorized; 56,043 and 56,703 shares issued; and 52,564 and 50,692 outstanding as of December 31, 2017 and December 31, 2018, respectively	560	567
Additional paid-in capital	3,276,891	3,316,603
Retained earnings (accumulated deficit)	50,445	84,043
Accumulated other comprehensive income (loss)	15,570	2,133
Treasury stock, at cost—3,479 and 6,011 shares as of December 31, 2017 and December 31, 2018, respectively	(179,725)	(428,658)
Total equity	3,163,741	2,974,688
Total liabilities and equity	$3,858,108	$3,935,953

See Notes to Consolidated Financial Statements.

LogMeIn, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2016	2017	2018
Revenue	$336,068	$989,786	$1,203,992
Cost of revenue	45,501	203,203	281,481
Gross profit	290,567	786,583	922,511
Operating expenses:
Research and development	57,193	156,731	169,409
Sales and marketing	162,811	346,961	382,997
General and administrative	60,693	160,366	145,453
Gain on disposition of assets	—	—	(33,910)
Amortization of acquired intangibles	5,457	134,342	172,539
Total operating expenses	286,154	798,400	836,488
Income (loss) from operations	4,413	(11,817)	86,023
Interest income	698	1,389	1,671
Interest expense	(1,403)	(1,408)	(6,342)
Other income (expense), net	(500)	(141)	(556)
Income (loss) before income taxes	3,208	(11,977)	80,796
(Provision for) benefit from income taxes	(570)	111,500	(6,425)
Net income (loss)	$2,638	$99,523	$74,371
Net income (loss) per share:
Basic	$0.10	$1.97	$1.44
Diluted	$0.10	$1.93	$1.42
Weighted average shares outstanding:
Basic	25,305	50,433	51,814
Diluted	26,164	51,463	52,496
Cash dividends declared and paid per share	$1.00	$1.25	$1.20

See Notes to Consolidated Financial Statements.

LogMeIn, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2016	2017	2018
Net income (loss)	$2,638	$99,523	$74,371
Other comprehensive gain (loss):
Net unrealized gains on marketable securities, (net of tax provision of $6 and $9 for the years ended December 31, 2016 and 2017, respectively)	11	16	—
Net translation gains (losses)	(1,413)	22,172	(13,437)
Total other comprehensive gain (loss)	(1,402)	22,188	(13,437)
Comprehensive income (loss)	$1,236	$121,711	$60,934

See Notes to Consolidated Financial Statements.

LogMeIn, Inc.

Consolidated Statements of Equity

(In thousands)

	Common Stock			Retained	Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2016	25,130	$275	$276,793	$21,074	$(5,216)	$(85,115)	$207,811
Issuance of common stock upon exercise of stock options	409	4	11,749	—	—	—	11,753
Net issuance of common stock upon vesting of restricted stock units	456	5	(14,450)	—	—	—	(14,445)
Excess tax benefits realized from stock-based awards	—	—	2,258	—	—	—	2,258
Stock-based compensation	—	—	38,350	—	—	—	38,350
Treasury stock	(443)	—	—	—	—	(25,381)	(25,381)
Dividends on common stock	—	—	—	(25,466)	—	—	(25,466)
Net income	—	—	—	2,638	—	—	2,638
Unrealized gain on available-for-sale securities	—	—	—	—	11	—	11
Cumulative translation adjustments	—	—	—	—	(1,413)	—	(1,413)
Balance at December 31, 2016	25,552	$284	$314,700	$(1,754)	$(6,618)	$(110,496)	$196,116
Issuance of common stock upon exercise of stock options	181	2	6,509	—	—	—	6,511
Net issuance of common stock upon vesting of restricted stock units	589	5	(35,250)	—	—	—	(35,245)
Shares issued as Merger purchase consideration	26,868	269	2,904,218	—	—	—	2,904,487
Restricted stock units issued as Merger purchase consideration	—	—	16,692	—	—	—	16,692
Stock-based compensation	—	—	67,292	—	—	—	67,292
Treasury stock	(626)	—	—	—	—	(69,229)	(69,229)
Dividends on common stock	—	—	—	(52,269)	—	—	(52,269)
Adoption of ASU 2016-16	—	—	—	82	—	—	82
Adoption of ASU 2016-09	—	—	2,730	4,863	—	—	7,593
Net income	—	—	—	99,523	—	—	99,523
Unrealized gain on available-for-sale securities	—	—	—	—	16	—	16
Cumulative translation adjustments	—	—	—	—	22,172	—	22,172
Balance at December 31, 2017	52,564	$560	$3,276,891	$50,445	$15,570	$(179,725)	$3,163,741
Issuance of common stock upon exercise of stock options	126	1	3,830	—	—	—	3,831
Net issuance of common stock upon vesting of restricted stock units	534	6	(29,852)	—	—	—	(29,846)
Stock-based compensation	—	—	65,734	—	—	—	65,734
Treasury stock	(2,532)	—	—	—	—	(248,933)	(248,933)
Dividends on common stock	—	—	—	(62,202)	—	—	(62,202)
Adoption of ASC 606	—	—	—	21,429	—	—	21,429
Net income	—	—	—	74,371	—	—	74,371
Cumulative translation adjustments	—	—	—	—	(13,437)	—	(13,437)
Balance at December 31, 2018	50,692	$567	$3,316,603	$84,043	$2,133	$(428,658)	$2,974,688

See Notes to Consolidated Financial Statements.

LogMeIn, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2016	2017	2018
Cash flows from operating activities
Net income	$2,638	$99,523	$74,371
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	38,350	67,292	65,734
Depreciation and amortization	21,505	221,321	301,071
Gain on disposition of assets, excluding transaction costs	—	—	(36,281)
Benefit from deferred income taxes	(3,304)	(156,831)	(57,456)
Excess tax benefits realized from stock-based awards	(6,467)	—	—
Other, net	1,275	2,266	1,771
Changes in assets and liabilities, excluding effect of acquisitions:
Accounts receivable	(10,214)	(16,618)	7,751
Prepaid expenses and other current assets	5,996	(22,819)	(13,671)
Other assets	1,490	1,569	(16,596)
Accounts payable	6,149	(5,004)	11,104
Accrued liabilities	8,353	15,354	26,811
Deferred revenue	26,953	93,036	35,416
Other long-term liabilities	(409)	17,108	4,014
Net cash provided by operating activities	92,315	316,197	404,039
Cash flows from investing activities
Purchases of marketable securities	(35,609)	—	—
Proceeds from sale or disposal or maturity of marketable securities	64,756	55,598	—
Purchases of property and equipment	(14,015)	(36,635)	(30,965)
Intangible asset additions	(1,559)	(29,706)	(34,219)
Cash paid for acquisition, net of cash acquired	(6,083)	(22,348)	(342,072)
Restricted cash acquired through acquisitions	—	1,181	—
Proceeds from disposition of assets	—	—	42,394
Net cash provided by (used in) investing activities	7,490	(31,910)	(364,862)
Cash flows from financing activities
Borrowings under credit facility	—	—	200,000
Repayments under credit facility	(30,000)	(30,000)	—
Proceeds from issuance of common stock upon option exercises	11,753	6,511	3,831
Excess tax benefits realized from stock-based awards	6,467	—	—
Payments of withholding taxes in connection with restricted stock unit vesting	(14,445)	(34,474)	(30,617)
Payment of debt issuance costs	(346)	(2,032)	—
Payment of contingent consideration	(2,030)	—	—
Dividends paid on common stock	(25,466)	(52,269)	(62,202)
Purchase of treasury stock	(25,381)	(69,229)	(247,144)
Net cash provided by (used in) financing activities	(79,448)	(181,493)	(136,132)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,633)	8,080	(6,762)
Net increase (decrease) in cash, cash equivalents and restricted cash	17,724	110,874	(103,717)
Cash, cash equivalents and restricted cash, beginning of period	125,611	143,335	254,209
Cash, cash equivalents and restricted cash, end of period	$143,335	$254,209	$150,492
Supplemental disclosure of cash flow information
Cash paid for interest on borrowings	$937	$201	$4,734
Cash paid (refunds received) for income taxes	$(5,439)	$55,730	$48,244
Noncash investing and financing activities
Purchase consideration of the GoTo Business paid in equity	$—	$2,921,179	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$1,023	$3,522	$9,109
Purchases of treasury stock included in accrued liabilities	$—	$—	$1,789
Withholding taxes in connection with restricted stock unit vesting in accrued liabilities	$—	$771	$—

See Notes to Consolidated Financial Statements.

LogMeIn, Inc.

Notes to Consolidated Financial Statements

1.	Nature of the Business

LogMeIn, Inc., which is referred to herein as LogMeIn or the Company, provides a portfolio of cloud-based unified communications and collaboration, identity and access management, and customer engagement and support solutions designed to simplify how people connect with each other and the world around them to drive meaningful interactions, deepen relationships, and create better outcomes for individuals and businesses. The Company is headquartered in Boston, Massachusetts with additional locations in North America, South America, Europe, Asia and Australia.

On January 31, 2017, the Company completed a merger with a wholly-owned subsidiary of Citrix Systems, Inc., or Citrix, pursuant to which the Company combined with Citrix’s GoTo family of service offerings known as the GoTo Business, in a Reverse Morris Trust transaction which is referred to herein as the Merger. On April 3, 2018, the Company completed its acquisition of Jive Communications, Inc., or Jive, a provider of cloud-based phone systems and unified communications services. For additional information regarding the Jive acquisition and the Merger, see Note 4 to the Consolidated Financial Statements.

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

Recently Adopted Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board, or FASB, issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, referred to herein as ASU 2017-04, which simplifies the accounting for goodwill impairments by eliminating step two from the goodwill impairment test. Instead, if the carrying amount of a reporting unit exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, limited to the total amount of goodwill allocated to that reporting unit. ASU 2017-04 also clarifies the requirements for excluding and allocating foreign currency translation adjustments to reporting units related to an entity’s testing of reporting units for goodwill impairment, and that an entity should consider income tax effects from any tax-deductible goodwill on the carrying amount of the reporting unit when measuring the goodwill impairment loss, if applicable. The guidance is effective for annual reporting periods beginning after January 1, 2020 and interim periods within those fiscal years. The Company elected to early adopt this standard as of April 1, 2018. The adoption of this guidance did not have a material impact on the Company’s consolidated results of operations, financial position or cash flows.

On January 1, 2018, the Company adopted ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB’s EITF), referred to herein as ASU 2016-18, which requires restricted cash to be included with cash and cash equivalents when reconciling the beginning and ending amounts on the statement of cash flows. The adoption of ASU 2016-18 impacted the presentation of the consolidated statement of cash flows with the inclusion of restricted cash for each of the presented periods.

Cash and cash equivalents subject to contractual restrictions and not readily available for use are classified as restricted cash. The Company’s restricted cash balances are primarily made up of cash posted as collateral for its worldwide facility leases. The following table provides a reconciliation of cash, cash equivalents and restricted cash as reported in the consolidated balance sheets, to the total of the amounts reported in the consolidated statements of cash flows included herein (in thousands):

	December 31,
	2015	2016	2017	2018
Cash and cash equivalents	$123,143	$140,756	$252,402	$148,652
Restricted cash, current, included in prepaid expenses and other current assets	—	98	12	—
Restricted cash, net of current portion	2,468	2,481	1,795	1,840
Cash, cash equivalents and restricted cash	$125,611	$143,335	$254,209	$150,492

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

Revenue recognition from the Company’s primary revenue streams remained substantially unchanged following adoption of ASC 606 and therefore did not have a material impact on its revenues. The Company also considered the impact of ASC 606 subtopic ASC 340-40. Prior to the adoption of ASC 606, the Company expensed commission costs and related fringe benefits as incurred. Under ASC 340-40, the Company is required to capitalize and amortize incremental costs of obtaining a contract, such as sales commissions and related fringe benefits, over the period of benefit, which the Company has calculated to be three years. Incremental costs of obtaining a contract are recognized as an asset if the costs are expected to be recovered. The period of benefit was determined based on an average customer contract term, technology changes, and the company’s ability to retain customers. Sales commissions for renewal contracts are deferred and amortized on a straight-line basis over the related contractual renewal period. Amortization expense is included in sales and marketing expense on the consolidated statements of operations.

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

The following tables summarize the impact of adopting ASC 606 on the Company’s Consolidated Financial Statements during the year ended December 31, 2018 (in thousands, except per share data):

	December 31, 2018
	As Reported	Adjustments	Balance Without Adoption of ASC 606
Consolidated Balance Sheet
Assets
Prepaid expenses and other current assets	$83,887	$(33,675)	$50,212
Other assets	41,545	(31,181)	10,364
Liabilities
Deferred tax liabilities	$201,212	$(15,429)	$185,783
Equity
Retained earnings (accumulated deficit)	$84,043	$(49,427)	$34,616

	Year Ended December 31, 2018
	As Reported	Adjustments	Balance Without Adoption of ASC 606
Consolidated Statement of Operations
Sales and marketing	$382,997	$37,734	$420,731
(Provision for) benefit from income taxes	$(6,425)	$9,016	$2,591
Net income (loss)	$74,371	$(28,718)	$45,653
Net income (loss) per share:
Basic	$1.44	$(0.55)	$0.88
Diluted	$1.42	$(0.55)	$0.87

The adoption of ASC 606 did not affect the Company's reported total amounts of cash flows from operating, investing or financing activities in its consolidated statements of cash flows.

Costs to Obtain and Fulfill a Contract — The Company’s incremental costs of obtaining a contract consist of sales commissions and their related fringe benefits. Sales commissions and fringe benefits paid on renewals are not commensurate with sales commissions paid on the initial contract, but they are commensurate with each other. Sales commissions and fringe benefits are deferred and amortized on a straight-line basis over the period of benefit, which the Company has estimated to be three to four years, for initial contracts and amortized over the renewal period for renewal contracts, typically one year. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and the Company’s ability to retain customers. Deferred commissions are classified as current or noncurrent assets based on the timing the expense will be recognized. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and other assets, respectively, in the Company’s consolidated balance sheets. As of December 31, 2018, the Company had $33.7 million of current deferred commissions and $31.2 million of noncurrent deferred commissions. Commissions expense is primarily included in sales and marketing expense on the consolidated statements of operations. The Company had amortization expense of $20.6 million related to deferred commissions during the year ended December 31, 2018. Other costs incurred to fulfill contracts have been immaterial to date.

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

The Company’s revenue by geography (based on customer address) is as follows (in thousands):

	Years Ended December 31,
	2016	2017	2018
Revenues:
United States	$240,469	$755,220	$933,135
United Kingdom	25,738	51,328	55,799
International — all other	69,861	183,238	215,058
Total revenue	$336,068	$989,786	$1,203,992

The Company’s revenue by product grouping is as follows (in thousands):

	Years Ended December 31,
	2016	2017	2018
Revenues:
Unified communications and collaboration	$40,616	$527,412	$672,339
Identity and access management	196,952	289,181	353,887
Customer engagement and support	98,500	173,193	177,766
Total revenue	$336,068	$989,786	$1,203,992

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

As each day of providing access to the software is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, the Company has determined that its premium subscription services arrangements include a single performance obligation comprised of a series of distinct services. Revenue from the Company’s premium subscription services is recognized over time on a ratable basis over the contract term beginning on the date that the Company’s service is made available to the customer. Subscription periods range from monthly to multi-year, are typically billed in advance and are non-cancelable.

Audio Services — Revenue from the Company’s audio services represent a single promise to stand-ready to provide access to the Company’s platform. As each day of providing audio services is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, the Company has determined that its audio services arrangements include a single performance obligation comprised of a series of distinct services. These audio services may include fixed consideration, variable consideration or a combination of the two. Variable consideration in these arrangements is typically a function of the corresponding rate per minute. The Company allocates the variable amount to each distinct service period within the series and recognizes revenue as each distinct service period is performed (i.e., recognized as incurred).

Accounts Receivable, Net — Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $5.1 million and $5.4 million are included in this balance at December 31, 2017 and 2018, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time.

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

Activity in the provision for bad debt accounts was as follows for the years ended December 31, 2016, 2017 and 2018 (in thousands):

	December 31,
	2016	2017	2018
Balance beginning of period	$274	$245	$631
Provision for bad debt	37	614	1,206
Uncollectible accounts written off	(66)	(228)	(1,269)
Balance end of period	$245	$631	$568

As of December 31, 2017 and 2018, the Company also had a sales returns allowance of $1.4 million and $2.2 million, respectively. Additions to the provision for sales returns are charged against revenues. For the years ended December 31, 2017 and 2018, the provision for sales returns was $4.1 million and $3.9 million and write-offs were $2.7 million and $3.1 million, respectively.

Contract Assets and Contract Liabilities — Contract assets and contract liabilities (deferred revenue) are reported net at the contract level for each reporting period.

Contract Assets — Contract assets primarily relate to unbilled amounts typically resulting from sales contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. The contract assets are transferred to accounts receivable when the rights become unconditional. The Company had no contract assets as of December 31, 2017 and $2.3 million of contract assets as of December 31, 2018, of which $1.3 million is included in prepaid and other current assets and $1.0 million is included in other assets.

Contract Liabilities (Deferred Revenue) — Deferred revenue primarily consists of billings and payments received in advance of revenue recognition. The Company primarily bills and collects payments from customers for its services in advance on a monthly and annual basis. The Company initially records subscription fees as deferred revenue and then recognizes revenue as performance obligations are satisfied over the subscription period. Typically, subscriptions automatically renew at the end of the subscription period unless the customer specifically terminates it prior to the end of the period. Deferred revenue to be recognized within the next twelve months is included in current deferred revenue, and the remaining amount is included in long-term deferred revenue in the consolidated balance sheets.

For the year ended December 31, 2018, revenue recognized related to deferred revenue at January 1, 2018 was approximately $341 million. As of December 31, 2018, approximately $527 million of revenue is expected to be recognized from remaining performance obligations, including backlog, primarily over the next two years.

Changes in contract balances for the year ended December 31, 2018 are as follows (in thousands):

	Deferred Revenue
	Current	Non- Current	Total
Balance as of January 1, 2018	$340,570	$6,735	$347,305
Increase (decrease), net	29,210	2,783	31,993
Balance as of December 31, 2018	$369,780	$9,518	$379,298

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

As of December 31, 2017 and 2018, no customers accounted for more than 10% of accounts receivable and there were no customers that represented 10% or more of revenue for the years ended December 31, 2016, 2017 and 2018.

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

The Company’s long-lived assets by geography are as follows (in thousands):

	December 31,
	2017	2018
Long-lived assets:
United States	$78,342	$75,161
International	13,812	23,077
Total long-lived assets	$92,154	$98,238

Marketable Securities — The Company’s marketable securities are classified as available-for-sale and are carried at fair value with the unrealized gains and losses, net of tax, reported as a component of accumulated other comprehensive loss in equity. Realized gains and losses and declines in value judged to be other than temporary are included as a component of earnings based on the specific identification method. Fair value is determined based on quoted market prices. The Company did not have any marketable securities as of December 31, 2017 or 2018.

Restricted Cash — In April 2012, the Company entered into a lease for its corporate headquarters located in Boston, Massachusetts. The lease required a security deposit of $3.3 million in the form of an irrevocable standby letter of credit which was collateralized by a bank deposit in the amount of $3.5 million or 105 percent of the security deposit in accordance with the lease, which was classified as restricted cash. In 2015 and 2017, $1.5 million and $2.0 million, respectively, of the security deposit was returned to the Company due to a planned decrease in the security deposit obligation. In addition, the Company has made security deposits for various other leased facilities, which are also classified as restricted cash. As of December 31, 2017 and 2018, restricted cash totaled $1.8 million.

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

Buildings	30 years
Site and building improvements	5 — 10 years
Computer equipment	2 — 3 years
Software	2 — 5 years
Office equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of November 30, 2018, the Company’s measurement date, the fair value of the Company as a whole exceeded the carrying amount of the Company. Through December 31, 2018, no impairments have occurred.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through December 31, 2018, the Company recorded no material impairments.

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

As of December 31, 2017 and 2018, the Company had outstanding forward contracts with notional amounts equivalent to the following (in thousands):

	December 31,
Currency Hedged	2017	2018
Euro / Canadian Dollar	$556	$537
Euro / U.S. Dollar	4,208	5,203
Euro / British Pound	5,926	3,809
British Pound / U.S. Dollar	—	563
Israeli Shekel / Hungarian Forint	8,008	—
U.S. Dollar / Canadian Dollar	—	4,504
Total	$18,698	$14,616

Net realized and unrealized foreign currency gains and losses were net losses of $0.5 million, $0.1 million and $0.6 million for the years ended December 31, 2016, 2017 and 2018, respectively, which are included in other income (expense), net in the consolidated statements of operations. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in foreign currency gains and losses was a net loss of $0.3 million for the year ended December 31, 2017 and a net gain of $0.5 million for the year ended December 31, 2018. The Company did not enter into any forward contracts in 2016.

Stock-Based Compensation — The Company values all stock-based compensation, including grants of stock options and restricted stock units, at fair value on the date of grant and recognizes the expense over the requisite service period, which is generally the vesting period of the award on a straight-line basis.

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

Advertising Costs — The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2016, 2017 and 2018 was approximately $29.2 million, $100.2 million and $112.8 million, respectively, which consisted primarily of online paid searches, banner advertising and other online marketing and is included in sales and marketing expense in the accompanying consolidated statements of operations.

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

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net income per share because they had an anti-dilutive impact (in thousands):

	Years Ended December 31,
	2016	2017	2018
Options to purchase common shares	—	—	—
Restricted stock units	114	65	150
Total options and restricted stock units	114	65	150

Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	Years Ended December 31,
	2016	2017	2018
Basic:
Net income	$2,638	$99,523	$74,371
Weighted average common shares outstanding, basic	25,305	50,433	51,814
Net income per share, basic	$0.10	$1.97	$1.44
Diluted:
Net income	$2,638	$99,523	$74,371
Weighted average common shares outstanding	25,305	50,433	51,814
Add: Common stock equivalents	859	1,030	682
Weighted average common shares outstanding, diluted	26,164	51,463	52,496
Net income per share, diluted	$0.10	$1.93	$1.42

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

In the ordinary course of business, the Company enters into agreements with certain customers that contractually obligate the Company to provide indemnifications of varying scope and terms with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements, from the services provided by the Company or claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is, in many cases, unlimited. Through December 31, 2018, the Company has not experienced any losses related to these indemnification obligations.

Recently Issued Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, referred to herein as ASU 2016-02, which will require lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. In general, lease arrangements exceeding a twelve-month term must now be recognized as assets and liabilities on the balance sheet. Under ASU 2016-02, a right-of-use asset and lease obligation will be recorded for all leases, whether operating or financing, while the income statement will reflect lease expense for operating leases and amortization/interest expense for financing leases. This guidance is effective for the Company as of January 1, 2019. Along with ASU 2016-02, the Company is also evaluating Accounting Standards Update 2018-10, Codification Improvements to Topic 842 Leases and Accounting Standards Update 2018-11, Targeted Improvements to Topic 842 Leases which allows the new lease standard to be applied as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings rather than retroactive restatement of all periods presented. Upon adoption, the Company also expects to elect the transition package of practical expedients permitted within the new standard, which among other things, allows the carryforward of the historical lease classification. The Company has formed a project team focused on the implementation of the new accounting standard. The Company continues to evaluate which other, if any, practical expedients will be elected and is currently formalizing processes and controls to identify, classify, and measure its leases in accordance with ASU 2016-02. While the Company continues to evaluate the effect of adopting this guidance on its Consolidated Financial Statements and related disclosures, it is expected that at a minimum, the obligations under existing operating leases, as disclosed in Note 12 to the Consolidated Financial Statements, will be reported in the consolidated balance sheet upon adoption.

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, referred to herein as ASU 2018-15. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The provisions may be adopted prospectively or retrospectively. ASU 2018-15 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the potential impact of the adoption of ASU 2018-15 on its Consolidated Financial Statements.

3.	Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivable and accounts payable, approximate their fair values due to their short maturities and the debt outstanding under the credit facility approximates fair value. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

	Fair Value Measurements December 31, 2017
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents	$148,120	$10,000	$—	$158,120
Forward contracts ($18.7 million notional amount)	$—	$29	$—	$29

	Fair Value Measurements December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents	$7,207	$19,943	$—	$27,150
Forward contracts ($14.6 million notional amount)	$—	$5	$—	$5

4.	Acquisitions

In 2018, the Company completed the acquisition of Jive Communications, Inc., or Jive, on April 3, 2018. In 2017, the Company completed its Merger with Citrix Systems, Inc.’s wholly-owned subsidiary on January 31, 2017 and the acquisition of Nanorep Technologies Ltd, or Nanorep, on July 31, 2017. In 2016, the Company completed the acquisition of AuthAir, Inc., or AuthAir, on October 31, 2016.

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

In the years ended December 31, 2016, 2017 and 2018, acquisition-related costs were $25.1 million, $59.8 million and $22.9 million, respectively. Acquisition-related costs are associated with the acquisitions of businesses and intellectual property and include transaction, transition and integration-related charges (including legal, accounting and other professional fees, severance and retention bonuses) and subsequent adjustments to the Company’s initial estimated amount of contingent consideration associated with acquisitions. Acquisition-related costs for the year ended December 31, 2016 were primarily related to the Merger and also included $8.2 million of retention-based bonus expense related to the Company’s acquisitions, which are typically earned over the first two years following the acquisition. Acquisition-related costs for the year ended December 31, 2017 were also primarily related to the Merger and included $29.4 million in transaction, transition and integration-related expenses, $12.8 million in integration-related severance costs, and $16.6 million of retention-based bonuses, of which $10.0 million was related to the Merger. Acquisition-related costs for the year ended December 31, 2018 consisted of $8.2 million of transaction, transition and integration-related expenses, primarily for the acquisition of Jive, $3.5 million of integration-related severance costs, and $11.2 million of retention-based bonuses primarily related to the Jive and Nanorep acquisitions described below.

2018 Acquisition

Jive Communications, Inc.

On April 3, 2018, the Company acquired all of the outstanding equity of Jive Communications, Inc., or Jive, a provider of cloud-based phone systems and unified communications services for $342.1 million, net of cash acquired. The Company funded the purchase price through a combination of existing cash on-hand and a $200.0 million revolving loan borrowed pursuant to its existing credit agreement.

Additionally, the Company expects to pay up to $15 million in contingent cash retention payments to certain employees of Jive upon the achievement of specified retention milestones over the two-year period following the closing of the transaction, of which $0.7 million has been paid as of December 31, 2018. At the time of closing, Jive had approximately 700 employees and fiscal year 2017 revenue was approximately $80 million. The operating results of Jive have been included in the Company’s results since the date of the acquisition. During the year ended December 31, 2018, the Company recorded revenue of approximately $78 million, including a $0.7 million effect of acquisition accounting on the fair value of acquired deferred revenue, and expenses of $114.1 million, including amortization of acquired intangibles of $9.9 million, acquisition-related transaction, transition and integration-related costs of $7.4 million, integration-related severance costs of $1.2 million and retention-based bonus expense of $7.7 million.  The Company continues to integrate Jive into its business and has begun selling new bundled product offerings.

The acquisition is being accounted for under the acquisition method of accounting. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed has been recognized based on management’s estimates and assumptions using the information about facts and circumstances that existed at the acquisition date. The Company finalized the allocation of purchase price in the fourth quarter of 2018.

The following table summarizes the Company’s purchase price allocation (in thousands):

Cash	$2,571
Accounts receivable	11,986
Property and equipment	2,492
Prepaid expenses and other current assets	2,511
Other assets	2,255
Intangible assets:
Completed technology (9 years) (1)	35,200
Customer relationships (10 years) (1)	117,500
Trade name (2 years)	900
Deferred revenue	(5,498)
Accounts payable and accrued liabilities (1)	(7,685)
Deferred tax liabilities, net (1)	(25,223)
Goodwill (1)	207,634
Total purchase consideration	344,643
Less: cash acquired	(2,571)
Total purchase consideration, net of cash acquired	$342,072

(1)

Since the second quarter of 2018, the Company identified measurement period adjustments that impacted the initial estimated fair value of the assets and liabilities assumed as of the date of acquisition. The table above, which summarizes the allocation of the purchase price for the entities acquired, has been updated to reflect these measurement period adjustments. The total measurement period adjustments resulted in an increase in intangible assets of $5.2 million ($2.4 million in completed technology and $2.8 million in customer relationships), an increase in accrued liabilities of $0.4 million, an increase in deferred tax liabilities, net, of $0.9 million, and a decrease in goodwill of $3.9 million. This change to the provisional fair value amounts of the assets and liabilities assumed occurred within the year ended December 31, 2018.

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

The Company recorded a long-term deferred tax liability, net, of $25.2 million primarily related to definite-lived intangible assets which cannot be deducted for tax purposes, partially offset by deferred tax assets primarily related to net operating losses acquired.

The unaudited financial information in the table below summarizes the combined results of operations of the Company, including Jive, on a pro forma basis, as though the acquisition had been consummated as of the beginning of 2017, including amortization charges from acquired intangible assets, interest expense on borrowings and lower interest income in connection with the Company’s funding of the acquisition with existing cash and cash equivalents and borrowings under its credit facility, the inclusion of expense related to retention-based bonuses assuming full achievement of the retention requirements, the reclassification of acquisition-related costs of the Company and Jive incurred up to the transaction closing date, the effect of acquisition accounting on the fair value of acquired deferred revenue and the related tax effects. Any impact on the Jive pro forma net deferred tax liabilities as a result of the reduction in the federal corporate tax rate resulting from the Tax Cuts and Jobs Act of 2017, or the U.S. Tax Act, enacted on December 22, 2017 has been excluded. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition taken place at the beginning of 2017.

Unaudited Pro Forma Financial Information (in millions except per share amounts)

	Years Ended December 31,
	(unaudited)
	2017	2018
Pro forma revenue	$1,067.7	$1,227.9
Pro forma net income (loss)	$68.7	$65.0
Pro forma net income (loss) per share:
Basic	$1.36	$1.26
Diluted	$1.34	$1.24
Weighted average shares outstanding:
Basic	50.4	51.8
Diluted	51.5	52.5

2017 Acquisitions

Nanorep Technologies Ltd.

On July 31, 2017, the Company acquired all of the outstanding equity interests in Nanorep Technologies Ltd., or Nanorep, an Israeli provider of artificial intelligence, chatbot and virtual assistant services, for $43.2 million, net of cash acquired. Additionally, the Company expects to pay up to $5 million in cash to certain employees of Nanorep contingent upon their continued service over the two-year period following the closing of the acquisition and, in some cases, the achievement of specified performance conditions, of which $2.5 million has been paid as of December 31, 2018. At the time of the acquisition, Nanorep had approximately 55 employees and annualized revenue of approximately $5 million. The operating results of Nanorep, which have been included in the Company’s results since the date of the acquisition are not material. Accordingly, pro forma financial information for the business combination has not been presented.

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

As of the date of the Merger, the operations of the GoTo Business have been included in the Company’s operating results. Since the Merger, the operating costs of the GoTo Business have been integrated with the operating costs of the Company and therefore, the Company has not provided operating income for the GoTo Business. Further, in 2018, stand-alone GoTo Business revenue was not reported because the Company’s continued integration of its go-to-market strategy made this metric incomparable to prior periods. During the years ended December 31, 2017 and 2018, the Company recorded amortization of acquired intangibles of $172.6 million and $224.1 million, respectively, and acquisition-related transaction, transition and integration-related costs directly attributable to the Merger of $46.0 million and $2.9 million, respectively, within its Consolidated Financial Statements.

The following table summarizes the fair value (in thousands) of the assets acquired and liabilities assumed at the date of acquisition:

Purchase consideration:
Company common shares issued (1)	$2,904,487
Restricted stock units issued (2)	16,692
Cash consideration paid (3)	3,317
Total purchase consideration	$2,924,496
Estimated fair value of assets acquired and liabilities assumed:
Cash	24,215
Accounts receivable	48,957
Property and equipment	59,715
Prepaid expense and other current assets	21,824
Other assets	4,448
Intangible assets (weighted average useful life): (4)
Completed technology (9 years)	385,600
Customer relationships (8 years)	756,700
Tradenames and trademark (9 years)	65,100
Accounts payable	(11,030)
Accrued liabilities	(26,886)
Deferred revenue, current and noncurrent	(82,643)
Other long-term liabilities	(996)
Deferred tax liabilities, net	(379,871)
Goodwill	$2,059,363

(1)

Represents the fair value of the 26.9 million new shares of the Company’s common stock (plus cash in lieu of fractional shares) issued to Citrix stockholders, based on the fair value per share of the Company’s common stock of $108.10 per share, which was the closing price of the Company’s common stock on the NASDAQ Global Select Market on January 31, 2017.

(2)

Represents the fair value of the 0.4 million restricted stock units issued by the Company in substitution for certain outstanding Citrix restricted stock units held by the GoTo Business employees, pursuant to the terms of the Merger. These Company restricted stock units were issued on the same terms and conditions as were applicable to the outstanding Citrix restricted stock units held by the GoTo Business employees immediately prior to the Merger date (including the same vesting and forfeiture provisions). The aggregate fair value of those awards ($48.2 million) is based on the fair market value per share of the Company’s common stock of $108.10 per share, which was the closing price of the Company’s common stock on the NASDAQ Global Select Market on January 31, 2017. Of that amount, $18.0 million was related to pre-combination employee services and, after adjusting for known and estimated forfeitures, $16.7 million was allocated to purchase consideration and $30.2 million was allocated to future employee services and will be expensed as stock-based compensation on a straight-line basis over the remaining service periods of those awards.
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

	Years Ended December 31,
	(unaudited)
	2016	2017
Pro forma revenue	$983.6	$1,060.7
Pro forma net income (loss)	$(95.4)	$129.3
Pro forma net income (loss) per share:
Basic	$(1.83)	$2.46
Diluted	$(1.83)	$2.41
Pro forma weighted average shares outstanding:
Basic	52.2	52.7
Diluted	52.2	53.7

2016 Acquisition

AuthAir, Inc.

On October 31, 2016, the Company acquired all of the outstanding equity interests in AuthAir, Inc., or AuthAir, a Woodbridge, Connecticut-based provider of proximity-based security and wireless authentication solutions, for $6.0 million plus contingent retention-based bonuses totaling up to $0.5 million which was paid to former AuthAir employees over a two-year period following the date of the acquisition. The results of operations of AuthAir have been included in the Company’s consolidated financial results since the acquisition date and have not been material.

5.	Divestitures

Divestiture of Xively

On February 9, 2018, the Company and certain of its subsidiaries entered into an agreement to sell its Xively business. On March 20, 2018, the Company completed the sale for consideration of $49.9 million, comprised of $42.4 million of cash received in the first quarter of 2018 and $7.5 million of receivables held back as an escrow by the buyer, as an exclusive security in the event of the Company’s breach of any of the representations and warranties in the definitive agreement. The $7.5 million receivable, due in September 2019, was recorded at a net present value of $7.3 million, and is included in prepaids and other current assets on the December 31, 2018 consolidated balance sheet.

The Xively disposition resulted in a gain of $33.9 million recorded in 2018, comprised of the present value of the $49.6 million received as consideration less net assets disposed of $13.3 million and transaction costs of $2.4 million. The net assets disposed are primarily comprised of $14.0 million of goodwill allocated to the Xively business. In fiscal year 2017, the Company recorded approximately $3 million of revenue and $13 million of operating expense directly related to its Xively business. The sale of the Xively business does not constitute a significant strategic shift that will have a material impact on the Company’s ongoing operations and financial results. Accordingly, pro forma information for the divestiture of Xively has not been presented.

6.	Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill for the years ended December 31, 2017 and 2018 are primarily due to the Merger with the GoTo Business and the acquisition of Nanorep in 2017, and the acquisition of Jive and the reduction of goodwill resulting from the divestiture of the Xively business in 2018. For additional information regarding the acquisitions, see Note 4 to the Consolidated Financial Statements. For additional information regarding the Xively divestiture, see Note 5 to the Consolidated Financial Statements.

Changes in goodwill for the years ended December 31, 2017 and 2018 are as follows (in thousands):

Balance, January 1, 2017	$121,760
Goodwill related to the Merger	2,059,363
Goodwill related to the acquisition of Nanorep	26,933
Foreign currency translation adjustments	669
Balance, December 31, 2017	2,208,725
Goodwill resulting from the divestiture of Xively	(14,000)
Goodwill related to the acquisition of Jive	207,634
Foreign currency translation adjustments	(1,969)
Balance, December 31, 2018	$2,400,390

Intangible assets consist of the following (in thousands):

	December 31, 2017			December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life Remaining (in years)
Identifiable intangible assets:
Customer relationships	$810,779	$135,715	$675,064	$920,265	$294,362	$625,903	6.6
Technology	453,372	64,021	389,351	481,776	132,895	348,881	7.0
Trade names and trademarks	70,630	10,073	60,557	70,985	20,685	50,300	7.0
Other	1,360	1,323	37	3,577	1,319	2,258	7.0
Internally developed software	38,153	13,565	24,588	66,361	33,715	32,646	1.4
	$1,374,294	$224,697	$1,149,597	$1,542,964	$482,976	$1,059,988

In 2018, the Company capitalized $0.9 million for trade names, $117.5 million for customer relationships and $35.2 million for technology as intangible assets in connection with the acquisition of Jive and acquired a domain name for $2.5 million. The Company also capitalized $29.8 million and $31.4 million during the years ended December 31, 2017 and 2018, respectively, of costs related to internally developed software to be sold as a service incurred during the application development stage which are being amortized over the expected lives of the related services.

The Company is amortizing its intangible assets based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. Amortization relating to technology, documented know-how (other) and internally developed software is recorded within cost of revenue and the amortization of trade names and trademarks, customer relationships, and domain names (other) is recorded within operating expenses. Amortization expense for intangible assets consisted of the following (in thousands):

	Years Ended December 31,
	2016	2017	2018
Cost of revenue:
Amortization of internally developed software	$1,778	$8,540	$22,723
Amortization of acquired intangibles(1)	4,604	48,676	72,705
Sub-Total amortization of intangibles in cost of revenue	6,382	57,216	95,428
Amortization of acquired intangibles(1)	5,457	134,342	172,539
Total amortization of intangibles	$11,839	$191,558	$267,967
(1)	Total amortization of acquired intangibles was $10.1 million, $183.0 million and $245.2 million for the years ended December 31, 2016, 2017 and 2018, respectively.

Future estimated amortization expense for intangible assets at December 31, 2018 is as follows (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2019	$264,886
2020	218,948
2021	179,070
2022	142,684
2023	112,655
Thereafter	141,745
Total	$1,059,988

7.	Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2018
Land, buildings and site improvements	$34,050	$34,394
Computer equipment and software	62,478	83,261
Office equipment	9,491	10,189
Furniture & fixtures	17,965	19,214
Construction in progress	34	6,080
Leasehold improvements	26,499	30,785
Total property and equipment	150,517	183,923
Less accumulated depreciation	(58,363)	(85,685)
Property and equipment, net	$92,154	$98,238

Depreciation expense for property and equipment was $9.7 million, $29.8 million and $33.1 million for the years ended December 31, 2016, 2017 and 2018, respectively.

8.	Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2017	2018
Marketing programs	$6,883	$13,857
Payroll and payroll-related	30,204	42,024
Acquisition-related(1)	6,783	6,407
Other accrued liabilities	38,556	57,091
Total accrued liabilities	$82,426	$119,379

(1)	Acquisition-related costs include transaction, transition and integration-related fees and expenses and contingent retention-based bonus costs.
9.	Income Taxes

The domestic and foreign components of total income (loss) before provision for (benefit from) income taxes are as follows (in thousands):

	Years Ended December 31,
	2016	2017	2018
Domestic	$(15,748)	$(25,027)	$52,152
Foreign	18,956	13,050	28,644
Total income (loss) before provision for (benefit from) income taxes	$3,208	$(11,977)	$80,796

The provision for (benefit from) income taxes is as follows (in thousands):

	Years Ended December 31,
	2016	2017	2018
Current:
Federal	$1,264	$33,474	$42,962
State	647	3,701	11,690
Foreign	1,963	6,568	9,159
Total	3,874	43,743	63,811
Deferred:
Federal	(2,705)	(150,038)	(36,286)
State	(428)	4,558	(9,042)
Foreign	(171)	(9,763)	(12,058)
Total	(3,304)	(155,243)	(57,386)
Total provision for (benefit from) income taxes	$570	$(111,500)	$6,425

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Years Ended December 31,
	2016	2017	2018
Statutory tax rate	35.0%	(35.0)%	21.0%
Change in valuation allowance	—	8.0	0.1
Impact of permanent differences	27.1	27.4	17.6
Non-deductible stock-based compensation	27.4	9.2	1.6
Non-deductible transaction related costs	82.1	19.5	0.6
Foreign tax rate differential	(165.3)	(71.3)	(11.7)
Research and development credits	(10.6)	(36.4)	(4.5)
State taxes, net of federal benefit	0.4	(21.1)	(0.3)
Impact of uncertain tax positions	18.6	29.3	0.2
Effect of U.S. Tax Act	—	(714.9)	(5.3)
Section 199 deduction	(0.1)	(20.0)	—
Excess benefit on stock compensation	—	(133.6)	(9.1)
Other	3.2	7.9	(2.2)
Effective tax rate	17.8%	(931.0)%	8.0%

As a result of the U.S. Tax Act enacted in December 2017, the U.S. statutory tax rate was lowered from 35% to 21%, effective January 1, 2018. In the fourth quarter of 2017, the Company recorded a significant tax benefit for the remeasurement of its U.S. net deferred tax liabilities primarily associated with indefinite-lived intangible assets that will reverse at the new 21% rate.

The Company’s effective tax rates for the years ended December 31, 2016, 2017 and 2018 were impacted by the following:

•

All three years benefitted from profits earned in certain foreign jurisdictions, primarily the Company’s Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate.

•

During the years ended December 31, 2017 and 2018, $16.0 million and $7.3 million, respectively, of excess tax deductions on stock compensation was recorded as a tax benefit in conjunction with the adoption of ASU 2016-09 in 2017 (described in more detail below).

•

During the year ended December 31, 2017, in conjunction with the U.S. Tax Act, the Company recorded a one-time mandatory transition tax estimate of $14.8 million and a net tax benefit of $100.4 million in order to remeasure and reassess the net realizability of the Company’s U.S. deferred tax assets and liabilities (described in more detail below).

•	During the year ended December 31, 2018, the Company revised its one-time transition tax liability to $12.2 million and recorded a tax benefit of $2.6 million.

•

During the year ended December 31, 2018, the Company recorded an income tax provision of $9.2 million on a pre-tax gain on disposition of assets of $33.9 million as a result of the divestiture of the Xively business.

•

During the fourth quarter of 2018, the Company realigned some of its intellectual property amongst three of the Company’s entities (two wholly-owned foreign entities and one United States entity). This realignment streamlined and simplified the Company’s global tax structure. As of December 31, 2018, the Company recorded a net tax benefit of $11.1 million due to this intellectual property realignment, primarily due to future tax deductions in various jurisdictions related to the transfer of the intellectual property, partially offset by approximately $7 million of cash taxes incurred.

As a result of the U.S. Tax Act, in the fourth quarter of 2017, the Company calculated its best estimation of the impact of the U.S. Tax Act and recognized a one-time mandatory transition tax of $14.8 million on cumulative foreign subsidiary earnings, remeasured the Company’s U.S. deferred tax assets and liabilities, which resulted in a benefit from income taxes of $105.1 million, and reassessed the net realizability of the Company’s deferred tax assets and liabilities, which resulted in a tax provision of $4.7 million. During the year ended December 31, 2018, the Company decreased the transition tax estimate and recorded a tax benefit of $2.6 million to decrease its one-time mandatory transition tax estimate to $12.2 million from $14.8 million recorded in the fourth quarter of 2017.

On December 22, 2017, Staff Accounting Bulletin No. 118, or SAB 118, was issued to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the U.S. Tax Act. As of December 22, 2018, the Company finalized its analysis of the provisions for the U.S. Tax Act and recorded all adjustments to estimated amounts to income tax expense. The Company has elected to record Global Intangible Low-Taxed Income tax, or GILTI tax, as a period cost in the period incurred. For the year ended December 31, 2018, the Company recorded a net tax provision of $1.7 million related to GILTI tax which will be offset by utilizing foreign tax credits generated of $1.6 million.

The Company has deferred tax assets related to temporary differences and operating loss carryforwards as follows (in thousands):

	December 31,
	2017	2018
Deferred tax assets:
Net operating loss carryforwards	$8,117	$11,549
Deferred revenue	709	829
Amortization	3,808	23,770
Stock-based compensation	9,165	8,540
Accrued bonus	717	1,820
Other	11,611	13,089
Total deferred tax assets	34,127	59,597
Deferred tax asset valuation allowance	(3,112)	(3,237)
Net deferred tax assets	31,015	56,360
Deferred tax liabilities:
Depreciation	(3,247)	(2,369)
Goodwill amortization	(2,838)	(4,296)
Intangible assets not deductible	(241,517)	(225,413)
Deferred commissions	—	(13,285)
Other	(4,290)	(6,150)
Total deferred tax liabilities	(251,892)	(251,513)
Total	$(220,877)	$(195,153)

Deferred tax assets, related valuation allowances, current tax liabilities, and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, the Company estimates deferred tax assets, current tax liabilities, and deferred tax liabilities, and the Company assesses temporary differences resulting from differing treatment of items for tax and accounting purposes. As of December 31, 2018, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary. This entity has historical tax losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable. During 2016, the valuation allowance decreased by $0.2 million as a result of a tax return provision adjustment, which decreased the Hungarian subsidiary’s net operating loss carryforwards. During 2017, as a result of the Merger, the valuation allowance increased by $1.4 million primarily due to the recording of a valuation allowance for certain Massachusetts and California state net operating losses. During 2018, the valuation allowance increased by $0.1 million as a result of a tax return provision adjustment which increased the net operating loss carryforward.

For U.S. tax return purposes, net operating losses and tax credits are normally available to be carried forward to future years, subject to limitations as discussed below. As of December 31, 2018, the Company had federal and state net operating loss carryforwards of $32.6 million and $71.4 million, respectively, which expire on various dates from 2021 through 2038.

The Company has performed an analysis of its ownership changes as defined by Section 382 of the Internal Revenue Code, or Section 382, and has determined the portion of net operating loss carryforwards acquired from its 2016 through 2018 acquisitions that are subject to limitation, if any. The Company also analyzed the historical LogMeIn net operating loss carryforwards due to the Merger in 2017. As of December 31, 2018, all net operating loss carryforwards (except for Massachusetts and California) generated by the Company, including those subject to limitation, are available for utilization. Subsequent ownership changes as defined by Section 382 could potentially limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

As of December 31, 2018, the Company had foreign net operating loss carryforwards of $23.0 million, of which $15.6 million are related to the Company’s Hungarian subsidiary, which are not subject to expiration, and the Company has recognized a full valuation allowance against these carryforwards. The remaining $7.4 million of foreign net operating loss carryforwards are related to the Company’s Israel subsidiary. The Company expects to fully realize these net operating loss carryforwards prior to their expiration.

As of December 31, 2018, it is management’s assertion that the earnings and profits of foreign entities may not be reinvested in the overseas businesses indefinitely however, the outside basis differences in the international subsidiaries will be permanently reinvested.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service in the United States. As of December 31, 2018, the Company remained subject to examination in the following major tax jurisdictions for the years indicated:

Major Tax Jurisdictions	Open Tax Years
United States (Federal)	2017-2018
United States (State)	2013-2018
Hungary	2014-2018
Ireland	2014-2018

The Company incurred expenses related to stock-based compensation for the years ended December 31, 2016, 2017 and 2018 of $38.4 million, $67.3 million and $65.7 million, respectively. Accounting for the tax effects of stock-based awards requires the recording of a deferred tax asset as the compensation is recognized for financial reporting prior to recognizing the tax deductions. Upon the settlement of the stock-based awards (i.e., exercise, vesting, forfeiture or cancellation), the actual tax deduction is compared with the cumulative financial reporting compensation cost, and any excess tax deduction is considered an excess tax benefit. In 2016, the excess tax benefits were tracked in a “windfall tax benefit pool” to offset any future tax deduction shortfalls and were recorded as increases to additional paid-in capital in the period when the tax deduction reduced income taxes payable. Historically, the Company has followed the with-and-without approach for the direct effects or excess tax deductions to determine the timing of the recognition of benefits for excess tax deductions. In 2016, the Company recorded excess tax benefits to additional paid-in capital of $2.3 million.

On January 1, 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, referred to herein as ASU 2016-09, and recorded, using the modified retrospective approach, a cumulative-effect adjustment to accumulated deficit of a credit of $4.9 million to record $6.8 million of previously unrecognized windfall tax benefits, partially offset by $1.9 million for the accounting policy election to account for forfeitures in compensation cost when they occurred. The Company recorded $2.7 million to additional paid-in capital for the differential between the amount of compensation cost previously recorded and the amount that would have been recorded without assuming forfeitures, partially offset by its tax effect of $0.8 million recorded to deferred tax assets. Upon the adoption of ASU 2016-09, the Company, on a prospective basis, records the recognition of excess tax benefits and deficits in its provision from income taxes in the consolidated statements of operations and treats those amounts as discrete items in the period in which they occur. For the years ended December 31, 2017 and 2018, the Company recorded a net tax benefit of $16.0 million and $7.3 million related to excess tax benefits.

The Company has provided liabilities for uncertain tax positions in other long-term liabilities on the consolidated balance sheets as follows (in thousands):

	Years Ended December 31,
	2016	2017	2018
Balance beginning of period	$884	$1,480	$5,059
Tax positions related to prior periods:
Increases	34	68	—
Decreases	—	(42)	(176)
Tax positions related to current period:
Increases	588	3,661	1,514
Settlements	(26)	(78)	(1,605)
Statute expiration	—	(30)	—
Balance end of period	$1,480	$5,059	$4,792

These uncertain tax positions would impact the Company’s effective tax rate if recognized. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company recognized $42,000, $50,000 and $43,000 of interest expense during the years ended December 31, 2016, 2017 and 2018, respectively.

10.	Common Stock and Equity

Authorized Shares — Pursuant to the Company’s restated certificate of incorporation, the Company is authorized to issue 150 million shares of common stock and 5 million shares of undesignated preferred stock, each $0.01 par value per share.

Common Stock Reserved — As of December 31, 2017 and 2018, the Company reserved shares of common stock for the exercise of stock options and restricted stock units of 8.8 million and 7.9 million, respectively.

On February 23, 2017, the Company’s Board of Directors approved a three-year capital return plan intended to return up to $700 million to stockholders through a combination of share repurchases and dividends. During the year ended December 31, 2018, the Company paid a cash dividend of $0.30 per share in each of the four quarters, totaling $62.2 million. The Company’s Board of Directors will continue to review this capital return plan for potential modifications based on the Company’s financial performance, business outlook and other considerations. The timing and number of shares to be repurchased and/or the amount of cash dividends to be paid to the Company’s stockholders pursuant to the capital return plan will depend upon prevailing market conditions and other factors. Additionally, the Company’s credit facility contains certain financial and operating covenants that may restrict its ability to pay dividends in the future.

The Company paid cash dividends per share during the periods presented as follows:

	Years Ended December 31,
	2017		2018
	Dividends Per Share	Amount (in millions)	Dividends Per Share	Amount (in millions)
First quarter(1)	$0.50	$12.8	$0.30	$15.7
Second quarter	0.25	13.2	0.30	15.6
Third quarter	0.25	13.2	0.30	15.5
Fourth quarter	0.25	13.1	0.30	15.3
Total cash dividends paid	$1.25	$52.3	$1.20	$62.2

(1)

The dividend paid in the first quarter of fiscal 2017 was the third of three special cash dividends announced and paid in anticipation of the completion of the Merger. The first two special cash dividends were declared and paid in 2016.

During the years ended December 31, 2016, 2017 and 2018, the Company repurchased 443,159, 626,154 and 2,531,877 shares of its common stock at an average price of $57.27, $110.56 and $98.32 per share, respectively, for a total cost of $25.4 million, $69.2 million and $248.9 million, respectively.

11.	Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan, referred to herein as the 2009 Plan, is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. The Company awards restricted stock units as its principal equity incentive award. Restricted stock units with time-based vesting conditions generally vest over a three-year period while restricted stock units with market-based or performance-based vesting conditions generally vest over two- or three-year periods. Until 2012, the Company generally granted stock options as the principal equity incentive award. Options generally vested over a four-year period and expire ten years from the date of grant. Certain stock-based awards provide for accelerated vesting if the Company experiences a change in control.

Effective on January 31, 2017, the Company’s stockholders approved an amendment and restatement of the Company’s 2009 Stock Incentive Plan, which increased the number of shares of the Company’s common stock that may be issued under the plan by an additional 4.5 million shares and extended the term of the plan to December 5, 2026. As of December 31, 2018, 7.9 million shares remained available for grant under the 2009 Plan.

The Company generally issues previously unissued shares of common stock for the exercise of stock options and restricted stock units. The Company received $11.8 million, $6.5 million and $3.8 million in cash from stock option exercises during the years ended December 31, 2016, 2017 and 2018, respectively.

The following table summarizes stock option activity (shares and intrinsic value in thousands):

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding, January 1, 2018	172	$30.33	3.7	$14,520
Granted	—	—	—
Exercised	(126)	30.42	—	$7,704
Forfeited	(1)	39.13	—
Outstanding, December 31, 2018	45	$29.92	3.3	$2,364

The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $114.50 and $81.57 per share on December 31, 2017 and 2018, respectively, or at time of exercise, and the exercise price of the options.

During the year ended December 31, 2018, the Company granted the following restricted stock unit awards (in thousands):

Type of Award	Number of Restricted Stock Units
Time-based(1)	800
Market-based(2)	95
Total granted	895

(1)	Time-based restricted stock units generally vest one-third every year for three years and are valued on the grant date using the grant date closing price of the underlying shares.
(2)

Market-based restricted stock units granted to certain key executives vest equally upon the achievement of a relative total shareholder return, or TSR, target as measured over a two- and three-year performance period versus the TSR realized for that same period by a specified stock index. The number of shares earned can range from 0% to 200% of the target shares awarded depending on the Company’s level of achievement. These market-based awards are referred to herein as TSR Units and are also tied to the individual executive’s continued employment with the Company throughout the applicable performance period.

The fair value of the TSR Units was determined using a Monte Carlo simulation model including assumptions used (but not limited to) a risk-free interest rate, an expected volatility and an expected dividend yield as follows:

	2017 Grants	2018 Grants
Risk-free interest rate	1.43%	2.64% - 2.74%
Volatility	36%	34% - 38%
Dividend yield	0.88%	1.08% - 1.48%

The following table summarizes restricted stock unit activity, including performance-based and market-based units (shares in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2018	1,689	$90.91
Restricted stock units granted	895	103.74
Restricted stock units earned(1)	57
Restricted stock units vested	(803)	83.21
Restricted stock units forfeited	(290)	97.77
Unvested as of December 31, 2018	1,548	$100.55

(1)

In February and May 2018, a total of 57,250 target TSR Units, which were awarded in 2015 and 2016, vested at 200% of the target TSR Units granted (an additional 57,250 were earned and vested). These TSR Units were measured against the Russell 2000 Index for that same period.

As of December 31, 2018, 154,063 TSR Units and 63,955 restricted stock units with performance-based vesting conditions were outstanding.

The Company recognizes stock compensation expense on a straight-line basis over the requisite service period of the restricted stock unit, which is generally three years. Compensation cost for TSR Units is recognized on a straight-line basis over the requisite service period and is recognized, regardless of the actual number of awards that are earned, based on the level of achievement of the market-based vesting condition.

The Company recognized stock-based compensation expense within the accompanying consolidated statements of operations as follows (in thousands):

	Years Ended December 31,
	2016	2017	2018
Cost of revenue	$2,289	$5,222	$4,997
Research and development	6,201	22,103	18,869
Sales and marketing	16,181	16,155	15,995
General and administrative	13,679	23,812	25,873
Total stock-based compensation expense	$38,350	$67,292	$65,734

As of December 31, 2018, there was approximately $102 million of total unrecognized stock-based compensation cost related to unvested stock awards which are expected to be recognized over a weighted average period of 2.1 years.

12.	Commitments and Contingencies

Operating Leases — As of December 31, 2018, the Company had operating lease agreements for offices in the United States, Hungary, Germany, Australia, the United Kingdom, Ireland, Israel, India, Canada, Brazil, Guatemala, and Mexico that expire at various dates through 2030.

Rent expense under all leases was $11.8 million, $21.5 million and $22.5 million for the years ended December 31, 2016, 2017 and 2018, respectively. The Company records rent expense on a straight-line basis for leases with scheduled escalation clauses or free rent periods.

The Company also enters into hosting services agreements with third-party data centers and internet service providers that are subject to annual renewal. Hosting fees incurred under these arrangements totaled $10.0 million, $34.4 million and $40.0 million for the years ended December 31, 2016, 2017 and 2018, respectively.

The Company is currently assessing the impact of the FASB’s new lease standard, ASU 2016-02, on its Consolidated Financial Statements and related disclosures, as described further in Note 2 to the Consolidated Financial Statements. The total commitment for non-cancelable operating leases was $153.7 million as of December 31, 2018 (in thousands):

Years Ending December 31	Lease Commitments
2019	$23,969
2020	24,079
2021	22,253
2022	20,165
2023	14,986
Thereafter	48,290
Total	$153,742

Litigation — The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

On August 20, 2018, a securities class action lawsuit (the “Securities Class Action”) was initiated by purported stockholders of the Company in the U.S. District Court for the Central District of California against the Company and certain of its officers, entitled Wasson v. LogMeIn, Inc. et al., (Case No. 2:18-cv-07285). On November 6, 2018 the case was transferred to the District of Massachusetts (Case No. 1:18-cv-12330). The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 based on alleged misstatements or omissions concerning renewal rates for the Company’s subscription contracts. The Company believes the lawsuit lacks merit and intends to defend it vigorously.

On January 30, 2019, a derivative action (the “Derivative Action”) was filed in the District of Massachusetts against LogMeIn’s Board of Directors, entitled Schlagel v. Wagner et al. (Case No. 1:19-cv-10204) alleging breach of fiduciary duty, waste of corporate assets, and violation of Sections 10(b) and 14(a) of the Securities and Exchange Act of 1934 related to the same allegations as the Securities Class Action.  The complaint seeks unspecified damages, fees and costs. The Company intends to defend the lawsuit vigorously.

Given the inherent unpredictability of litigation and the fact that the Securities Class Action and the Derivative Action are still in early stages, the Company is unable to predict the outcome of these actions or reasonably estimate a possible loss or range of loss associated with them at this time.

The Company is from time to time subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company’s financial results of operations or financial condition.

13.	401(k) Plan

On January 1, 2007, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan is available to all employees upon employment and allows participants to defer a portion of their annual compensation on a pre-tax basis. On July 1, 2016, the Company implemented a 401(k) Employer Match program in which all employees who are making eligible 401(k) contributions will receive an employer match in which the Company contributes 50% of the amount contributed by the employee, up to a maximum of 6% of the employee’s earnings. The match vests over three years beginning from an employee’s hire date anniversary at 33.3% per year. Employees who joined the Company on or before July 1, 2013 were immediately 100% vested in their match as of the program launch date. The Company made matching contributions of $0.8 million, $4.7 million and $5.6 million for the years ended December 31, 2016, 2017 and 2018, respectively.

14.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and changes in unrealized losses and gains (net of tax) on marketable securities. The Company has determined that the undistributed earnings of all of its foreign subsidiaries, except for 100% of the current and prior year earnings and foreign currency translation adjustments related to those earnings, will continue to be indefinitely reinvested outside the United States for any additional outside basis differences inherent in these entities. Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and, as of December 31, 2017 and 2018, was comprised of cumulative translation adjustment gains of $15.6 million and $2.1 million, respectively. There were no material reclassifications to earnings in the years ended December 31, 2017 or 2018.

15.	Credit Facility

On February 18, 2015, the Company entered into a multi-currency credit agreement with a syndicate of banks, financial institutions and other lending entities (the “Credit Agreement”), pursuant to which a secured revolving credit facility was made available to the Company. On January 22, 2016, the Company entered into the First Amendment to the Credit Agreement, pursuant to which the Company exercised its option to increase the credit facility to up to $150 million in the aggregate with the existing lenders and an additional lender.

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

The credit facility matures February 1, 2022. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty. The Company and its subsidiaries expect to use the credit facility for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital. On April 2, 2018, the Company borrowed $200.0 million under the Amended Credit Agreement to partially fund the acquisition of Jive, described further in Note 4 to the Consolidated Financial Statements. The Company had an outstanding debt balance of $200.0 million as of December 31, 2018.

Loans under the Amended Credit Agreement bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company, as described below. As of December 31, 2018, the annual rate on the $200.0 million outstanding debt balance was 3.688%, which reset to 3.813% on January 10, 2019. The average interest rate on borrowings outstanding for the year ended December 31, 2018 was 3.4%. The quarterly commitment fee on the undrawn portion of the credit facility ranges from 0.15% to 0.30% per annum, based upon the Company’s total leverage ratio.

The Amended Credit Agreement contains customary affirmative and negative covenants, including covenants that limit or restrict the Company and its subsidiaries’ ability to, among other things, incur indebtedness, grant liens, merge or consolidate, dispose of assets, change the nature of its business, make investments and acquisitions, pay dividends or make distributions, or enter into certain transactions with affiliates, in each case subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Amended Credit Agreement. As of December 31, 2018, the Amended Credit Agreement also required the Company to maintain a maximum total leverage ratio (not greater than 4.00:1.00), a minimum interest coverage ratio (not less than 3.00:1.00), and a maximum senior secured leverage ratio (not greater than 3.00:1.00), each as further defined in the Amended Credit Agreement. As of December 31, 2018, the Company was in compliance with all financial and operating covenants of the Amended Credit Agreement.

Any failure to comply with the financial or operating covenants of the Amended Credit Agreement would prevent the Company from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility.

As of December 31, 2017 and 2018, the Company had $2.3 million and $1.7 million, respectively, of origination costs recorded in other assets. The Company presents debt issuance costs as an asset and subsequently amortizes the deferred debt issuance costs ratably over the term of the credit facility.

16.	Subsequent Events

Restructuring Plan

On February 11, 2019, the Company’s Board of Directors approved a global restructuring plan, including a reduction in force which will result in the termination of approximately 4% of the Company’s workforce and the consolidation of certain leased facilities.  By restructuring, the Company intends to streamline its organization and reallocate resources to better align with the Company’s current growth acceleration goals. The Company expects to incur pre-tax restructuring charges of approximately $17 million and to substantially complete the restructuring by the end of fiscal year 2019. The pre-tax restructuring charges are comprised of approximately $10 million in one-time employee termination benefits and $7 million for facilities-related and other costs.

Cash Dividend

On February 14, 2019, the Company announced that its Board of Directors declared a cash dividend of $0.325 per share of common stock. The dividend is payable on March 12, 2019 to stockholders of record as of February 25, 2019.

17.	Quarterly Information (Unaudited)

	For the Three Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(in thousands, except for per share data)
Statement of Operations Data:
Revenue	$187,458	$257,025	$269,267	$276,036	$279,217	$305,650	$308,927	$310,198
Gross profit	148,519	203,789	213,662	220,613	216,275	232,817	236,074	237,345
Income (loss) from operations	(34,182)	293	7,161	14,911	42,328	7,101	17,104	19,490
Net income (loss)	(18,564)	14,846	9,920	93,321	29,712	6,554	12,717	25,388
Net income (loss) per share- basic	$(0.43)	$0.28	$0.19	$1.77	$0.57	$0.13	$0.25	$0.50
Net income (loss) per share- diluted	$(0.43)	$0.28	$0.19	$1.74	$0.56	$0.12	$0.24	$0.49

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2018, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Management's assessment of the effectiveness of our internal control over financial reporting did not include the acquisition of Jive Communications, Inc. and its subsidiaries, consummated during fiscal year 2018. In accordance with SEC guidance regarding the reporting of internal control over financial reporting in connection with an acquisition, management may omit an assessment of an acquired business' internal control over financial reporting from management's assessment of internal control over financial reporting for a period not to exceed one year from the date of acquisition.  Jive Communications, Inc. and its subsidiaries, is included in the Company's 2018 Consolidated Financial Statements and represents less than 1% of total assets as of December 31, 2018 and 6.5% of revenue for the year then ended.

Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2018 based on the specified criteria.

The Company’s Independent Registered Public Accounting Firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2018.

Changes in Internal Control Over Financial Reporting

Other than the foregoing, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of LogMeIn, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of LogMeIn, Inc. and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Consolidated Financial Statements as of and for the year ended December 31, 2018, of the Company and our report dated February 21, 2019, expressed an unqualified opinion on those financial statements and included explanatory paragraphs related to the adoption of new accounting standards.

As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Jive Communications, Inc. and subsidiaries (“Jive”), which was acquired on April 3, 2018. Jive constitutes less than 1% of total assets and 6.5% of total revenue of the Consolidated Financial Statements of the Company as of and for the year ended December 31, 2018. Accordingly, our audit did not include the internal control over financial reporting at Jive.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

February 21, 2019

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2019 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2018.

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

Information required by this item is incorporated by reference from the information in our proxy statement for the 2019 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2018.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the information in our proxy statement for the 2019 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2018.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2019 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2018.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference from the information in our proxy statement for the 2019 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2018.

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

2.1

Agreement and Plan of Merger, dated February 7, 2018, by and among the registrant’s wholly-owned subsidiary, LogMeIn USA, Inc., Jazz Merger Sub, Inc., Jive Communications, Inc. and Fortis Advisors LLC, in its capacity as Representative (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on April 3, 2018).**

2.2

Stock Purchase Agreement, dated July 31, 2017, by and among the Registrant, LogMeIn, Kft., Nanorep Technologies Ltd., the Shareholders set forth on Exhibit A thereto and Shareholders Representative Services LLC in its capacity as representative of the Shareholders (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on August 1, 2017).**

2.3

Agreement and Plan of Merger, dated as of July 26, 2016, by and among the Registrant, Lithium Merger Sub, Inc., Citrix Systems, Inc. and GetGo, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed by the Registrant on July 28, 2016).**

2.4

Amendment No. 1, dated as of December 8, 2016, to Agreement and Plan of Merger, dated as of July 26, 2016, by and among the Registrant, Lithium Merger Sub, Inc., Citrix Systems, Inc. and GetGo, Inc. (incorporated by reference to Exhibit 2.7 to the Registration Statement on Form S-4/A filed by the Registrant on December 13, 2016).

2.5

Amended and Restated Tax Matters Agreement, dated as of September 13, 2016, by and among the Registrant, Citrix Systems, Inc. and GetGo, Inc. (incorporated by reference to Exhibit 2.3 to the Registration Statement on Form S-4 filed by the Registrant on September 16, 2016).

2.6

Transition Services Agreement, dated as of January 31, 2017, by and among the Registrant, Citrix Systems, Inc. and GetGo, Inc. (incorporated by reference to Exhibit 2.3 to the Current Report on Form 8-K filed by the Registrant on February 1, 2017).

2.7

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

3.3	Second Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed by the Registrant on September 16, 2016).

4.1	Specimen Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed by the Registrant on June 16, 2009).

10.1	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Form 10-K for the fiscal year ended December 31, 2010 filed by the Registrant on February 28, 2011).

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

10.7

Form of Restricted Stock Unit Agreement under the 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended June 30, 2012 filed by the Registrant on July 26, 2012).

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

10.12

Borrower Accession Agreement, dated as of March 23, 2018, among the Registrant, LogMeIn USA, Inc., and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed by the Registrant on March 23, 2018).

10.13	Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 25, 2017).

10.14

Separation Agreement, dated July 23, 2018, by and between the Registrant and Christopher Battles (incorporated by reference to Exhibit 10.1 to the Form 10-Q for the quarter ended September 30, 2018 filed by the Registrant on October 26, 2018).

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

101

The following materials from LogMeIn, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Equity, (v) the Consolidated Statements of Cash Flows, and (vi) Notes to Consolidated Financial Statements

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

Date: February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM R. WAGNER	President, Chief Executive Officer and Director	February 21, 2019
William R. Wagner	(Principal Executive Officer)

/s/ EDWARD K. HERDIECH	Chief Financial Officer	February 21, 2019
Edward K. Herdiech	(Principal Financial and Accounting Officer)

/s/ SARA C. ANDREWS	Director	February 21, 2019
Sara C. Andrews

/s/ STEVEN J. BENSON	Director	February 21, 2019
Steven J. Benson

/s/ ITA M. BRENNAN	Director	February 21, 2019
Ita M. Brennan

/s/ ROBERT M. CALDERONI	Director	February 21, 2019
Robert M. Calderoni

/s/ MICHAEL J. CHRISTENSON	Director	February 21, 2019
Michael J. Christenson

/s/ EDWIN J. GILLIS	Director	February 21, 2019
Edwin J. Gillis

/s/ DAVID J. HENSHALL	Director	February 21, 2019
David J. Henshall

/s/ PETER J. SACRIPANTI	Director	February 21, 2019
Peter J. Sacripanti

/s/ MICHAEL K. SIMON	Director	February 21, 2019
Michael K. Simon