Form 10-Q
period 2019-03-31
LogMeIn, Inc.
filed 2019-04-26
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

As of April 22, 2019, there were 49,823,436 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

 LOGMEIN, INC.

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2018	March 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$148,652	$145,056
Accounts receivable (net of allowances of $2,785 and $3,334 as of December 31, 2018 and March 31, 2019, respectively)	95,354	88,954
Prepaid expenses and other current assets	83,887	80,944
Total current assets	327,893	314,954
Property and equipment, net	98,238	101,445
Operating lease assets (Note 9)	—	108,530
Restricted cash, net of current portion	1,840	1,803
Intangibles, net	1,059,988	1,014,935
Goodwill	2,400,390	2,413,172
Other assets	41,545	46,303
Deferred tax assets	6,059	6,106
Total assets	$3,935,953	$4,007,248
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,447	$43,769
Current operating lease liabilities (Note 9)	—	16,024
Accrued liabilities	119,379	145,189
Deferred revenue, current portion	369,780	393,807
Total current liabilities	524,606	598,789
Long-term debt	200,000	200,000
Deferred revenue, net of current portion	9,518	8,488
Deferred tax liabilities	201,212	192,850
Non-current operating lease liabilities (Note 9)	—	98,293
Other long-term liabilities	25,929	13,892
Total liabilities	961,265	1,112,312
Commitments and contingencies (Note 13)
Preferred stock, $0.01 par value — 5,000 shares authorized, 0 shares outstanding as of December 31, 2018 and March 31, 2019
Equity:
Common stock, $0.01 par value—150,000 shares authorized; 56,703 and 56,890 shares issued; and 50,692 and 50,166 outstanding as of December 31, 2018 and March 31, 2019, respectively	567	569
Additional paid-in capital	3,316,603	3,322,862
Retained earnings	84,043	58,487
Accumulated other comprehensive income (loss)	2,133	(492)
Treasury stock, at cost - 6,011 and 6,725 shares as of December 31, 2018 and March 31, 2019, respectively	(428,658)	(486,490)
Total equity	2,974,688	2,894,936
Total liabilities and equity	$3,935,953	$4,007,248

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2018	2019
Revenue	$279,217	$307,700
Cost of revenue	62,942	77,688
Gross profit	216,275	230,012
Operating expenses
Research and development	43,116	40,717
Sales and marketing	88,215	114,634
General and administrative	35,443	33,886
Restructuring charge	—	8,474
Gain on disposition of assets	(33,910)	—
Amortization of acquired intangibles	41,083	39,499
Total operating expenses	173,947	237,210
Income (loss) from operations	42,328	(7,198)
Interest income	673	661
Interest expense	(326)	(2,143)
Other income (expense), net	(240)	(260)
Income (loss) before income taxes	42,435	(8,940)
(Provision for) benefit from income taxes	(12,723)	(99)
Net income (loss)	$29,712	$(9,039)
Net income (loss) per share:
Basic	$0.57	$(0.18)
Diluted	$0.56	$(0.18)
Weighted average shares outstanding:
Basic	52,457	50,639
Diluted	53,415	50,639
Cash dividends declared and paid per share	$0.30	$0.325

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended March 31,
	2018	2019
Net income (loss)	$29,712	$(9,039)
Other comprehensive gain (loss):
Net translation gains (losses)	5,457	(2,625)
Comprehensive income (loss)	$35,169	$(11,664)

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Equity

(In thousands)

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2018	52,564	$560	$3,276,891	$50,445	$15,570	$(179,725)	$3,163,741
Issuance of common stock upon exercise of stock options	4	—	63	—	—	—	63
Net issuance of common stock upon vesting of restricted stock units	183	2	(11,232)	—	—	—	(11,230)
Stock-based compensation	—	—	15,966	—	—	—	15,966
Treasury stock	(404)	—	—	—	—	(49,039)	(49,039)
Dividends on common stock	—	—	—	(15,738)	—	—	(15,738)
Adoption of ASC 606	—	—	—	21,430	—	—	21,430
Net income (loss)	—	—	—	29,712	—	—	29,712
Cumulative translation adjustments	—	—	—	—	5,457	—	5,457
Balance at March 31, 2018	52,347	$562	$3,281,688	$85,849	$21,027	$(228,764)	$3,160,362

	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2019	50,692	$567	$3,316,603	$84,043	$2,133	$(428,658)	$2,974,688
Issuance of common stock upon exercise of stock options	1	—	41	—	—	—	41
Net issuance of common stock upon vesting of restricted stock units	187	2	(8,813)	—	—	—	(8,811)
Stock-based compensation	—	—	15,031	—	—	—	15,031
Treasury stock	(714)	—	—	—	—	(57,832)	(57,832)
Dividends on common stock	—	—	—	(16,517)	—	—	(16,517)
Net income (loss)	—	—	—	(9,039)	—	—	(9,039)
Cumulative translation adjustments	—	—	—	—	(2,625)	—	(2,625)
Balance at March 31, 2019	50,166	$569	$3,322,862	$58,487	$(492)	$(486,490)	$2,894,936

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2018	2019
Cash flows from operating activities
Net income (loss)	$29,712	$(9,039)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	15,966	15,031
Depreciation and amortization	71,290	75,944
Gain on disposition of assets, excluding transaction costs	(36,281)	-
Benefit from deferred income taxes	(9,353)	(11,651)
Other, net	464	337
Changes in assets and liabilities, excluding effect of acquisitions and dispositions:
Accounts receivable	9,820	6,024
Prepaid expenses and other current assets	4,767	2,883
Other assets	(2,767)	(6,674)
Accounts payable	9,646	9,344
Accrued liabilities	19,812	19,350
Deferred revenue	38,685	23,820
Other long-term liabilities	2,212	(5,719)
Net cash provided by operating activities	153,973	119,650
Cash flows from investing activities
Purchases of property and equipment	(7,249)	(12,187)
Intangible asset additions	(7,096)	(8,915)
Cash paid for acquisitions, net of cash acquired	—	(22,463)
Proceeds from disposition of assets	42,394	—
Net cash provided by (used in) investing activities	28,049	(43,565)
Cash flows from financing activities
Proceeds from issuance of common stock upon option exercises	63	41
Payments of withholding taxes in connection with restricted stock unit vesting	(9,230)	(7,789)
Dividends paid on common stock	(15,738)	(16,517)
Purchase of treasury stock	(46,901)	(54,067)
Net cash used in financing activities	(71,806)	(78,332)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,657	(1,385)
Net increase (decrease) in cash, cash equivalents and restricted cash	112,873	(3,632)
Cash, cash equivalents and restricted cash, beginning of period	254,209	150,492
Cash, cash equivalents and restricted cash, end of period	$367,082	$146,860
Supplemental disclosure of cash flow information
Cash paid for interest	$—	$1,906
Cash paid for (refunded from) income taxes	$4,738	$(313)
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$2,657	$7,704
Withholding taxes in connection with restricted stock unit vesting in accrued liabilities	$1,999	$1,023
Purchases of treasury stock included in accrued liabilities	$2,137	$5,554
Purchases of intangible assets included in accrued liabilities	$2,500	$—
Fair value of contingent consideration in connection with acquisition, included in accrued liabilities	$—	$3,170

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

Unaudited Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited and have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read along with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 21, 2019. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

Costs to Obtain and Fulfill a Contract — The Company’s incremental costs of obtaining a contract consist of sales commissions and their related fringe benefits. Sales commissions and fringe benefits paid on renewals are not commensurate with sales commissions paid on the initial contract, but they are commensurate with each other. Sales commissions and fringe benefits are deferred and amortized on a straight-line basis over the period of benefit, which the Company has estimated to be three to four years for initial contracts and amortized over the renewal period for renewal contracts, typically one year. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and the Company’s ability to retain customers. Deferred commissions are classified as current or noncurrent assets based on the timing the expense will be recognized. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and other assets, respectively, in the Company’s condensed consolidated balance sheets. As of December 31, 2018 and March 31, 2019, the Company had $33.7 million of current deferred commissions and $31.2 million of noncurrent deferred commissions, and $36.4 million of current deferred commissions and $35.2 million of noncurrent deferred commissions, respectively. Commissions expense is primarily included in sales and marketing expense on the condensed consolidated statements of operations. The Company had amortization expense of $3.3 million and $8.5 million related to deferred commissions during the three months ended March 31, 2018 and 2019, respectively. Other costs incurred to fulfill contracts have been immaterial to date.

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

The Company’s revenue by geography (based on customer address) is as follows (in thousands):

	Three Months Ended March 31,
	2018	2019
Revenues:
United States	$211,754	$241,294
International	67,463	66,406
Total revenue	$279,217	$307,700

The Company’s revenue by product grouping is as follows (in thousands):

	Three Months Ended March 31,
	2018	2019
Revenues:
Unified communications and collaboration	$149,907	$169,957
Identity and access management	84,670	94,179
Customer engagement and support	44,640	43,564
Total revenue	$279,217	$307,700

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

Accounts Receivable, Net — Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $5.4 million and $6.4 million are included in this balance at December 31, 2018 and March 31, 2019, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time. As of December 31, 2018 and March 31, 2019, lease receivables totaled $4.9 million (of which, $2.8 million was long term and in other assets), and $5.9 million (of which, $3.0 million was long term and in other assets), respectively.

Contract Assets and Contract Liabilities — Contract assets and contract liabilities (deferred revenue) are reported net at the contract level for each reporting period.

Contract Assets — Contract assets primarily relate to unbilled amounts typically resulting from sales contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. The contract assets are transferred to accounts receivable when the rights become unconditional. The Company had contract assets of $2.3 million as of December 31, 2018 ($1.3 million included in prepaid and other current assets and $1.0 million included in other assets) and $2.9 million as of March 31, 2019 ($1.6 million included in prepaid and other current assets and $1.3 million included in other assets).

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

For the three months ended March 31, 2019, revenue recognized related to deferred revenue at January 1, 2019 was approximately $163 million. As of March 31, 2019 approximately $572.9 million of revenue is expected to be recognized from remaining performance obligations, including backlog, primarily over the next two years.

Changes in contract balances for the three months ended March 31, 2019 are as follows (in thousands):

	Deferred Revenue
	Current	Non-Current	Total
Balance as of January 1, 2019	$369,780	$9,518	$379,298
Increase (decrease), net	24,027	(1,030)	22,997
Balance as of March 31, 2019	$393,807	$8,488	$402,295

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

For the three months ended March 31, 2018 and 2019, no customer accounted for more than 10% of revenue. As of December 31, 2018 and March 31, 2019, no customer accounted for more than 10% of accounts receivable.

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

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of November 30, 2018, our measurement date, the fair value of the Company as a whole exceeded the carrying amount of the Company. Through March 31, 2019, no events have been identified indicating an impairment.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through March 31, 2019, the Company recorded no material impairments.

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

As of December 31, 2018 and March 31, 2019, the Company had outstanding forward contracts with notional amounts equivalent to the following (in thousands):

Currency Hedged	December 31, 2018	March 31, 2019
Euro / Canadian Dollar	$537	$—
Euro / U.S. Dollar	5,203	4,175
Euro / British Pound	3,809	3,681
British Pound / U.S. Dollar	563	—
Euro / Hungarian Forint	—	3,451
U.S. Dollar / Israeli Shekel	—	1,105
U.S. Dollar / Canadian Dollar	4,504	1,303
Total	$14,616	$13,715

Net realized and unrealized foreign currency gains and losses was a net loss of $0.2 million and $0.3 million for the three months ended March 31, 2018 and 2019, respectively, which are included in other income (expense), net in the condensed consolidated statements of operations. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in foreign currency gains and losses was a net gain of $0.3 million and a net loss of $0.5 million for the three months ended March 31, 2018 and 2019, respectively.

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

In the ordinary course of business, the Company enters into agreements with certain customers that contractually obligate the Company to provide indemnifications of varying scope and terms with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements, from the services provided by the Company or claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is, in many cases, unlimited. Through March 31, 2019, the Company has not experienced any losses related to these indemnification obligations.

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

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net income (loss) per share because they had an anti-dilutive impact (in thousands):

	Three Months Ended March 31,
	2018	2019
Options to purchase common shares	—	44
Restricted stock units	—	1,335
Total options and restricted stock units	—	1,379

Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share data):

	Three Months Ended March 31,
	2018	2019
Net income (loss)	$29,712	$(9,039)
Basic:
Weighted average common shares outstanding, basic	52,457	50,639
Net income (loss) per share, basic	$0.57	$(0.18)
Diluted:
Weighted average common shares outstanding	52,457	50,639
Add: Common stock equivalents	958	-
Weighted average common shares outstanding, diluted	53,415	50,639
Net income (loss) per share, diluted	$0.56	$(0.18)

Recently Adopted Accounting Pronouncements

On January 1, 2019, the Company adopted ASU 2016-02, Leases Topic 842, or ASU 2016-02, which requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. In general, lease arrangements exceeding a twelve-month term must be recognized as assets and liabilities on the balance sheet. Under ASU 2016-02, a right of use asset and lease obligation is recorded for all leases, whether operating or financing, while the income statement reflects lease expense for operating leases and amortization/interest expense for financing leases. The Financial Accounting Standards Board, or FASB, also issued ASU 2018-10, Codification Improvements to Topic 842 Leases, and ASU 2018-11, Targeted Improvements to Topic 842 Leases, which allows the new lease standard to be applied as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings rather than retroactive restatement of all periods presented.

The Company adopted ASU 2016-02 and related amendments (collectively referred to herein as Topic 842) on January 1, 2019 using the modified retrospective approach applied at the beginning of the period of adoption and recorded operating lease assets of $117.3 million and operating lease liabilities of $123.4 million. The operating lease assets are lower than the operating lease liabilities, primarily because previously recorded net deferred rent balances were reclassified into the operating lease assets. There was no impact to retained earnings upon adoption of Topic 842.

The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company to carry forward its historical lease classification. In addition, the Company has elected to exempt short term leases that qualify from recognizing right of use assets or lease liabilities, and has elected to not separate lease and non-lease components for all leases of which it is the lessee. The Company’s non-lease components are primarily related to maintenance related costs, which are typically variable in nature and are expensed in the period incurred.

The Company accounts for a contract as a lease when it has the right to control the asset for a period of time while obtaining substantially all of the assets’ economic benefits. The Company’s leases are primarily for office space. The Company determines the initial classification and measurement of its operating right-of-use assets and operating lease liabilities at the lease commencement date and thereafter if modified. The lease term includes any renewal options that the Company is reasonably assured to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated incremental borrowing rate for that lease term.

Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expense in the condensed consolidated statements of operations. For finance leases, any interest expense is recognized using the effective interest method and is included within interest expense. Amounts related to finance leases were immaterial as of March 31, 2019.

For all leases, payments that are based on a fixed index or rate are included in the measurement of right-of-use assets and lease liabilities using the index or rate at the lease commencement date. The portion of future payments that vary based on the outcome of future indexes or rates are expensed in the period incurred.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, referred to herein as ASU 2018-15. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The provisions may be adopted prospectively or retrospectively. ASU 2018-15 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the potential impact of the adoption of ASU 2018-15 on its condensed consolidated financial statements.

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

The Company’s Level 3 liability at March 31, 2019 consisted of contingent consideration related to a 2019 acquisition, as described further in Note 4 below. The contingent consideration of up to $4.0 million was based on the achievement of certain development milestones, the fair value of which was estimated at $3.2 million as of March 31, 2019. The fair value of contingent consideration was estimated by applying a probability-based model, which utilized inputs that were unobservable in the market.

The Company’s significant financial assets and liabilities are measured at fair value in the table below (in thousands), which excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents — money market funds	$7,207	$19,943	$—	$27,150
Forward contracts ($14.6 million notional amount)	$—	$5	$—	$5

	Fair Value Measurements at March 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents — money market funds	$2,092	$19,940	$—	$22,032
Forward contracts ($13.7 million notional amount)	$—	$(35)	$—	$(35)
Contingent consideration liability	$—	$—	$(3,151)	$(3,151)

4. Acquisitions

Acquisition-Related Costs

Acquisition-related costs were $5.1 million and $3.9 million for the three months ended March 31, 2018 and 2019, respectively. Acquisition-related costs are associated with the acquisitions of businesses and intellectual property and include transaction, transition and integration-related charges (including legal, accounting and other professional fees, severance, and retention bonuses) and subsequent adjustments to the Company’s initial estimated amount of contingent consideration associated with acquisitions. Acquisition-related costs for the three months ended March 31, 2018 were primarily related to $2.1 million in integration-related severance costs, $2.0 million of transaction, transition and integration-related expenses primarily for the acquisition of Jive Communications, Inc., or Jive, in April 2018, and $1.0 million of retention-based bonuses primarily related to the acquisition of Nanorep Technologies Ltd., or Nanorep, in July 2017. Acquisition-related costs for the three months ended March 31, 2019 were primarily related to $0.9 million of transaction, transition and integration-related costs and $3.0 million of retention-based bonuses primarily related to the Jive and Nanorep acquisitions.

2019 Acquisitions

On February 6, 2019, the Company acquired substantially all of the assets of an Israeli-based company specializing in artificial intelligence, or A.I., and speech-to-text recognition, pursuant to an asset purchase agreement. The Company completed the acquisition for $5.0 million in cash and potential acquisition-related contingent consideration totaling up to $4.0 million payable in 2019 and 2020 contingent upon the achievement of certain development milestones. This contingent liability was recorded at an estimated fair value of $3.2 million at the acquisition date which is included in accrued expenses on the accompanying consolidated balance sheet as of March 31, 2019. The Company will re-measure the fair value of the contingent consideration at each subsequent reporting period and recognize any adjustments to fair value as part of earnings. Additionally, the Company expects to pay up to $2.0 million in retention-based bonus payments to certain employees upon the achievement of specified retention milestones over the two-year period following the closing of the transaction. The Company accounted for the acquisition as a business combination. Assets acquired were primarily intellectual property.  The Company’s preliminary purchase price allocation of the $8.2 million purchase consideration was $5.1 million of completed technology and $3.1 million of goodwill. The allocation of the purchase price is preliminary for the valuation of intangible assets as the Company is still gathering information. The Company plans to finalize the preliminary purchase price allocation in the second quarter of 2019.

On February 21, 2019, the Company acquired a California-based provider of multi-factor and single-sign-on, or SSO, services pursuant to a stock purchase agreement dated February 13, 2019 for $17.5 million, net of cash acquired. Additionally, the Company expects to pay up to $4.4 million in retention-based bonus payments to certain employees upon the achievement of specified retention milestones over a three-year period following the closing of the transaction. The Company accounted for the acquisition as a business combination. The Company’s preliminary purchase price allocation of the $17.5 million purchase consideration was $11.8 million of completed technology, $9.0 million of goodwill and other current assets of $0.1 million partially offset by current liabilities of $0.3 million and a long-term deferred tax liability of $3.1 million primarily related to the amortization of intangible assets which cannot be deducted for tax purposes. The allocation of the purchase price is preliminary for income taxes and the valuation of intangible assets as the Company is still gathering information. The Company plans to finalize the preliminary purchase price allocation in the second quarter of 2019.

The operating results of these February 2019 acquisitions, which have been included in the Company’s results since the date of the acquisitions, are not material. Accordingly, pro forma financial information for these business combinations has not been presented.

2018 Acquisition

Jive Communications, Inc.

On April 3, 2018, the Company acquired all of the outstanding equity of Jive Communications, Inc., a provider of cloud-based phone systems and Unified Communications services for $342.1 million, net of cash acquired. The Company funded the purchase price through a combination of existing cash on-hand and a $200.0 million revolving loan borrowed pursuant to its existing credit agreement.

Additionally, the Company expects to pay up to $15 million in retention-based bonus payments to certain employees of Jive upon the achievement of specified retention milestones over the two-year period following the closing of the transaction, of which $1.1 million has been paid as of March 31, 2019. At the time of the closing, Jive had approximately 700 employees and fiscal year 2017 revenue was approximately $80 million. The operating results of Jive have been included in the Company’s results since the date of the acquisition. The Company continues to integrate Jive into its business and has begun selling new bundled product offerings. In 2019, stand-alone Jive revenue and operating income are not provided as the continued integration of the business and go-to-market strategy made these metrics incomparable to prior periods.

The acquisition was accounted for under the acquisition method of accounting. The acquisition method of accounting requires, among other things, that assets acquired and liabilities assumed be recognized at their fair values as of the acquisition date. The fair value of assets acquired and liabilities assumed has been recognized based on management’s estimates and assumptions using the information about facts and circumstances that existed at the acquisition date. The Company finalized the allocation of purchase price in the fourth quarter of 2018.

The following table summarizes the Company’s purchase price allocation (in thousands):

Cash	$2,571
Accounts receivable	11,986
Property and equipment	2,492
Prepaid expenses and other current assets	2,511
Other assets	2,255
Intangible assets:
Completed technology (9 years)	35,200
Customer relationships (10 years)	117,500
Trade name (2 years)	900
Deferred revenue	(5,498)
Accounts payable and accrued liabilities	(7,685)
Deferred tax liabilities, net	(25,223)
Goodwill	207,634
Total purchase consideration	344,643
Less: cash acquired	(2,571)
Total purchase consideration, net of cash acquired	$342,072

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

Unaudited Pro Forma Financial Information (in millions except per share amounts)

	Three Months Ended March 31, 2018
	Reported	Pro Forma
	(unaudited)
Revenue	$279.2	$301.8
Net income	$29.7	$19.7
Net income per share:
Basic	$0.57	$0.38
Diluted	$0.56	$0.37
Weighted average shares outstanding:
Basic	52.5	52.5
Diluted	53.4	53.4

5. Divestitures

Divestiture of Xively

On February 9, 2018, the Company and certain of its subsidiaries entered into an agreement to sell its Xively business. On March 20, 2018, the Company completed the sale for consideration of $49.9 million, comprised of $42.4 million of cash received in the first quarter of 2018 and $7.5 million of receivables held back as an escrow by the buyer as an exclusive security in the event of the Company’s breach of any of the representations and warranties in the definitive agreement. The $7.5 million receivable, due in September 2019, had a net present value of $7.4 million as of March 31, 2019, and is included in prepaids and other current assets on the condensed consolidated balance sheet.

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

6. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill during the three months ended March 31, 2019 are primarily due to 2019 acquisitions. For additional information regarding these acquisitions, see Note 4 to the condensed consolidated financial statements.

Changes in goodwill for the three months ended March 31, 2019 are as follows (in thousands):

Balance, January 1, 2019	$2,400,390
Goodwill resulting from 2019 acquisitions	12,040
Foreign currency translation adjustments	742
Balance, March 31, 2019	$2,413,172

Intangible assets consist of the following (in thousands):

	December 31, 2018			March 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life Remaining (in years)
Identifiable intangible assets:
Customer relationships	$920,265	$294,362	$625,903	$917,747	$330,147	$587,600	6.3
Technology	481,776	132,895	348,881	497,449	153,436	344,013	6.8
Trade names and trademarks	70,985	20,685	50,300	70,757	23,157	47,600	6.8
Other	3,577	1,319	2,258	3,576	1,398	2,178	6.8
Internally developed software	66,361	33,715	32,646	74,989	41,445	33,544	1.4
	$1,542,964	$482,976	$1,059,988	$1,564,518	$549,583	$1,014,935

During the three months ended March 31, 2019, the Company capitalized $16.9 million for technology as intangible assets in connection with its 2019 acquisitions. During the three months ended March 31, 2018 and 2019, the Company capitalized $7.1 million and $8.9 million, respectively, of costs related to internally developed software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services.

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

	Three Months Ended March 31,
	2018	2019
Cost of revenue:
Amortization of internally developed software	$4,394	$8,034
Amortization of acquired intangibles (1)	17,885	20,970
Sub-Total amortization of intangibles in cost of revenue	22,279	29,004
Amortization of acquired intangibles (1)	41,083	39,499
Total amortization of intangibles	$63,362	$68,503

(1)	Total amortization of acquired intangibles was $59.0 million and $60.5 million for the three months ended March 31, 2018 and 2019, respectively.

Future estimated amortization expense for intangible assets at March 31, 2019 is as follows (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2019 (nine months ending December 31)	$201,864
2020	225,045
2021	181,495
2022	144,668
2023	114,738
2024	89,221
Thereafter	57,904
Total	$1,014,935

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2018	March 31, 2019
Marketing programs	$13,857	$14,089
Compensation and benefits-related	42,024	45,683
Acquisition-related (1)	6,407	9,374
Other accrued liabilities	57,091	76,043
Total accrued liabilities	$119,379	$145,189

(1) Acquisition-related costs include transaction, transition and integration-related fees and expenses and acquisition retention-based bonus costs.

8. Restructuring Charges

On February 11, 2019, the Company’s Board of Directors approved a global restructuring plan, including a reduction in force which will result in the termination of approximately 4% of the Company’s workforce and the consolidation of certain leased facilities. By restructuring, the Company seeks to streamline its organization and reallocate resources to better align with the Company’s current growth acceleration goals. The Company expects to incur pre-tax restructuring charges of approximately $16 million, primarily attributable to termination benefits and related costs and consolidation of certain leased facilities. In the first quarter of 2019, the Company recorded restructuring charges of $8.5 million for termination benefits associated with approximately 110 employees and related costs. The Company expects leased facility consolidations to occur in the second half of 2019.

The following table summarizes restructuring accrual activity, included in accrued liabilities, for the three months ended March 31, 2019 (in thousands):

Employee severance and related costs
Balance, January 1, 2019	$—
Charges to operations, net	8,474
Cash disbursements	(1,859)
Foreign exchange impact	(35)
Balance, March 31, 2019	$6,580

9. Leases

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. The Company recorded operating lease assets (right-of-use assets) of $117.3 million and operating lease liabilities of $123.4 million. There was no impact to retained earnings upon adoption of Topic 842. The underlying assets of the Company’s leases are primarily office space. The Company determines if an arrangement qualifies as a lease at its inception.

As a practical expedient permitted under Topic 842, the Company has elected to account for the lease and non-lease components as a single lease component for all leases of which it is the lessee. Lease payments, which may include lease and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts that depend on a rate or index as stipulated in the lease contract. When the Company cannot readily determine the rate implicit in the lease, the Company determines its incremental borrowing rate by using the rate of interest that it would have to pay to borrow on a collateralized basis over a similar term, an amount equal to the lease payments in a similar economic environment. On January 1, 2019, the discount rate used on existing operating leases at adoption, which had remaining lease terms between 2 and 12 years, ranged from 4.8-6.7%. For new or renewed leases starting in 2019, the discount rate is determined based on the Company’s incremental borrowing rate adjusted for the lease term including any reasonably certain renewal periods.

The Company enters into lease agreements with terms generally ranging from 2-15 years. Some of the Company’s lease agreements include Company options to either extend and/or early terminate the lease, the costs of which are included in our operating lease liabilities to the extent that such options are reasonably certain of being exercised. Leases with renewal options allow the Company to extend the lease term typically between 1 and 5 years. When determining the lease term, renewal options reasonably certain of being exercised are included in the lease term. When determining if a renewal option is reasonably certain of being exercised, the Company considers several economic factors, including but not limited to, the significance of leasehold improvements incurred on the property, whether the asset is difficult to replace, underlying contractual obligations, or specific characteristics unique to that particular lease that would make it reasonably certain that the Company would exercise such option. Renewal and termination options were generally not included in the lease term for the Company’s existing operating leases.

As of March 31, 2019, operating lease assets were $108.5 million and operating lease liabilities were $114.3 million. Amounts related to financing leases were immaterial. The maturity of the Company’s operating lease liabilities as of March 31, 2019 are as follows (in thousands):

As of March 31, 2019
2019 (nine months ending December 31)	$16,132
2020	23,640
2021	22,158
2022	20,189
2023	15,193
2024	10,555
Thereafter	35,697
Total future minimum lease payments	143,564
Less imputed interest	29,247
Total operating lease liabilities	$114,317
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$16,024
Non-current operating lease liabilities	98,293
Total operating lease liabilities	$114,317

For the three months ended March 31, 2019, the total lease cost is comprised of the following amounts (in thousands):

Three months ended March 31, 2019
Operating lease expense	$5,923
Variable lease expense	1,058
Short-term lease expense	147
Total lease expense	$7,128

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

Three months ended March 31, 2019
Operating cash flows from operating leases	$(5,298)

During the first quarter of 2019, the Company reassigned one of its leases located in Dublin, Ireland and was relieved of its obligation, which resulted in a reduction of its right of use asset of $3.5 million and a reduction of the operating lease liability of $3.8 million.

The following summarizes additional information related to operating leases:

As of March 31, 2019
Weighted-average remaining lease term — operating leases	7.1
Weighted-average discount rate — operating leases	6.0%

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases, the total commitment for non-cancelable operating leases was $153.7 million as of December 31, 2018 (in thousands):

Years Ending December 31	Lease Commitments
2019	$23,969
2020	24,079
2021	22,253
2022	20,165
2023	14,986
Thereafter	48,290
Total	$153,742

10. Income Taxes

For the three months ended March 31, 2018 and 2019, the Company recorded a provision for federal, state and foreign taxes of $12.7 million on a profit before income taxes of $42.4 million and a provision of $0.1 million on a loss before income taxes of $8.9 million, respectively. The effective income tax rates for the three months ended March 31, 2018 and 2019 were impacted by profits earned in certain foreign jurisdictions, primarily the Company’s Irish subsidiaries, which are subject to lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the three months ended March 31, 2018 was also impacted by $1.7 million of excess tax deductions on stock compensation recorded as discrete tax benefits. During the three months ended March 31, 2018, the Company recorded discrete income tax provisions of $1.4 million related to discrete integration activities, $9.2 million on a pre-tax gain on disposition of assets of $33.9 million as a result of the divestiture of its Xively business, and $0.7 million to increase its one-time mandatory transition tax estimate as a result of the U.S. Tax Act.

Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, the Company estimates deferred tax assets, current tax liabilities and deferred tax liabilities, and the Company assesses temporary differences resulting from differing treatment of items for tax and accounting purposes. As of March 31, 2019, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary (this entity has historical tax losses) and for a portion of its California and Massachusetts state net operating losses. The Company concluded it was not more likely than not that these deferred tax assets are realizable.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company and its subsidiaries are examined by various taxing authorities, including the Internal Revenue Service in the United States. The United States federal income tax returns are open to examination from 2017. The Company regularly assesses the likelihood of additional assessments by tax authorities and provides for these matters as appropriate. Audits by tax authorities typically involve examination of the deductibility of certain permanent items, limitations on net operating losses and tax credits.

Although the Company believes its tax estimates are appropriate, the final determination of tax audits could result in material changes in its estimates. The Company has recorded a liability related to uncertain tax positions of $4.8 million and $5.4 million as of December 31, 2018 and March 31, 2019, respectively. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision, which was $25,000 and $44,000 of interest expense for the three months ended March 31, 2018 and 2019, respectively.

11. Common Stock and Equity

On February 23, 2017, the Company’s Board of Directors approved a three-year capital return plan intended to return up to $700 million to stockholders through a combination of share repurchases and dividends. During the first quarter of 2019, the Company paid a cash dividend of $0.325 per share on March 12, 2019 to stockholders of record as of February 25, 2019. The Company’s Board of Directors will continue to review this capital return plan for potential modifications based on the Company’s financial performance, business outlook and other considerations. The timing and number of shares to be repurchased and/or the amount of cash dividends to be paid to the Company’s stockholders pursuant to the capital return plan will depend upon prevailing market conditions and other factors. Additionally, the Company’s credit facility contains certain financial and operating covenants that may restrict its ability to pay dividends in the future.

The Company paid cash dividends per share during the periods presented as follows:

	Year Ended December 31, 2018		Year Ended December 31, 2019
	Dividends Per Share	Amount (in millions)	Dividends Per Share	Amount (in millions)
First quarter	$0.30	$15.7	$0.325	$16.5
Second quarter	0.30	15.6
Third quarter	0.30	15.5
Fourth quarter	0.30	15.3
Total cash dividends paid	$1.20	$62.2

For the three months ended March 31, 2018 and 2019, the Company repurchased 404,022 and 713,985 shares of its common stock at an average price of $121.38 and $81.00 per share, for a total cost of $49.0 million and $57.8 million, respectively.

12. Stock Incentive Plan

The Company’s 2009 Stock Incentive Plan, referred to herein as the 2009 Plan, is administered by the Board of Directors and the Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. The Company awards restricted stock units as its principal equity incentive award. Restricted stock units with time-based vesting conditions generally vest over a three-year period while restricted stock units with market-based or performance-based vesting conditions generally vest over two- or three-year periods. Until 2012, the Company generally granted stock options as the principal equity incentive award. Options generally vested over a four-year period and expire ten years from the date of grant. Certain stock-based awards provide for accelerated vesting if the Company experiences a change in control. As of March 31, 2019, 6.4 million shares remained available for grant under the 2009 Plan.

As of March 31, 2019, 44,154 stock options were outstanding with a weighted average exercise price of $29.79, aggregate intrinsic value of $2.2 million and weighted average remaining contractual term of approximately three years. The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $80.10 per share on March 31, 2019 and the exercise price of the options.

During the three months ended March 31, 2019, the Company granted the following restricted stock unit awards (in thousands):

Type of Award	Number of Restricted Stock Units
Time-based (1)	106

(1)	Time-based restricted stock units generally vest one-third every year for three years and are valued on the grant date using the grant date closing price of the underlying shares.

The following table summarizes restricted stock unit activity, including market-based TSR Units during the three months ended March 31, 2019 (shares in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2019	1,548	$100.55
Restricted stock units granted	106	82.27
Restricted stock units earned	14
Restricted stock units vested	(286)	86.60
Restricted stock units forfeited	(47)	105.37
Unvested as of March 31, 2019	1,335	$101.53

Market-based restricted stock units granted to certain key executives vest equally upon the achievement of a relative total shareholder return, or TSR, target as measured over a two- and three-year performance period versus the TSR realized for that same period by a specified stock index. The number of shares earned can range from 0% to 200% of the target shares awarded depending on the Company’s level of achievement. These market-based awards are referred to herein as TSR Units and are also tied to the individual executive’s continued employment with the Company throughout the applicable performance period. As of March 31, 2019, 135,313 TSR Units were outstanding.

In February 2019, 63,955 restricted stock units with performance-based vesting conditions vested. These performance-based awards were granted in February 2017 and vesting was based on the achievement of certain financial performance metrics for fiscal years 2017 and 2018 established by the Board of Directors at the time of grant. Also, a total of 18,750 target TSR Units, which were awarded in 2016, vested at 176% of the target TSR Units granted (an additional 14,250 were earned and vested). These TSR Units were measured against the Russell 2000 Index for that same period.

On April 1, 2019, the Company granted restricted stock units to employees, including some of our executive officers, as summarized in the following table (in thousands):

	Time-Based RSUs(1)	Performance-Based RSUs(2)	Market-Based TSR Units(3)
Number of restricted stock units granted	793	54	54

(1)	Time-based restricted stock units generally vest one-third every year for three years and are valued on the grant date using the grant date closing price of the underlying shares.
(2)

Performance-based restricted stock units are eligible to vest in March 2021 based upon attainment of a fiscal 2020 financial target. The number of shares earned can range from 0% to 200% of the target shares awarded depending on the Company’s level of achievement.

(3)

Market-based TSR Units are eligible to vest in April 2022 based upon our achievement of a total stockholder return target relative to the TSR realized for that same period by a specified stock index.  The number of shares earned can range from 0% to 200% of the target shares awarded depending on the Company’s level of achievement.

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

	Three Months Ended March 31,
	2018	2019
Cost of revenue	$1,216	$980
Research and development	4,943	4,705
Sales and marketing	3,695	3,148
General and administrative	6,112	6,198
Total stock-based compensation expense	$15,966	$15,031

As of March 31, 2019, there was approximately $91 million of total unrecognized share-based compensation cost related to unvested stock awards which are expected to be recognized over a weighted average period of 2.0 years.

13. Commitments and Contingencies

Operating Leases — As of March 31, 2019, the Company had operating lease agreements for offices in the United States, Hungary, Germany, Australia, the United Kingdom, Ireland, Israel, India, Canada, Brazil, Guatemala, and Mexico, see Note 9 to the condensed consolidated financial statements for additional information regarding the Company’s leases.

Litigation — The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

On August 20, 2018, a securities class action lawsuit, referred to herein as the Securities Class Action, was initiated by purported stockholders of the Company in the U.S. District Court for the Central District of California against the Company and certain of its officers, entitled Wasson v. LogMeIn, Inc. et al. (Case No. 2:18-cv-07285). On November 6, 2018 the case was transferred to the District of Massachusetts (Case No. 1:18-cv-12330). The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 based on alleged misstatements or omissions concerning renewal rates for the Company’s subscription contracts. The Company believes the lawsuit lacks merit and intends to defend it vigorously.

On January 30, 2019, a derivative action, referred to herein as the Derivative Action, was filed in the District of Massachusetts against the Company’s Board of Directors, entitled Schlagel v. Wagner et al. (Case No. 1:19-cv-10204) alleging breach of fiduciary duty, waste of corporate assets, and violation of Sections 10(b) and 14(a) of the Securities and Exchange Act of 1934 related to the same allegations as the Securities Class Action.  The complaint seeks unspecified damages, fees and costs. The Derivate Action currently is stayed during the pleadings phase of the Securities Class Action. The Company intends to defend the lawsuit vigorously.

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

14. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments. The Company has determined that the undistributed earnings of all of its foreign subsidiaries, except for 100% of the current and prior year earnings and foreign currency translation adjustments related to those earnings, will continue to be indefinitely reinvested outside the United States for any additional outside basis differences inherent in these entities. Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and, as of December 31, 2018 and March 31, 2019, was comprised of cumulative translation adjustment gains of $2.1 million and cumulative translation adjustment losses of $0.5 million, respectively. There were no material reclassifications to earnings in the three months ended March 31, 2018 and 2019.

15. Credit Facility

On February 1, 2017, the Company entered into an Amended and Restated Credit Agreement, or the Amended Credit Agreement, which increased the Company’s secured revolving credit facility from $150 million to $400 million in the aggregate and permits the Company to increase the revolving credit facility and/or enter into one or more tranches of term loans up to an additional $200 million. On March 23, 2018, the Company entered into a borrower accession agreement with its wholly-owned subsidiary, LogMeIn USA, Inc. and JPMorgan Chase Bank, N.A. acting in its capacity as administrative agent, pursuant to which LogMeIn USA, Inc. became a borrower under the Company’s existing multi-currency Amended Credit Agreement. The credit facility matures February 1, 2022. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty. The Company and its subsidiaries expect to use the credit facility for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital. On April 2, 2018, the Company borrowed $200.0 million under the Amended Credit Agreement to partially fund the acquisition of Jive, described further in Note 4 to the condensed consolidated financial statements. The Company had an outstanding debt balance of $200.0 million as of March 31, 2019.

Loans under the Amended Credit Agreement bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company, as described below. As of April 11, 2019, the annual rate on the $200.0 million outstanding debt balance was 3.75%, which will reset on May 13, 2019. The average interest rate on borrowings outstanding for the three months ended March 31, 2019 was 3.8%. The quarterly commitment fee on the undrawn portion of the credit facility ranges from 0.15% to 0.30% per annum, based upon the Company’s total leverage ratio.

The Amended Credit Agreement contains customary affirmative and negative covenants, subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Amended Credit Agreement. As of March 31, 2019, the Company was in compliance with all financial and operating covenants of the Amended Credit Agreement.

Any failure to comply with the financial or operating covenants of the Amended Credit Agreement would prevent the Company from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility.

As of December 31, 2018 and March 31, 2019, the Company had $1.7 million and $1.5 million, respectively, of origination costs recorded in other assets on the accompanying condensed consolidated balance sheet. The Company presents debt issuance costs related to the revolving debt arrangement as an asset and subsequently amortizes the deferred debt issuance costs ratably over the term of the credit facility.

16. Subsequent Events

Cash Dividend

On April 25, 2019, the Company announced that its Board of Directors declared a cash dividend of $0.325 per share of common stock. The dividend is payable on May 24, 2019 to stockholders of record as of May 8, 2019.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited condensed consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2018 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 21, 2019. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

Investing in Growth

In February 2019, we announced a strategic growth plan that included incremental investments to fund additional sales capacity, marketing programs and research and development initiatives, designed to further accelerate revenue growth. As part of this investment plan, we announced a global restructuring, including a reduction in force which will result in the termination of approximately 4% of our workforce and the consolidation of certain leased facilities. By restructuring, we are seeking to streamline our organization and reallocate resources to better align with our current growth acceleration goals and to partially fund our incremental investments. We expect to incur pre-tax restructuring charges of approximately $16 million and to substantially complete the restructuring by the end of fiscal year 2019. As of March 31, 2019, we recorded a restructuring charge of $8.5 million, which includes one-time employee termination benefits and related costs. As a result of this strategic plan, we expect an increase in sales and marketing investments in 2019 which will increase sales and marketing expenses as a percentage of revenue compared to 2018.

Operating Results

In the three months ended March 31, 2019, we recognized revenues of $307.7 million and generated cash flows from operating activities of $119.7 million, and we ended the quarter with $145.1 million of cash and cash equivalents and $200.0 million of outstanding borrowings under our credit facility. We recorded a net loss of $9.0 million in the three months ended March 31, 2019, including amortization of acquired intangible assets of $60.5 million, a restructuring charge of $8.5 million, and acquisition-related transaction, transition and integration-related fees and expenses of $3.9 million, primarily related to our acquisition of Jive Communications, Inc.

In the three months ended March 31, 2018, we recognized revenues of $279.2 million and generated cash flows from operating activities of $154.0 million, and we ended the quarter with $365.2 million of cash and cash equivalents and no outstanding borrowings under our credit facility. We recorded net income of $29.7 million in the three months ended March 31, 2018, including a gain of $33.9 million related to the divestiture of our Xively business; amortization of acquired intangible assets of $59.0 million; and acquisition-related transaction, transition and integration-related fees and expenses of $5.1 million, primarily related to the acquisition of the GoTo family of service offerings, or the GoTo Business, from a wholly–owned subsidiary of Citrix Systems, Inc., which we refer to herein as the Merger, and our acquisition of Jive Communications, Inc.

Earnings in the first quarter of 2019 as compared to the first quarter of 2018 are lower due primarily to the gain related to the divestiture of our Xively business in the first quarter of 2018, the restructuring charge recorded in the first quarter of 2019, and the planned investments announced in February 2019.

Capital Returns

On February 23, 2017, our Board of Directors approved a three-year capital return plan intended to return up to $700 million to stockholders through a combination of share repurchases and dividends. As of March 31, 2019, we have returned $494.2 million to stockholders under this capital return plan, including $74.3 million during the first three months of 2019 comprised of the following:

•	A total of $57.8 million spent to repurchase 713,985 shares of our common stock at an average price of $81.00 per share.
•	A total of $16.5 million paid in cash dividends ($0.325 per share of our common stock paid on March 12, 2019 to stockholders of record as of February 25, 2019).

On April 25, 2019, we announced that our Board of Directors declared a cash dividend of $0.325 per share of common stock. The dividend is payable on May 24, 2019 to stockholders of record as of May 8, 2019. While we currently intend to pay quarterly cash dividends during the remainder of 2019, our Board of Directors will continue to review this capital return plan for potential modifications and will determine whether to declare dividends on a quarterly basis based on our financial performance, business outlook and other considerations.

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

We calculate our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. For the three months ended March 31, 2019, our gross annualized renewal rate was approximately 80%. We will continue to monitor and assess our renewal rate calculation and methodology to ensure that it is appropriate.

Revenue by product grouping is as follows (in thousands):

	Three Months Ended March 31,
	2018	2019
Revenues:
Unified communications and collaboration	$149,907	$169,957
Identity and access management	84,670	94,179
Customer engagement and support	44,640	43,564
Total revenue	$279,217	$307,700

Employees

Our number of full-time employees was 3,554 at March 31, 2019, compared to 3,515 at December 31, 2018 and 2,676 at March 31, 2018.

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

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, retention-based bonus expense related to our acquisitions, facility expense, cloud computing services, consulting fees associated with outsourced development projects, travel-related costs for development personnel, and depreciation of assets used in development. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. More than half of our research and development employees are located internationally in our development centers in Hungary, Germany, Canada, Israel and India. Therefore, a large portion of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized costs of $7.1 million and $8.9 million for the three months ended March 31, 2018 and 2019, respectively, related to internally developed software to be sold as a service, which were incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will remain relatively constant as a percentage of revenue.

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

Critical Accounting Policies

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We base our estimates and assumptions on historical experience and other factors that we believe to be reasonable under the circumstances. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from these estimates under different assumptions and conditions. Our most critical accounting policies are listed below:

•	Revenue recognition;
•	Income taxes;
•	Goodwill and acquired intangible assets; and
•	Loss contingencies.

Revenue Recognition - We derive our revenue primarily from subscription fees for our premium services, and, to a lesser extent, usage fees from our audio services. Revenue is reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction including mandatory government charges that are billed to our customers. Revenue is recognized when control of these services is transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for those services.

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

Revenue from our premium subscription services represents a single promise to provide continuous access (i.e., a stand-ready obligation) to our software solutions and their processing capabilities in the form of a service through one of our data centers. Our software cannot be run on another entity’s hardware and customers do not have the right to take possession of the software and use it on their own or another entity’s hardware. As each day of providing access to the software is substantially the same and the customer simultaneously receives and consumes the benefits as access is provided, we determined that our premium subscription services arrangements include a single performance obligation comprised of a series of distinct services. Revenue from our premium subscription services is recognized over time on a ratable basis over the contract term beginning on the date that our service is made available to the customer. Subscription periods range from monthly to multi-year, are typically billed in advance, and are non-cancelable.

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

Results of Consolidated Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated (dollar amounts in thousands):

	Three Months Ended March 31,
	2018		2019
	Amount	Percent of Revenue	Amount	Percent of Revenue	Percent Change
Revenue	$279,217	100%	$307,700	100%	10%
Cost of revenue	62,942	23%	77,688	25%	23%
Gross profit	216,275	77%	$230,012	75%	6%
Operating expenses
Research and development	43,116	15%	40,717	13%	(6)%
Sales and marketing	88,215	32%	114,634	37%	30%
General and administrative	35,443	13%	33,886	11%	(4)%
Restructuring charge	-		8,474	3%
Gain on disposition of assets	(33,910)	(12)%	-
Amortization of acquired intangibles	41,083	15%	39,499	13%	(4)%
Total operating expenses	173,947	62%	237,210	77%	36%
Income (loss) from operations	$42,328	15%	$(7,198)	(2)%	(117)%

	As of March 31,		Percent
	2018	2019	Change
Employees:
Cost of revenue	428	741	73%
Research and development	997	1,153	16%
Sales and marketing	878	1,180	34%
General and administrative	373	480	29%
Total headcount at end of period	2,676	3,554

In April 2018, we completed our acquisition of Jive Communications, Inc., or Jive, a provider of cloud-based phone systems and unified communications services. At the time of closing, Jive had approximately 700 employees and its fiscal year 2017 revenue was approximately $80 million.

Three Months Ended March 31, 2018 and 2019

Revenue. Revenue increased $28.5 million, or 10%, from $279.2 million for the three months ended March 31, 2018 to $307.7 million for the three months ended March 31, 2019. The effect of acquisition accounting on the fair value of acquired deferred revenue was $1.1 million and $0.4 million for the GoTo Business in the three months ended March 31, 2018 and 2019, respectively.

Cost of Revenue. Cost of revenue increased $14.8 million, or 23%, from $62.9 million for the three months ended March 31, 2018 to $77.7 million for the three months ended March 31, 2019 and as a percentage of revenue was 23% and 25%, respectively. The increase in cost of revenue as a percentage of revenue includes an increase in amortization of acquired intangible assets from $17.9 million to $21.0 million for the three months ended March 31, 2018 and 2019, respectively. This increase is primarily attributable to the acquired intangibles of Jive. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized. Cost of revenue for the three months ended March 31, 2018 and 2019, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $15.9 million and $16.8 million, respectively; facility-related costs of $1.7 million and $2.0 million, respectively; depreciation, maintenance, and amortization of internally developed software of $11.1 million and $15.0 million, respectively; professional services expense of $3.9 million and $2.5 million, respectively; and data center, telecommunications and cloud computing service costs of $11.7 million and $14.8 million, respectively. Cost of revenue for the three months ended March 31, 2018 and 2019 included $0.5 million and $1.0 million of royalty expense, respectively. Further, telecommunication product costs totaled $4.2 million for the three months ended March 31, 2019. Included in personnel-related costs in both the three months ended March 31, 2018 and 2019 is $1.2 million and $1.0 million, respectively, of stock-based compensation expense.

Research and Development Expenses. Research and development expenses decreased $2.4 million, or 6%, from $43.1 million for the three months ended March 31, 2018 to $40.7 million for the three months ended March 31, 2019 and as a percentage of revenue was 15% and 13%, respectively. Research and development expenses for the three months ended March 31, 2018 and 2019, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $33.3 million and $30.1 million, respectively; facility-related costs of $3.0 million and $2.9 million, respectively; cloud computing services of $2.0 million and $2.3 million, respectively; depreciation and maintenance expense of $3.9 million and $3.8 million, respectively; and professional services expense of $1.2 million and $1.5 million, respectively. We capitalized $7.1 million and $8.9 million of research and development expenses during the three months ended March 31, 2018 and 2019, respectively, for internally developed software to be sold as a service incurred during the application development stage. Included in personnel-related costs in the three months ended March 31, 2018 and 2019 is $4.9 million and $4.7 million, respectively, of stock-based compensation expense and $0.9 million and $1.6 million, respectively, of acquisition-related retention-based bonuses.

Sales and Marketing Expenses. Sales and marketing expenses increased $26.4 million, or 30%, from $88.2 million for the three months ended March 31, 2018 to $114.6 million for the three months ended March 31, 2019 and as a percentage of revenue was 32% and 37%, respectively. Sales and marketing expenses for the three months ended March 31, 2018 and 2019, includes personnel-related costs, including salary, commissions, bonus, recruiting, relocation, travel, training, benefits and taxes of $38.6 million and $50.7 million, respectively; marketing costs of $34.0 million and $44.2 million, respectively; credit card transaction fees of $6.2 million and $6.1 million, respectively; facility-related costs of $3.3 million and $4.3 million, respectively; depreciation and maintenance expense of $3.8 million and $5.4 million, respectively; and professional services expense of $0.5 million and $3.9 million, respectively. Included in personnel-related costs in the three months ended March 31, 2018 and 2019 is $3.7 million and $3.1 million, respectively, of stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses decreased $1.5 million, or 4%, from $35.4 million for the three months ended March 31, 2018 to $33.9 million for the three months ended March 31, 2019 and as a percentage of revenue was 13% and 11%, respectively. For three months ended March 31, 2018 and 2019, general and administrative expenses included acquisition-related costs of $5.1 million and $1.4 million, respectively, primarily related to transaction, transition and integration-related costs for the Merger in 2017 and the acquisition of Jive in 2018. General and administrative expenses for the three months ended March 31, 2018 and 2019, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $21.7 million and $22.6 million, respectively; professional services of $4.8 million and $5.1 million, respectively; facility-related costs of $2.1 million and $2.2 million, respectively; and depreciation and maintenance expense of $1.5 million and $1.6 million, respectively. Included in personnel-related costs is $6.1 million and $6.2 million of stock-based compensation expense for the three months ended March 31, 2018 and 2019, respectively.

Restructuring Charge. We recorded a restructuring charge of $8.5 million in the three months ended March 31, 2019, which includes one-time employee termination benefits and related costs.

Gain on Disposition of Assets. We recorded a gain on the disposition of assets of $33.9 million in the three months ended March 31, 2018 related to the gain on the sale of our Xively business.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $41.1 million and $39.5 million for the three months ended March 31, 2018 and 2019, respectively. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized.

Interest Income. Interest income was $0.7 million for both the three months ended March 31, 2018 and 2019 and was primarily attributable to interest income earned on invested cash and cash equivalents.

Interest Expense. Interest expense was $0.3 million and $2.1 million for the three months ended March 31, 2018 and 2019, respectively, and was primarily associated with interest expense attributable to $200.0 million of borrowings under our credit facility used to partially fund the acquisition of Jive as well as the amortization of deferred financing fees.

Other Income (Expense), Net. Other expense, net was $0.2 million and $0.3 million for the three months ended March 31, 2018 and 2019, respectively, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the quarter.

Income Taxes. We recorded a provision for federal, state and foreign taxes of $12.7 million on a profit before income taxes of $42.4 million and a provision for federal, state, and foreign taxes of $0.1 million on a loss before income taxes of $8.9 million for the three months ended March 31, 2018 and 2019, respectively. The effective income tax rates for three months ended March 31, 2018 and 2019 were impacted by profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the three months ended March 31, 2018 was also impacted by $1.7 million of excess tax deductions on stock compensation recorded as discrete tax benefits. During the three months ended March 31, 2018, the Company recorded discrete income tax provisions of $1.4 million related to discrete integration activities, $9.2 million on a pre-tax gain on disposition of assets of $33.9 million as a result of the divestiture of its Xively business, and $0.7 million to increase its one-time mandatory transition tax estimate as a result of the U.S. Tax Act. Our effective tax rate in the future will depend upon the proportion of income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. statutory rate, as well as several other factors, including excess tax benefits from share-based compensation and the impact of new legislation.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Three Months Ended March 31,
	2018	2019
Net cash provided by operating activities	$153,973	$119,650
Net cash provided by (used in) investing activities	28,049	(43,565)
Net cash provided by (used in) financing activities	(71,806)	(78,332)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	2,657	(1,385)
Net increase (decrease) in cash, cash equivalents and restricted cash	$112,873	$(3,632)

At March 31, 2019, our principal source of liquidity was cash and cash equivalents totaling $145.1 million, of which $82.0 million was held in the United States and $63.1 million was held by our international subsidiaries.

Cash Flows From Operating Activities

Net cash inflows from operating activities during the three months ended March 31, 2018 were mainly attributable to a $38.7 million increase in deferred revenue associated with upfront payments received from our customers, a $19.8 million increase in accrued liabilities, a $9.8 million decrease in accounts receivable, a $9.6 million increase in accounts payable and a $4.8 decrease in prepaid and other current assets. These cash inflows were partially offset by a $2.8 million increase in other assets. Additionally, included in net cash inflows from operating activities were add-backs of non-cash activity, including $71.3 million for depreciation and amortization, $36.3 million for the gain on disposition of assets related to the divestiture of the Xively business, excluding transaction costs, $16.0 million for stock based compensation expense, and $9.4 million benefit from deferred income taxes primarily attributable to the amortization of intangible assets which cannot be deducted for tax purposes.

Net cash inflows from operating activities during the three months ended March 31, 2019 were mainly attributable to a $23.8 million increase in deferred revenue associated with upfront payments received from our customers, a $19.4 million increase in accrued liabilities, a $6.0 million decrease in accounts receivable, a $9.3 million increase in accounts payable, and a $2.9 million decrease in prepaid and other current assets due to a decrease in prepaid taxes offset by an increase in deferred commissions. These cash inflows were partially offset by a $5.7 million decrease in other long-term liabilities due to the offset of the U.S. Tax Act transition tax payable with U.S. federal prepaid taxes and a $6.7 million increase in other assets due primarily to an increase in long-term deferred commissions. Accrued liabilities included $6.6 million in restructuring-related accruals. Included in net cash inflows from operating activities were add-backs and reductions of non-cash charges, including $75.9 million for depreciation and amortization, $15.0 million for stock-based compensation expense, and $11.7 million benefit from deferred income taxes primarily attributable to the amortization of intangible assets which cannot be deducted for tax purposes.

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

Net cash used in investing activities for the three months ended March 31, 2019 was primarily attributable to $22.5 million paid for acquisitions, net of cash acquired, $8.9 million in intangible asset additions for capitalized costs related to internally developed software to be sold as a service which were incurred during the application development stage, and purchases of $12.2 million in property and equipment related to our internal IT infrastructure, data centers, and our offices.

Cash Flows From Financing Activities

Net cash used in financing activities for the three months ended March 31, 2018 was primarily attributable to the purchase of $46.9 million of treasury stock, a dividend payment of $15.7 million, and the payment of $9.2 million for payroll taxes related to vesting of restricted stock units.

Net cash used in financing activities for the three months ended March 31, 2019 was attributable to the purchase of $54.1 million of treasury stock, dividend payments of $16.5 million, and the payment of $7.8 million for payroll taxes related to the vesting of restricted stock units.

We have available a multi-currency credit facility with a syndicate of banks, financial institutions and other lending entities that provides for a secured revolving line of credit of up to $400 million, which may be increased by an additional $200 million subject to further commitment from the lenders. The credit facility matures on February 1, 2022 and includes certain financial covenants with which we must comply. We expect to use the credit facility for general corporate purposes, including the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital (see Note 15 to our condensed consolidated financial statements for additional details). As of March 31, 2019, we had $200.0 million of outstanding borrowings under the credit facility.

Future Expectations

At March 31, 2019, cash and cash equivalents totaled $145.1 million, of which $82.0 million was held in the United States and $63.1 million was held by our international subsidiaries. We believe that our current cash and cash equivalents, together with cash generated from operations and our credit facility, will be sufficient to meet our ongoing operations working capital and capital expenditure requirements.

We have been purchasing shares of our common stock since 2013 pursuant to share repurchase programs approved by our Board of Directors. On February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we intend to return to stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. As of March 31, 2019, $376.0 million in share repurchases and $118.2 million in cash dividend payments to our stockholders have been made under this $700 million capital return plan, and $205.8 million remained. We have continued to repurchase shares since March 31, 2019 and on April 25, 2019, we announced that our Board of Directors declared a $0.325 per share cash dividend to be paid on May 24, 2019 to stockholders of record as of May 8, 2019, totaling approximately $16.2 million. Our Board of Directors will continue to review this capital return plan for potential modifications based on our financial performance, business outlook and other considerations. Our ability to repurchase our shares and/or pay cash dividends to our stockholders is subject to our having sufficient cash available and our maintaining compliance with our credit facility covenants.

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
•

“Adjusted EBITDA,” which we define as EBITDA adding back the impact of the fair value acquisition accounting adjustment on acquired deferred revenue, acquisition-related costs, litigation-related expense, stock-based compensation expense, restructuring charges and gain on disposition of assets;

•	“Non-GAAP other income (expense), net,” which we define as GAAP other income (expense), net excluding non-cash cumulative translation adjustment gains and losses;
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

•	“Non-GAAP net income per diluted share,” which we define as non-GAAP net income divided by fully-diluted weighted average shares outstanding;

•

“Adjusted cash flows from operations,” which we define as GAAP cash flows from operating activities adding back the impact of litigation-related payments, acquisition retention-based bonus payments, restructuring payments, transaction- and transition-related tax payments and acquisition-related payments; and

•	“Adjusted free cash flow,” which we define as adjusted cash flows from operating activities excluding purchases of property and equipment and intangible asset additions.

The revenue and expense items described below are excluded from our GAAP results to arrive at our non-GAAP measures, as outlined above:

•	Fair value adjustment on acquired deferred revenue is an acquisition accounting adjustment recorded to reduce acquired deferred revenue to the fair value of the remaining obligation.
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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows:

	Three Months Ended March 31,
	2018	2019
	(in thousands)
GAAP Revenue	$279,217	$307,700
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	1,058	418
Non-GAAP Revenue	$280,275	$308,118

	Three Months Ended March 31,
	2018	2019
	(In thousands, except per share data)
GAAP Net income (loss) from operations	$42,328	$(7,198)
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	1,058	418
Stock-based compensation expense	15,966	15,031
Acquisition-related costs	5,145	3,924
Restructuring charge	-	8,474
Litigation-related expenses	181	163
Amortization of acquired intangibles	58,968	60,469
Less:
Gain on disposition of assets	(33,910)	—
Effect of acquisition accounting on internally capitalized software development costs	(3,719)	—
Non-GAAP Operating income	86,017	81,281
Interest and other income (expense), net	107	(1,742)
Non-GAAP Income before income taxes	86,124	79,539
Non-GAAP Provision for income taxes (1)	(21,273)	(19,686)
Non-GAAP Net income	$64,851	$59,853
GAAP Net income (loss) per diluted share	$0.56	$(0.18)
Non-GAAP Net income per diluted share	$1.21	$1.17
Weighted average shares outstanding, diluted	53,415	50,990

(1) The non-GAAP provision for income taxes reported in three months ended March 31, 2018 excludes the tax impact of non-GAAP items and a net tax provision of $0.7 million recorded in the first quarter of 2018 related to the enactment of the U.S. Tax Act.

	Three Months Ended March 31,
	2018	2019
	(in thousands)
GAAP Net income (loss)	$29,712	$(9,039)
Add Back:
Interest and other income (expense), net	(107)	1,742
Income tax provision (benefit)	12,723	99
Amortization of acquired intangibles	58,968	60,469
Depreciation and amortization expense	12,322	15,475
EBITDA	113,618	68,746
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	1,058	418
Stock-based compensation expense	15,966	15,031
Acquisition-related costs	5,145	3,924
Restructuring charge	-	8,474
Litigation-related expenses	181	163
Less:
Gain on disposition of assets	(33,910)	-
Adjusted EBITDA	$102,058	$96,756

	Three Months Ended March 31,
	2018	2019
	(In thousands)
GAAP Cash flows from operations	$153,973	$119,650
Add Back:
Litigation-related payments	891	14
Acquisition retention-based bonus payments	42	1,463
Restructuring payments	-	1,894
Transaction-related payments (acquisitions and dispositions)	6,497	814
Adjusted cash flows from operations	161,403	123,835
Less:
Purchases of property and equipment	(7,249)	(12,187)
Intangible asset additions	(7,096)	(8,915)
Adjusted free cash flow	$147,058	$102,733

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2018 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands) (1)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating lease obligations	$153,742	$23,969	$46,332	$35,151	$48,290
Credit facility (2)	200,000	—	—	200,000	—
Other purchase obligations	44,950	33,254	11,696	—	—
Total	$398,692	$57,223	$58,028	$235,151	$48,290

(1)	Excluded from the table above is $4.8 million related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.
(2)

The credit facility matures in February 2022, when all amounts outstanding will be due and payable. Excluded from the table above are the quarterly commitment fees on the undrawn portion that range from 0.15% to 0.30% per annum and interest payable on any outstanding borrowings based upon our total leverage ratio.

The commitments in the table above consist of lease payments for our corporate headquarters located in Boston, Massachusetts, our other United States locations, and our international locations (see Note 9 to the condensed consolidated financial statements).

Our purchase orders represent authorizations to purchase rather than binding agreements and therefore are not included in the table above. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without significant penalty are not included in the table above.

As of March 31, 2019, we had letters of credit and bank guarantees of $8.7 million (of which $1.8 million was collateralized and classified as restricted cash), primarily related to our corporate headquarters in Boston, Massachusetts.

New Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Polices” to the condensed consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as our non-U.S. sales are recorded by our subsidiaries located in Ireland, the United Kingdom, Australia, Canada, Brazil and Mexico and as we incur significant operating expenses in our foreign subsidiaries including our research and development facilities in Hungary, Germany and Canada and our sales and marketing operations in Ireland, Germany, the United Kingdom and Australia. For the three months ended March 31, 2018 and 2019, 24% and 22%, respectively, of our revenue was generated by customers outside of the United States and 18% and 24%, respectively, of our operating expenses occurred in our international operations.

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

As of December 31, 2018 and March 31, 2019, we had outstanding forward contracts with notional amounts equivalent to the following (in thousands):

Currency Hedged	December 31, 2018	March 31, 2019
Euro / Canadian Dollar	$537	$—
Euro / U.S. Dollar	5,203	4,175
Euro / British Pound	3,809	3,681
British Pound / U.S. Dollar	563	—
Euro / Hungarian Forint	—	3,451
U.S. Dollar / Israeli Shekel	—	1,105
U.S. Dollar / Canadian Dollar	4,504	1,303
Total	$14,616	$13,715

Net realized and unrealized foreign currency gains and losses was a net loss of $0.2 million and $0.3 million for the three months ended March 31, 2018 and 2019, respectively, which are included in other income (expense), net in the condensed consolidated statements of operations. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in foreign currency gains and losses was a net gain of $0.3 million and net loss of $0.5 million for the three months ended March 31, 2018 and 2019, respectively.

At March 31, 2019, cash and cash equivalents totaled $145.1 million, of which $82.0 million was held in the United States and $63.1 million was held by our international subsidiaries. Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. Our condensed consolidated cash balances were impacted favorably by $2.7 million and unfavorably by $1.4 million for the three months ended March 31, 2018 and 2019, respectively, due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro.

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

Interest expense on borrowings under our credit facility is sensitive to changes in interest rates. As of March 31, 2019, we had $200.0 million outstanding under our variable-rate credit facility. Interest rates on this loan will be adjusted at each rollover date to the extent such amounts are not repaid. As of March 31, 2019, the annual rate on the loan was 3.75%. If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $2.0 million. This hypothetical change in cash flows and earnings has been calculated based on borrowings outstanding at March 31, 2019 and a 100 basis point per annum change in interest rate applied over a one-year period.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 20, 2018, a securities class action lawsuit, referred to herein as the Securities Class Action, was initiated by purported stockholders of LogMeIn in the U.S. District Court for the Central District of California against us and certain of our officers, entitled Wasson v. LogMeIn, Inc. et al. (Case No. 2:18-cv-07285). On November 6, 2018 the case was transferred to the District of Massachusetts (Case No. 1:18-cv-12330). The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 based on alleged misstatements or omissions concerning renewal rates for our subscription contracts.  We believe the lawsuit lacks merit and intend to defend it vigorously

On January 30, 2019, a derivative action, referred to herein as the Derivative Action, was filed in the District of Massachusetts against our Board of Directors, entitled Schlagel v. Wagner et al. (Case No. 1:19-cv-10204) alleging breach of fiduciary duty, waste of corporate assets, and violation of Sections 10(b) and 14(a) of the Securities and Exchange Act of 1934 related to the same allegations of the Securities Class Action. The complaint seeks unspecified damages, fees and costs. The Derivate Action currently is stayed during the pleadings phase of the Securities Class Action. We intend to defend the lawsuit vigorously.

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

Our business strategy continues to contemplate us making strategic acquisitions of, or strategic investments in, complementary businesses, services, technologies and intellectual property rights. Acquisitions of high-technology companies are inherently risky, and negotiating these transactions can be time-consuming and expensive and our ability to close these transactions may often be subject to conditions or approvals that are beyond our control. Consequently, these transactions, even if undertaken and announced, may not close. In connection with an acquisition, investment or strategic transaction we may do one or more of the following, which may harm our business and adversely affect our operating results:

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

We may not be able to capitalize on the emerging market opportunities that we have targeted, and new services that we introduce may not generate the revenue and earnings we anticipated, which may adversely affect our business.

Our business strategy includes identifying emerging market opportunities which we can capitalize on by successfully developing and introducing new services designed to address those market opportunities. We have made and expect to continue to make significant investments in technology acquisitions and research and development in an effort to capitalize on the market opportunities that we have targeted. One such market which we have identified is Unified Communications and Collaboration, or UCC, and we have made and expect to continue to make significant investments in the further development of our UCC services like GoToConnect, Jive and GoToMeeting. However, capturing market share in new, much larger markets often takes time to fully develop, and such opportunities attract a significant number of competitors. If the new markets we have targeted ultimately fail to materialize as we or others have anticipated or if potential customers choose to adopt solutions offered by our competitors rather than our own solutions, we may not be able to generate the revenue and earnings we anticipated, and our business and results of operations would be adversely affected.

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

We have a credit agreement with a syndicate of banks pursuant to which we have a $400 million secured revolving credit facility which is available to us through February 1, 2022, at which time any amounts outstanding will be due and payable in full. On April 2, 2018, we borrowed $200 million under the credit facility to partially fund our acquisition of Jive Communications, Inc., which amount remained outstanding as of March 31, 2019. We may wish to borrow amounts under the facility in the future for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, and share repurchases, as well as for working capital.

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

The timing of our revenue from sales to enterprise customers is difficult to predict. These efforts require us to educate our customers about the use and benefit of our services, including the technical capabilities and potential cost savings to an organization. Enterprise customers typically undertake a significant evaluation process that has in the past resulted in lengthy sales cycles, typically several months. We spend substantial time, effort and money on our enterprise sales efforts without any assurance that these efforts will produce any sales. In addition, service subscriptions are frequently subject to budget constraints and unplanned administrative, processing and other delays. If sales expected from a specific customer for a particular quarter are not realized in that quarter or at all, our results could fall short of public expectations and our business, operating results and financial condition could be adversely affected.

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

We rely on software licensed from third parties to offer our services, including patented third-party technology. In addition, we may need to obtain future licenses from third parties to use intellectual property associated with the development of our services, which might not be available to us on acceptable terms, or at all. Any loss of the right to use any software required for the development and maintenance of our services could result in delays in the provision of our services until equivalent technology is either developed by us, or, if available, is identified, obtained and integrated, which could harm our business. Any errors or defects in third-party software could result in errors or a failure of our services which could harm our business.

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

Certain transactions leading up to our acquisition of the GoTo Business from Citrix, including the Merger itself, were intended to qualify for tax-free treatment for U.S. federal income tax purposes, in each case based on the applicable facts and circumstances that existed on the date of such transactions. However, there can be no assurance that the Internal Revenue Service, or the IRS, will not successfully assert that the Merger or any of the transactions leading up to the Merger are taxable transactions, and that a court will not sustain such assertion.

In connection with the Merger, we entered into an Amended and Restated Tax Matters Agreement with Citrix, which provides for, among other things, the allocation of certain tax assets and liabilities between Citrix and LogMeIn. In certain scenarios, we may be obligated to indemnify Citrix against taxes and certain tax-related losses that arise as a result of LogMeIn’s actions, or failure to act. Any such indemnification obligation would be substantial and would likely have a material adverse effect on us. In addition, even if we are not responsible for tax liabilities of Citrix under the Amended and Restated Tax Matters Agreement, LogMeIn nonetheless could be liable under applicable law for such liabilities if Citrix were to fail to pay such taxes.

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

The Tax Cuts and Jobs Act of 2017, which we refer to herein as the “U.S. Tax Act,” was enacted on December 22, 2017 and has affected U.S. tax law by changing U.S. federal income taxation of U.S. corporations. We have reflected the expected impact of the Tax Act in our Consolidated Financial Statements. However, the U.S. Tax Act is complex and additional interpretative guidance may be issued that could affect the assumptions and estimates we made.  In addition, at this stage, it is unclear how a number of U.S. states will incorporate the changes made by the U.S. Tax Act into their tax codes. Changes in the assumptions and estimates we have made relating to the U.S. Tax Act, as well as actions we may take, could result in a write down of deferred tax assets or otherwise materially affect our tax obligations or effective tax rate, which could negatively affect our financial condition and results of operations.

The results of the United Kingdom’s referendum on withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union in a national referendum. The United Kingdom is in process of negotiating the terms of its exit, originally scheduled for March 29, 2019. However, withdrawal proposals have continued to be rejected by the U.K. Parliament creating significant uncertainty about the terms and timing under which the United Kingdom will leave the European Union, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate in the event of a withdrawal. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

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

During the period from our initial public offering in July 2009 through April 22, 2019, our common stock has traded as high as $134.80 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended March 31, 2019.

(b)	Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the three months ended March 31, 2019.

(c)	Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
January 1, 2019 - January 31, 2019	-	$-	-	$280,144,539
February 1, 2019 - February 28, 2019	137,511	$81.74	137,511	$268,904,149
March 1, 2019 - March 31, 2019	576,474	$80.82	576,474	$205,795,077	(2)
Total	713,985	$81.00	713,985

(1)

On February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we intend to return to stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. Share repurchases under this plan are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. During the three months ended March 31, 2019, we repurchased 713,985 shares of our common stock.

(2)

This amount has been reduced by an additional $16.5 million which was used by the Company to pay a cash dividend of $0.325 per share on March 12, 2019 to stockholders of record as of February 25, 2019.

Item 6.	Exhibits

The exhibits listed in this Exhibit Index are filed (other than exhibits 32.1 and 32.2) as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chef Executive Officer.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

Exhibit No.	Description
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101

The following materials from LogMeIn, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iv) the Condensed Consolidated Statements of Equity, (v) the Condensed Consolidated Statements of Cash Flows, and (vi) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGMEIN, INC.

Date: April 26, 2019	By:	/s/ William R. Wagner
William R. Wagner
President & Chief Executive Officer
(Principal Executive Officer)

Date: April 26, 2019	By:	/s/ Edward K. Herdiech
Edward K. Herdiech
Chief Financial Officer
(Principal Financial Officer)