Form 10-Q
period 2019-06-30
LogMeIn, Inc.
filed 2019-07-26
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

781-638-9050

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	LOGM	NASDAQ Global Select Market

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

As of July 19, 2019, there were 49,435,988 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2018	June 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$148,652	$111,565
Accounts receivable (net of allowances of $2,785 and $3,979 as of December 31, 2018 and June 30, 2019, respectively)	95,354	90,412
Prepaid expenses and other current assets	83,887	79,151
Total current assets	327,893	281,128
Property and equipment, net	98,238	101,878
Operating lease assets (Note 9)	—	105,144
Restricted cash, net of current portion	1,840	1,831
Intangibles, net	1,059,988	958,057
Goodwill	2,400,390	2,413,655
Other assets	41,545	53,950
Deferred tax assets	6,059	6,064
Total assets	$3,935,953	$3,921,707
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,447	$50,805
Current operating lease liabilities (Note 9)	—	16,753
Accrued liabilities	119,379	140,687
Deferred revenue, current portion	369,780	399,393
Total current liabilities	524,606	607,638
Long-term debt	200,000	200,000
Deferred revenue, net of current portion	9,518	9,691
Deferred tax liabilities	201,212	181,607
Non-current operating lease liabilities (Note 9)	—	94,865
Other long-term liabilities	25,929	9,461
Total liabilities	961,265	1,103,262
Commitments and contingencies (Note 13)
Preferred stock, $0.01 par value — 5,000 shares authorized, 0 shares outstanding as of December 31, 2018 and June 30, 2019
Equity:
Common stock, $0.01 par value—145,000 shares authorized; 56,703 and 57,129 shares issued; and 50,692 and 49,566 outstanding as of December 31, 2018 and June 30, 2019, respectively	567	571
Additional paid-in capital	3,316,603	3,332,239
Retained earnings	84,043	35,783
Accumulated other comprehensive income (loss)	2,133	2,380
Treasury stock, at cost - 6,011 and 7,564 shares as of December 31, 2018 and June 30, 2019, respectively	(428,658)	(552,528)
Total equity	2,974,688	2,818,445
Total liabilities and equity	$3,935,953	$3,921,707

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Revenue	$305,650	$313,064	$584,867	$620,764
Cost of revenue	72,833	80,767	135,775	158,455
Gross profit	232,817	232,297	449,092	462,309
Operating expenses
Research and development	43,920	40,379	87,036	81,096
Sales and marketing	99,343	120,825	187,558	235,459
General and administrative	39,106	34,539	74,549	68,425
Restructuring charge	—	956	—	9,430
Gain on disposition of assets	—	—	(33,910)	—
Amortization of acquired intangibles	43,347	39,390	84,430	78,889
Total operating expenses	225,716	236,089	399,663	473,299
Income (loss) from operations	7,101	(3,792)	49,429	(10,990)
Interest income	369	415	1,042	1,076
Interest expense	(1,854)	(2,126)	(2,180)	(4,269)
Other income (expense), net	(86)	(107)	(326)	(367)
Income (loss) before income taxes	5,530	(5,610)	47,965	(14,550)
(Provision for) benefit from income taxes	1,024	(912)	(11,699)	(1,011)
Net income (loss)	$6,554	$(6,522)	$36,266	$(15,561)
Net income (loss) per share:
Basic	$0.13	$(0.13)	$0.69	$(0.31)
Diluted	$0.12	$(0.13)	$0.68	$(0.31)
Weighted average shares outstanding:
Basic	52,170	49,768	52,313	50,201
Diluted	52,875	49,768	53,160	50,201
Cash dividends declared and paid per share	$0.30	$0.325	$0.60	$0.65

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Net income (loss)	$6,554	$(6,522)	$36,266	$(15,561)
Other comprehensive gain (loss):
Net translation gains (losses)	(14,022)	2,872	(8,565)	247
Comprehensive income (loss)	$(7,468)	$(3,650)	$27,701	$(15,314)

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Equity

(In thousands)

	Three Months Ended June 30, 2018
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at April 1, 2018	52,347	$562	$3,281,688	$85,849	$21,027	$(228,764)	$3,160,362
Issuance of common stock upon exercise of stock options	25	—	959	—	—	—	959
Net issuance of common stock upon vesting of restricted stock units	272	3	(15,957)	—	—	—	(15,954)
Stock-based compensation	—	—	17,166	—	—	—	17,166
Treasury stock	(615)	—	—	—	—	(68,500)	(68,500)
Dividends on common stock	—	—	—	(15,640)	—	—	(15,640)
Adoption of ASC 606	—	—	—	—	—	—	—
Net income (loss)	—	—	—	6,554	—	—	6,554
Cumulative translation adjustments	—	—	—	—	(14,022)	—	(14,022)
Balance at June 30, 2018	52,029	$565	$3,283,856	$76,763	$7,005	$(297,264)	$3,070,925

	Six Months Ended June 30, 2018
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2018	52,564	$560	$3,276,891	$50,445	$15,570	$(179,725)	$3,163,741
Issuance of common stock upon exercise of stock options	29	—	1,022	—	—	—	1,022
Net issuance of common stock upon vesting of restricted stock units	455	5	(27,189)	—	—	—	(27,184)
Stock-based compensation	—	—	33,132	—	—	—	33,132
Treasury stock	(1,019)	—	—	—	—	(117,539)	(117,539)
Dividends on common stock	—	—	—	(31,377)	—	—	(31,377)
Adoption of ASC 606	—	—	—	21,429	—	—	21,429
Net income (loss)	—	—	—	36,266	—	—	36,266
Cumulative translation adjustments	—	—	—	—	(8,565)	—	(8,565)
Balance at June 30, 2018	52,029	$565	$3,283,856	$76,763	$7,005	$(297,264)	$3,070,925

	Three Months Ended June 30, 2019
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at April 1, 2019	50,166	$569	$3,322,862	$58,487	$(492)	$(486,490)	$2,894,936
Issuance of common stock upon exercise of stock options	1	—	41	—	—	—	41
Net issuance of common stock upon vesting of restricted stock units	238	2	(8,867)	—	—	—	(8,865)
Stock-based compensation	—	—	18,203	—	—	—	18,203
Treasury stock	(839)	—	—	—	—	(66,038)	(66,038)
Dividends on common stock	—	—	—	(16,182)	—	—	(16,182)
Net income (loss)	—	—	—	(6,522)	—	—	(6,522)
Cumulative translation adjustments	—	—	—	—	2,872	—	2,872
Balance at June 30, 2019	49,566	$571	$3,332,239	$35,783	$2,380	$(552,528)	$2,818,445

	Six Months Ended June 30, 2019
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2019	50,692	$567	$3,316,603	$84,043	$2,133	$(428,658)	$2,974,688
Issuance of common stock upon exercise of stock options	2	—	82	—	—	—	82
Net issuance of common stock upon vesting of restricted stock units	425	4	(17,680)	—	—	—	(17,676)
Stock-based compensation	—	—	33,234	—	—	—	33,234
Treasury stock	(1,553)	—	—	—	—	(123,870)	(123,870)
Dividends on common stock	—	—	—	(32,699)	—	—	(32,699)
Net income (loss)	—	—	—	(15,561)	—	—	(15,561)
Cumulative translation adjustments	—	—	—	—	247	—	247
Balance at June 30, 2019	49,566	$571	$3,332,239	$35,783	$2,380	$(552,528)	$2,818,445

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2018	2019
Cash flows from operating activities
Net income (loss)	$36,266	$(15,561)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	33,132	33,234
Depreciation and amortization	146,361	152,333
Gain on disposition of assets, excluding transaction costs	(36,281)	—
Change in fair value of contingent consideration liability	—	192
Benefit from deferred income taxes	(22,030)	(22,786)
Other, net	793	939
Changes in assets and liabilities, excluding effect of acquisitions and dispositions:
Accounts receivable	22,730	4,110
Prepaid expenses and other current assets	7,955	4,777
Other assets	(7,934)	(13,546)
Accounts payable	11,503	15,507
Accrued liabilities	22,961	16,226
Deferred revenue	35,784	30,250
Other long-term liabilities	5,962	(2,308)
Net cash provided by operating activities	257,202	203,367
Cash flows from investing activities
Purchases of property and equipment	(13,629)	(22,081)
Intangible asset additions	(17,862)	(18,745)
Cash paid for acquisitions, net of cash acquired	(343,351)	(22,463)
Proceeds from disposition of assets	42,394	—
Net cash provided by (used in) investing activities	(332,448)	(63,289)
Cash flows from financing activities
Borrowings (repayments) under credit facility	200,000	—
Proceeds from issuance of common stock upon option exercises	1,022	82
Payments of withholding taxes in connection with restricted stock unit vesting	(27,954)	(17,676)
Payment of contingent consideration	—	(1,857)
Dividends paid on common stock	(31,377)	(32,699)
Purchase of treasury stock	(115,103)	(124,232)
Net cash provided by (used in) financing activities	26,588	(176,382)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,890)	(792)
Net increase (decrease) in cash, cash equivalents and restricted cash	(53,548)	(37,096)
Cash, cash equivalents and restricted cash, beginning of period	254,209	150,492
Cash, cash equivalents and restricted cash, end of period	$200,661	$113,396
Supplemental disclosure of cash flow information
Cash paid for interest	$1,098	$3,218
Cash paid (refunds received) from income taxes	$13,751	$4,258
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$4,892	$5,659
Purchases of treasury stock included in accrued liabilities	$2,436	$1,427
Fair value of contingent consideration in connection with acquisition, included in accrued liabilities	$—	$1,347
Purchase price adjustment receivable in prepaid and other current assets	$1,297	$—

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

Costs to Obtain and Fulfill a Contract — The Company’s incremental costs of obtaining a contract consist of sales commissions and their related fringe benefits. Sales commissions and fringe benefits paid on renewals are not commensurate with sales commissions paid on the initial contract, but they are commensurate with each other. Sales commissions and fringe benefits are deferred and amortized on a straight-line basis over the period of benefit, which the Company has estimated to be three to four years for initial contracts and amortized over the renewal period for renewal contracts, typically one year. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and the Company’s ability to retain customers. Deferred commissions are classified as current or noncurrent assets based on the timing the expense will be recognized. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and other assets, respectively, in the Company’s condensed consolidated balance sheets. As of December 31, 2018 and June 30, 2019, the Company had $33.7 million of current deferred commissions and $31.2 million of noncurrent deferred commissions, and $38.0 million of current deferred commissions and $40.9 million of noncurrent deferred commissions, respectively. Commissions expense is primarily included in sales and marketing expense on the condensed consolidated statements of operations. The Company had amortization expense of $4.5 million and $7.8 million related to deferred commissions during the three and six months ended June 30, 2018, respectively, and $9.4 million and $17.9 million during the three and six months ended June 30, 2019, respectively. Other costs incurred to fulfill contracts have been immaterial to date.

Revenue Recognition — The Company derives its revenue primarily from subscription fees for its premium subscription software services and, to a lesser extent, usage fees from audio services and the sale or lease of telecommunications equipment. Revenue is reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction including mandatory government charges that are passed through to the Company’s customers. Revenue is recognized when control of these services or products are transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the contract’s performance obligations.

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

The Company’s revenue by geography (based on customer address) is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Revenues:
United States	$236,713	$247,570	$448,467	$488,864
International	68,937	65,494	136,400	131,900
Total revenue	$305,650	$313,064	$584,867	$620,764

The Company’s revenue by product grouping is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Revenues:
Unified communications and collaboration	$173,190	$171,817	$323,097	$341,774
Identity and access management	87,765	98,266	172,435	192,445
Customer engagement and support	44,695	42,981	89,335	86,545
Total revenue	$305,650	$313,064	$584,867	$620,764

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

Accounts Receivable, Net — Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $5.4 million and $6.3 million are included in this balance at December 31, 2018 and June 30, 2019, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time. As of December 31, 2018 and June 30, 2019, lease receivables totaled $4.9 million (of which, $2.8 million was long term and in other assets), and $7.2 million (of which, $4.1 million was long term and in other assets), respectively.

Contract Assets and Contract Liabilities — Contract assets and contract liabilities (deferred revenue) are reported net at the contract level for each reporting period.

Contract Assets — Contract assets primarily relate to unbilled amounts typically resulting from sales contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. The contract assets are transferred to accounts receivable when the rights become unconditional. The Company had contract assets of $2.3 million as of December 31, 2018 ($1.3 million included in prepaid and other current assets and $1.0 million included in other assets) and $4.2 million as of June 30, 2019 ($2.4 million included in prepaid and other current assets and $1.8 million included in other assets).

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

For the three and six months ended June 30, 2019, revenue recognized related to deferred revenue at January 1, 2019 was approximately $104 million and $267 million, respectively. As of June 30, 2019, approximately $603.0 million of revenue is expected to be recognized from remaining performance obligations, including backlog, primarily over the next two years.

Changes in contract liabilities for the six months ended June 30, 2019 are as follows (in thousands):

	Deferred Revenue
	Current	Non- Current	Total
Balance as of January 1, 2019	$369,780	$9,518	$379,298
Increase (decrease), net	29,613	173	29,786
Balance as of June 30, 2019	$399,393	$9,691	$409,084

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

For the three and six months ended June 30, 2018 and 2019, no customer accounted for more than 10% of revenue. As of December 31, 2018 and June 30, 2019, no customer accounted for more than 10% of accounts receivable.

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

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of November 30, 2018, our measurement date, the fair value of the Company as a whole exceeded the carrying amount of the Company. Through June 30, 2019, no events have been identified indicating an impairment.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through June 30, 2019, the Company recorded no material impairments.

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

As of December 31, 2018 and June 30, 2019, the Company had outstanding forward contracts with notional amounts equivalent to the following (in thousands):

Currency Hedged	December 31, 2018	June 30, 2019
Euro / Canadian Dollar	$537	$—
Euro / U.S. Dollar	5,203	3,593
Euro / British Pound	3,809	1,268
British Pound / U.S. Dollar	563	—
Euro / Hungarian Forint	—	2,203
U.S. Dollar / Israeli Shekel	—	1,665
U.S. Dollar / Canadian Dollar	4,504	1,806
Total	$14,616	$10,535

Net realized and unrealized foreign currency gains and losses was a net loss of $0.1 million and $0.3 million for the three and six months ended June 30, 2018, respectively, and a net loss of $0.1 million and $0.4 million for the three and six months ended June 30, 2019, respectively, which are included in other income (expense), net in the condensed consolidated statements of operations. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in foreign currency gains and losses was a net gain of $0.2 million and $0.5 million for the three and six months ended June 30, 2018, respectively, and a net gain of $0.1 million and a net loss of $0.4 million for the three and six months ended June 30, 2019, respectively.

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

In the ordinary course of business, the Company enters into agreements with certain customers that contractually obligate the Company to provide indemnifications of varying scope and terms with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements, from the services provided by the Company or claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is, in many cases, unlimited. Through June 30, 2019, the Company has not experienced any losses related to these indemnification obligations.

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

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net income (loss) per share because they had an anti-dilutive impact (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Options to purchase common shares	—	43	—	43
Restricted stock units	102	1,816	102	1,816
Total options and restricted stock units	102	1,859	102	1,859

Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Net income (loss)	$6,554	$(6,522)	$36,266	$(15,561)
Basic:
Weighted average common shares outstanding, basic	52,170	49,768	52,313	50,201
Net income (loss) per share, basic	$0.13	$(0.13)	$0.69	$(0.31)
Diluted:
Weighted average common shares outstanding	52,170	49,768	52,313	50,201
Add: Common stock equivalents	705	—	847	—
Weighted average common shares outstanding, diluted	52,875	49,768	53,160	50,201
Net income (loss) per share, diluted	$0.12	$(0.13)	$0.68	$(0.31)

Recently Adopted Accounting Pronouncements

On January 1, 2019, the Company adopted ASU 2016-02, Leases Topic 842, or ASU 2016-02, which requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. In general, lease arrangements exceeding a twelve-month term must be recognized as assets and liabilities on the balance sheet. Under ASU 2016-02, a right-of-use asset and lease obligation is recorded for all leases, whether operating or financing, while the income statement reflects lease expense for operating leases and amortization/interest expense for financing leases. The Financial Accounting Standards Board, or FASB, also issued ASU 2018-10, Codification Improvements to Topic 842 Leases, and ASU 2018-11, Targeted Improvements to Topic 842 Leases, which allows the new lease standard to be applied as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings rather than retroactive restatement of all periods presented.

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

The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company to carry forward its historical lease classification. In addition, the Company has elected to exempt short term leases that qualify from recognizing right-of-use assets or lease liabilities and has elected to not separate lease and non-lease components for all leases of which it is the lessee. The Company’s non-lease components are primarily related to maintenance related costs, which are typically variable in nature and are expensed in the period incurred.

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

Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expense in the condensed consolidated statements of operations. For finance leases, any interest expense is recognized using the effective interest method and is included within interest expense. Amounts related to finance leases were immaterial as of June 30, 2019.

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

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), referred to herein as ASU 2016-13, which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company is currently assessing the potential impact of the adoption of ASU 2016-13 on its condensed consolidated financial statements.

3. Fair Value of Financial Instruments

The carrying value of the Company’s financial instruments, including cash equivalents, restricted cash, accounts receivable and accounts payable, approximate their fair values due to their short maturities and the debt outstanding under the variable-rate credit facility approximates fair value. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

The Company’s Level 3 liability at June 30, 2019 consisted of contingent consideration related to a 2019 acquisition, as described further in Note 4 below. The remaining contingent consideration liability of up to $2.0 million is based on the achievement of certain development milestones, the fair value of which is estimated at $1.3 million as of June 30, 2019. The fair value of contingent consideration was estimated by applying a probability-based model, which utilized inputs that were unobservable in the market.

The Company’s significant financial assets and liabilities are measured at fair value in the table below (in thousands), which excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents — money market funds	$7,207	$19,943	$—	$27,150
Forward contracts ($14.6 million notional amount)	$—	$5	$—	$5

	Fair Value Measurements at June 30, 2019
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents — money market funds	$1,102	$—	$—	$1,102
Forward contracts ($10.5 million notional amount)	$—	$(91)	$—	$(91)
Contingent consideration liability	$—	$—	$(1,347)	$(1,347)

4. Acquisitions

Acquisition-Related Costs

Acquisition-related costs were $14.4 million and $6.9 million for the six months ended June 30, 2018 and 2019, respectively. Acquisition-related costs are associated with the acquisitions of businesses and intellectual property and include transaction, transition and integration-related charges (including legal, accounting and other professional fees, severance, and retention bonuses) and subsequent adjustments to the Company’s initial estimated amount of contingent consideration associated with acquisitions. Acquisition-related costs for the six months ended June 30, 2018 were primarily related to $2.6 million in integration-related severance costs, $7.1 million of transaction, transition and integration-related expenses largely related to the acquisition of Jive Communications, Inc., or Jive, which closed on April 3, 2018, and $4.8 million of retention-based bonuses primarily related to the Jive and Nanorep Technologies Ltd. acquisitions. Acquisition-related costs for the six months ended June 30, 2019 were primarily related to $1.2 million of transaction, transition and integration-related costs and $5.6 million of retention-based bonuses primarily related to the Jive and 2019 acquisitions described below.

2019 Acquisitions

On February 6, 2019, the Company acquired substantially all of the assets of an Israeli-based company specializing in artificial intelligence, or A.I., and speech-to-text recognition, pursuant to an asset purchase agreement. The Company completed the acquisition for $5.0 million in cash and potential acquisition-related contingent consideration totaling up to $4.0 million payable in 2019 and 2020 contingent upon the achievement of certain development milestones. This contingent liability was recorded at an estimated fair value of $3.2 million at the acquisition date. In the second quarter of 2019, the Company paid $2.0 million of the contingent consideration for the achievement of the first development milestone and the Company recorded $0.2 million of expense related to the change in fair value of the contingent consideration liability. As of June 30, 2019, the fair value of the remaining $2.0 million contingent consideration liability was $1.3 million. The Company will re-measure the fair value of the contingent consideration at each subsequent reporting period and recognize any adjustments to fair value as part of earnings. Additionally, the Company expects to pay up to $2.0 million in retention-based bonus payments to certain employees upon the achievement of specified retention milestones over the two-year period following the closing of the transaction. The Company accounted for the acquisition as a business combination. Assets acquired were primarily intellectual property.  The Company’s purchase price allocation of the $8.2 million purchase consideration was $5.1 million of completed technology and $3.1 million of goodwill. The Company finalized the allocation of the purchase price in the second quarter of 2019.

On February 21, 2019, the Company acquired a California-based provider of multi-factor and single-sign-on, or SSO, services pursuant to a stock purchase agreement dated February 13, 2019 for $17.5 million, net of cash acquired. Additionally, the Company expects to pay up to $4.4 million in retention-based bonus payments to certain employees upon the achievement of specified retention milestones over a three-year period following the closing of the transaction. The Company accounted for the acquisition as a business combination. The Company’s preliminary purchase price allocation of the $17.5 million purchase consideration was $11.8 million of completed technology, $9.0 million of goodwill and $0.1 million of other current assets partially offset by $0.3 million of current liabilities and $3.1 million of a long-term deferred tax liability primarily related to the amortization of intangible assets which cannot be deducted for tax purposes. The allocation of the purchase price is preliminary for income taxes and the valuation of intangible assets, as the Company is still gathering information. The Company plans to finalize the preliminary purchase price allocation in the third quarter of 2019.

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

Additionally, the Company expects to pay up to $15 million in retention-based bonus payments to certain employees of Jive upon the achievement of specified retention milestones over the two-year period following the closing of the transaction, of which $4.5 million has been paid as of June 30, 2019. At the time of the closing, Jive had approximately 700 employees and fiscal year 2017 revenue was approximately $80 million. The operating results of Jive have been included in the Company’s results since the date of the acquisition. The Company continues to integrate Jive into its business and has begun selling new bundled product offerings. In 2019, stand-alone Jive revenue and operating income are not provided as the continued integration of the business and go-to-market strategy made these metrics incomparable to prior periods.

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

Unaudited Pro Forma Financial Information (in millions except per share amounts)

	Three Months Ended June 30, 2018		Six Months Ended June 30, 2018
	Reported	Pro Forma	Reported	Pro Forma
	(unaudited)		(unaudited)
Revenue	$305.7	$307.0	$584.9	$608.8
Net income	$6.6	$7.2	$36.2	$27.1
Net income per share:
Basic	$0.13	$0.14	$0.69	$0.52
Diluted	$0.12	$0.14	$0.68	$0.51
Weighted average shares outstanding:
Basic	52.2	52.2	52.3	52.3
Diluted	52.9	52.9	53.2	53.2

5. Divestitures

Divestiture of Xively

On February 9, 2018, the Company and certain of its subsidiaries entered into an agreement to sell its Xively business. On March 20, 2018, the Company completed the sale for consideration of $49.9 million, comprised of $42.4 million of cash received in the first quarter of 2018 and $7.5 million of receivables held back as an escrow by the buyer as an exclusive security in the event of the Company’s breach of any of the representations and warranties in the definitive agreement. The $7.5 million receivable, due in September 2019, had a net present value of $7.4 million as of June 30, 2019, and is included in prepaids and other current assets on the condensed consolidated balance sheet.

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

6. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill during the six months ended June 30, 2019 are primarily due to the 2019 acquisitions. For additional information regarding these acquisitions, see Note 4 to the condensed consolidated financial statements.

Changes in goodwill for the six months ended June 30, 2019 are as follows (in thousands):

Balance, January 1, 2019	$2,400,390
Goodwill resulting from 2019 acquisitions	12,040
Foreign currency translation adjustments	1,225
Balance, June 30, 2019	$2,413,655

Intangible assets consist of the following (in thousands):

	December 31, 2018			June 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life Remaining (in years)
Identifiable intangible assets:
Customer relationships	$920,265	$294,362	$625,903	$919,677	$367,691	$551,986	6.1
Technology	481,776	132,895	348,881	498,520	174,837	323,683	6.6
Trade names and trademarks	70,985	20,685	50,300	70,916	25,752	45,164	6.5
Other	3,577	1,319	2,258	3,576	1,479	2,097	6.5
Internally developed software	66,361	33,715	32,646	84,597	49,470	35,127	1.4
	$1,542,964	$482,976	$1,059,988	$1,577,286	$619,229	$958,057

During the six months ended June 30, 2019, the Company capitalized $16.9 million for technology as intangible assets in connection with its 2019 acquisitions. The Company also capitalized $8.1 million and $9.9 million during the three months ended June 30, 2018 and 2019, respectively, and $15.2 million and $18.8 million during the six months ended June 30, 2018 and 2019, respectively, of costs related to internally developed software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Cost of revenue:
Amortization of internally developed software	$5,054	$8,264	$9,449	$16,298
Amortization of acquired intangibles (1)	18,287	21,038	36,172	42,008
Sub-Total amortization of intangibles in cost of revenue	23,341	29,302	45,621	58,306
Amortization of acquired intangibles (1)	43,347	39,390	84,430	78,889
Total amortization of intangibles	$66,688	$68,692	$130,051	$137,195

(1)

Total amortization of acquired intangibles was $61.6 million and $60.4 million for the three months ended June 30, 2018 and 2019, respectively, and $120.6 million and $120.9 million for the six months ended June 30, 2018 and 2019, respectively.

Future estimated amortization expense for intangible assets at June 30, 2019 is as follows (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2019 (six months ending December 31)	$135,375
2020	229,217
2021	182,959
2022	145,477
2023	115,578
2024	90,302
Thereafter	59,149
Total	$958,057

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2018	June 30, 2019
Marketing programs	$13,857	$15,368
Compensation and benefits-related	42,024	39,441
Acquisition-related (1)	6,407	11,067
Other accrued liabilities	57,091	74,811
Total accrued liabilities	$119,379	$140,687

(1)	Acquisition-related costs include transaction, transition and integration-related fees and expenses and acquisition retention-based bonus costs.

8. Restructuring Charges

On February 11, 2019, the Company’s Board of Directors approved a global restructuring plan, including a reduction in force resulting in the termination of approximately 4% of the Company’s workforce and the consolidation of certain leased facilities. By restructuring, the Company seeks to streamline its organization and reallocate resources to better align with the Company’s current growth acceleration goals. The Company expects to incur pre-tax restructuring charges of approximately $16 million, primarily attributable to termination benefits and related costs and consolidation of certain leased facilities. In the three and six months ended June 30, 2019, the Company recorded restructuring charges of $1.0 million and $9.4 million, respectively, primarily for termination benefits associated with approximately 110 employees and related costs. The Company expects most of the remaining restructuring charge to be recorded in the second half of 2019 upon vacating a leased facility.

The following table summarizes restructuring accrual activity, included in accrued liabilities, for the six months ended June 30, 2019 (in thousands):

	Employee severance and related costs	Facility closures and related costs	Total
Balance, January 1, 2019	$—	$—	$—
Charges to operations, net	9,214	216	9,430
Cash disbursements	(7,038)	(11)	(7,049)
Foreign exchange impact and other	(23)	$(16)	(39)
Balance, June 30, 2019	$2,153	$189	$2,342

9. Leases

As of June 30, 2019, the Company had operating lease agreements for offices in the United States, Hungary, Germany, Australia, the United Kingdom, Ireland, Israel, India, Canada, Brazil, Guatemala, and Mexico.

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

As a practical expedient permitted under Topic 842, the Company has elected to account for the lease and non-lease components as a single lease component for all leases of which it is the lessee. Lease payments, which may include lease and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts that depend on a rate or index as stipulated in the lease contract. When the Company cannot readily determine the rate implicit in the lease, the Company determines its incremental borrowing rate by using the rate of interest that it would have to pay to borrow on a collateralized basis over a similar term, and for an amount equal to the lease payments in a similar economic environment. On January 1, 2019, the discount rate used on existing operating leases at adoption, which had remaining lease terms between 2 and 12 years, ranged from 4.8 - 6.7%. For new or renewed leases starting in 2019, the discount rate is determined based on the Company’s incremental borrowing rate adjusted for the lease term, including any reasonably certain renewal periods.

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

As of June 30, 2019, operating lease assets were $105.1 million and operating lease liabilities were $111.6 million. Amounts related to financing leases were immaterial. The maturity of the Company’s operating lease liabilities as of June 30, 2019 are as follows (in thousands):

As of June 30, 2019
2019 (six months ending December 31)	$10,991
2020	23,714
2021	22,220
2022	20,240
2023	15,249
2024	10,600
Thereafter	35,921
Total future minimum lease payments	138,935
Less imputed interest	27,317
Total operating lease liabilities	$111,618
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$16,753
Non-current operating lease liabilities	94,865
Total operating lease liabilities	$111,618

For the three and six months ended June 30, 2019 total lease expense is comprised of the following (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense	$5,698	$11,621
Variable lease expense	1,606	2,664
Short-term lease expense	206	353
Total lease expense	$7,510	$14,638

The following information represents supplemental disclosure for the statement of cash flows related to operating leases (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating cash flows from operating leases	$(5,179)	$(10,477)

During the first quarter of 2019, the Company reassigned one of its leases located in Dublin, Ireland and was relieved of its obligation, which resulted in a reduction of its right of use asset of $3.5 million and a reduction of the operating lease liability of $3.8 million.

In June 2019, the Company entered into a lease for new office space in Budapest, Hungary. The term of the new office lease extends through November of 2024. The aggregate amount of minimum leases payments to be made over the term of the lease is approximately $3.2 million.

The following summarizes additional information related to operating leases:

As of June 30, 2019
Weighted-average remaining lease term — operating leases	7.0
Weighted-average discount rate — operating leases	6.0%

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases, the total commitment for non-cancelable operating leases was $153.7 million as of December 31, 2018 (in thousands):

Years Ending December 31	Lease Commitments
2019	$23,969
2020	24,079
2021	22,253
2022	20,165
2023	14,986
Thereafter	48,290
Total	$153,742

10. Income Taxes

For the three months ended June 30, 2018 and 2019, the Company recorded a benefit for federal, state and foreign taxes of $1.0 million on a profit before income taxes of $5.5 million and a provision of $0.9 million on a loss before income taxes of $5.6 million, respectively. For the six months ended June 30, 2018 and 2019, the Company recorded a provision for federal, state and foreign taxes of $11.7 million on a profit before income taxes of $48.0 million and a provision of $1.0 million on a loss before incomes taxes of $14.6 million, respectively. The effective income tax rates for the six months ended June 30, 2018 and 2019 were impacted by profits earned in certain foreign jurisdictions, primarily the Company’s Irish subsidiaries, which are subject to lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the six months ended June 30, 2018 and 2019 was also impacted by stock-based compensation activity with $2.9 million of excess tax deductions (windfall tax benefit) and $1.6 million of tax expense (shortfall tax provision) recorded as discrete tax items, respectively. During the six months ended June 30, 2018, the Company recorded a discrete income tax benefit of $3.4 million as a result of the re-measurement of deferred tax assets and liabilities due to a decrease in the state tax rate from the acquisition of Jive, a discrete income tax provision of $9.2 million on a pre-tax gain on disposition of assets of $33.9 million as a result of the divestiture of its Xively business, and $0.7 million to increase its one-time mandatory transition tax estimate as a result of the U.S. Tax Act.

Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, the Company estimates deferred tax assets, current tax liabilities and deferred tax liabilities, and the Company assesses temporary differences resulting from differing treatment of items for tax and accounting purposes. As of June 30, 2019, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary (this entity has historical tax losses) and for a portion of its California and Massachusetts state net operating losses. The Company concluded it was not more likely than not that these deferred tax assets are realizable.

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

Although the Company believes its tax estimates are appropriate, the final determination of tax audits could result in material changes in its estimates. The Company has recorded a liability related to uncertain tax positions of $4.8 million and $5.8 million as of December 31, 2018 and June 30, 2019, respectively. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision, which was $50,000 and $46,000 of interest expense for the six months ended June 30, 2018 and 2019, respectively.

11. Common Stock and Equity

On February 23, 2017, the Company’s Board of Directors approved a three-year capital return plan intended to return up to $700 million to stockholders through a combination of share repurchases and dividends. During the second quarter of 2019, the Company paid a cash dividend of $0.325 per share on May 24, 2019 to stockholders of record as of May 8, 2019. The Company’s Board of Directors will continue to review this capital return plan for potential modifications based on the Company’s financial performance, business outlook and other considerations. The timing and number of shares to be repurchased and/or the amount of cash dividends to be paid to the Company’s stockholders pursuant to the capital return plan will depend upon prevailing market conditions and other factors. Additionally, the Company’s credit facility contains certain financial and operating covenants that may restrict its ability to pay dividends in the future.

The Company paid cash dividends per share during the periods presented as follows:

	Year Ended December 31, 2018		Year Ended December 31, 2019
	Dividends Per Share	Amount (in millions)	Dividends Per Share	Amount (in millions)
First quarter	$0.30	$15.7	$0.325	$16.5
Second quarter	0.30	15.6	0.325	16.2
Third quarter	0.30	15.5
Fourth quarter	0.30	15.3
Total cash dividends paid	$1.20	$62.2

For the three months ended June 30, 2018 and 2019, the Company repurchased 614,851 and 838,911 shares of its common stock at an average price of $111.41 and $78.72 per share, for a total cost of $68.5 million and $66.0 million, respectively. For the six months ended June 30, 2018 and 2019, the Company repurchased 1,018,873 and 1,552,896 shares of its common stock at an average price of $115.36 and $79.77 per share, for a total cost of $117.5 million and $123.9 million, respectively.

12. Stock-Based Compensation

The Company’s 2009 Stock Incentive Plan, referred to herein as the 2009 Plan, is administered by the Board of Directors and the Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. The Company awards restricted stock units as its principal equity incentive award. Restricted stock unit awards with time-based vesting conditions generally vest over a three-year period while restricted stock units with market-based or performance-based vesting conditions generally vest over two- or three-year periods, each subject to the award recipient’s continued service as an employee or director of the Company as of the date of vest. Until 2012, the Company generally granted stock options as the principal equity incentive award. Option awards generally vested over a four-year period and expire ten years from the date of grant. Certain stock-based awards provide for accelerated vesting if the Company experiences a change in control. As of June 30, 2019, 5.1 million shares remained available for grant under the 2009 Plan.

As of June 30, 2019, 42,864 stock options were outstanding with a weighted average exercise price of $29.72, aggregate intrinsic value of $1.9 million and weighted average remaining contractual term of approximately three years. The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $73.68 per share on June 30, 2019 and the exercise price of the options.

During the six months ended June 30, 2019, the Company granted the following restricted stock unit awards (in thousands):

Type of Award	Number of Restricted Stock Units
Time-based (1)	956
Performance-based (2)	54
Market-based (3)	54
Total awards granted during the six months ending June 30, 2019	1,064

(1)	Time-based restricted stock units generally vest one-third every year for three years and are valued on the grant date using the grant date closing price of the underlying shares.

(2)

Performance-based restricted stock units are eligible to vest in March 2021 subject to the Company’s attainment of a fiscal 2020 financial target. The number of shares earned can range from 0% to 200% of the 53,688 target shares awarded depending on the Company’s level of achievement.

(3)

Market-based restricted stock units granted to certain key executives vest upon the achievement of a relative total shareholder return, or TSR, target as measured over a three-year performance period versus the TSR realized for that same period by a specified stock index. The number of shares earned can range from 0% to 200% of the target shares awarded depending on the Company’s level of achievement. These market-based awards are referred to herein as TSR Units and are also subject to the individual executive’s continued employment with the Company throughout the applicable performance period.

The following table summarizes restricted stock unit activity, including market-based TSR Units, during the six months ended June 30, 2019 (shares in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2019	1,548	$100.55
Restricted stock units granted	1,064	82.52
Restricted stock units - TSR units earned (unearned), net	(3)
Restricted stock units vested	(639)	94.23
Restricted stock units forfeited	(154)	102.02
Unvested as of June 30, 2019	1,816	$91.54

As of June 30, 2019, 155,044 TSR Units and 51,688 restricted stock units with performance-based vesting conditions were outstanding.

In February and May 2019, a total of 18,750 TSR Units and 8,500 TSR Units, respectively, vested at 176% and 114% of the target TSR Units granted, respectively, (an additional 14,250 TSR Units and 1,190 TSR Units were earned and vested, respectively). These TSR Units were granted in 2016 and were measured against the Russell 2000 Index for that same period. In June 2019, a total of 18,118 TSR Units granted in June 2017 were measured against the S&P North American Technology Software Index for that same period and vested at 0% of the target TSR Units. The reversal of these TSR Units is included in the reconciliation of shares outstanding as of June 30, 2019.

The Company recognizes stock compensation expense on a straight-line basis over the requisite service period of the restricted stock unit, which is generally three years. For performance-based restricted stock units, the Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of performance-based restricted stock units that will ultimately be awarded in order to recognize the stock compensation expense over the vesting period. Compensation cost for TSR Units is recognized on a straight-line basis over the requisite service period and is recognized, regardless of the actual number of awards that are earned, based on the level of achievement of the market-based vesting condition. The Company recognized stock-based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Cost of revenue	$1,261	$1,301	$2,477	$2,281
Research and development	5,116	4,645	10,058	9,350
Sales and marketing	4,600	4,485	8,296	7,633
General and administrative	6,189	7,772	12,301	13,970
Total stock-based compensation expense	$17,166	$18,203	$33,132	$33,234

As of June 30, 2019, there was approximately $141.0 million of total unrecognized share-based compensation cost related to unvested stock awards which are expected to be recognized over a weighted average period of 1.5 years.

In May 2019, the Company’s Board of Directors adopted the 2019 Employee Stock Purchase Plan, or ESPP, which was approved by the Company’s stockholders at its Annual Meeting of Stockholders on May 30, 2019. Pursuant to the ESPP, certain employees of the Company, excluding consultants and non-employee directors, are eligible to purchase common stock of the Company at a reduced rate during offering periods. The ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to a calendar year limit of $25,000 and at a purchase price of 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the applicable purchase date, which will be the final trading day of the applicable purchase period. The first offering period is the four-month period from August 1, 2019 to November 30, 2019. As of June 30, 2019, the Company had 1.5 million shares available for issuance under the ESPP. As of June 30, 2019, the Company had not recorded stock-based compensation costs related to the ESPP as the first offering period had not yet commenced.

13. Commitments and Contingencies

Litigation — The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

On August 31, 2017, 9Six Comercio e Serviços de Telecomunicações Ltda., or 9Six, filed a claim against Jive Telecomunicações do Brasil Ltda., or Jive Brasil, a subsidiary of Jive Communications, Inc., or Jive USA, in the 27th Civil Court of Sao Paulo. The claim relates to a commercial dispute regarding unpaid commission fees arising from a reseller agreement executed between 9Six and Jive Brasil in September 2016.  In February 2018, 9Six filed additional claims against Jive Brasil alleging lost profits and punitive damages resulting from Jive Brasil’s termination of the reseller agreement. In April 2018, the Company acquired Jive USA. As a result, Jive Brasil became an indirect subsidiary of the Company, and the Company inherited this litigation. On June 7, 2019, the 27th Civil Court in Sao Paulo, Brazil awarded damages against Jive Brasil in the amount of approximately R$46.3 million Brazilian reais plus interest and attorneys’ fees, or approximately $14.4 million USD as of June 30, 2019. The Company intends to appeal the court’s decision to the Sao Paulo State Court of Appeal. The Company continues to believe that Jive Brasil has meritorious defenses to these claims and intends to vigorously defend against these claims on appeal. Due to the court’s June 7, 2019 decision, the Company now believes that a loss contingency in the range of zero to $14.4 million USD as of June 30, 2019 is reasonably possible. However, as the Company believes the loss contingency is not probable, no accrual has been recorded as of June 30, 2019. The Company has notified the shareholder representative for Jive USA that it intends to seek indemnification for this matter, which the Company believes is available pursuant to the terms of the merger agreement entered into between the Company and Jive USA in February 2018.

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

On January 30, 2019, a derivative action, referred to herein as the Derivative Action, was filed in the District of Massachusetts against the Company’s Board of Directors, entitled Schlagel v. Wagner et al. (Case No. 1:19-cv-10204) alleging breach of fiduciary duty, waste of corporate assets, and violation of Sections 10(b) and 14(a) of the Securities and Exchange Act of 1934 related to the same allegations as the Securities Class Action.  The complaint seeks unspecified damages, fees and costs. The Derivative Action currently is stayed during the pleadings phase of the Securities Class Action. The Company intends to defend the lawsuit vigorously.

Given the inherent unpredictability of litigation and the fact that the Securities Class Action and the Derivative Action are still in early stages, the Company is unable to predict the outcome of these actions or reasonably estimate a possible loss or range of loss associated with them at this time.

The Company is from time to time subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including direct claims brought by or against the Company with respect to intellectual property, contracts, employment and other matters, as well as claims brought against the Company’s customers for whom the Company has a contractual indemnification obligation. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. Actual claims could settle or be adjudicated against the Company in the future for materially different amounts than the Company has accrued due to the inherently unpredictable nature of litigation. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosure related to such matter as appropriate and in compliance with ASC 450, Contingencies. The accruals or estimates, if any, resulting from the foregoing analysis, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter. While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company’s consolidated financial statements.

14. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments. The Company has determined that the undistributed earnings of all of its foreign subsidiaries, except for 100% of the current and prior year earnings and foreign currency translation adjustments related to those earnings, will continue to be indefinitely reinvested outside the United States for any additional outside basis differences inherent in these entities. Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and, as of December 31, 2018 and June 30, 2019, was comprised of cumulative translation adjustment gains of $2.1 million and $2.4 million, respectively. There were no material reclassifications to earnings in the six months ended June 30, 2018 and 2019.

15. Credit Facility

On February 1, 2017, the Company entered into an Amended and Restated Credit Agreement, or the Amended Credit Agreement, which increased the Company’s secured revolving credit facility from $150 million to $400 million in the aggregate and permits the Company to increase the revolving credit facility and/or enter into one or more tranches of term loans up to an additional $200 million. On March 23, 2018, the Company entered into a borrower accession agreement with its wholly-owned subsidiary, LogMeIn USA, Inc. and JPMorgan Chase Bank, N.A. acting in its capacity as administrative agent, pursuant to which LogMeIn USA, Inc. became a borrower under the Company’s existing multi-currency Amended Credit Agreement. The credit facility matures February 1, 2022. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty. The Company and its subsidiaries expect to use the credit facility for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital. On April 2, 2018, the Company borrowed $200.0 million under the Amended Credit Agreement to partially fund the acquisition of Jive, described further in Note 4 to the condensed consolidated financial statements. The Company had an outstanding debt balance of $200.0 million as of June 30, 2019.

Loans under the Amended Credit Agreement bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company, as described below. As of July 15, 2019, the annual rate on the $200.0 million outstanding debt balance was 3.625%, which will reset on August 15, 2019. The average interest rate on borrowings outstanding for the period ending June 30, 2019 was 3.8%. The quarterly commitment fee on the undrawn portion of the credit facility ranges from 0.15% to 0.30% per annum, based upon the Company’s total leverage ratio.

The Amended Credit Agreement contains customary affirmative and negative covenants, subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Amended Credit Agreement. As of June 30, 2019, the Company was in compliance with all financial and operating covenants of the Amended Credit Agreement.

Any failure to comply with the financial or operating covenants of the Amended Credit Agreement would prevent the Company from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility.

As of December 31, 2018 and June 30, 2019, the Company had $1.7 million and $1.4 million, respectively, of origination costs recorded in other assets on the accompanying condensed consolidated balance sheet. The Company presents debt issuance costs related to the revolving debt arrangement as an asset and subsequently amortizes the deferred debt issuance costs ratably over the term of the credit facility.

16. Subsequent Events

Cash Dividend

On July 25, 2019, the Company announced that its Board of Directors declared a cash dividend of $0.325 per share of common stock. The dividend is payable on August 23, 2019 to stockholders of record as of August 7, 2019.

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

Investing in Growth

In February 2019, we announced a strategic growth plan that included incremental investments to fund additional sales capacity, marketing programs and research and development initiatives, designed to further accelerate revenue growth. As part of this investment plan, we announced a global restructuring plan to streamline our organization and reallocate resources to better align with our current growth acceleration goals and to partially fund our incremental investments. As a result of this strategic plan, sales and marketing expenses as a percentage of revenue have increased compared to 2018.

Operating Results

In the six months ended June 30, 2019, we recognized revenues of $620.8 million and generated cash flows from operating activities of $203.4 million, and we ended the quarter with $111.6 million of cash and cash equivalents and $200.0 million of outstanding borrowings under our credit facility. We recorded a net loss of $15.6 million in the six months ended June 30, 2019, including amortization of acquired intangible assets of $120.9 million, a restructuring charge of $9.4 million, and acquisition-related transaction, transition and integration-related fees and expenses of $6.9 million, including $5.6 million of retention-based bonuses primarily related to our acquisition of Jive Communications, Inc.

In the six months ended June 30, 2018, we recognized revenues of $584.9 million and generated cash flows from operating activities of $257.2 million, and we ended the quarter with $198.9 million of cash and cash equivalents and $200.0 million of outstanding borrowings under our credit facility. We recorded net income of $36.3 million in the six months ended June 30, 2018, including a gain of $33.9 million in the first quarter of 2018 related to the divestiture of our Xively business; amortization of acquired intangible assets of $120.6 million; and acquisition-related transaction, transition and integration-related fees and expenses of $14.4 million, primarily related to the acquisition of the GoTo family of service offerings, or the GoTo Business, from a wholly–owned subsidiary of Citrix Systems, Inc., or Citrix, which we refer to herein as the Merger, and our acquisition of Jive.

Earnings in the first half of 2019 as compared to the first half of 2018 are lower due primarily to the gain related to the divestiture of our Xively business in the first quarter of 2018, the restructuring charge recorded in the first six months of 2019, and higher sales and marketing expense primarily due to the planned growth investments announced in February 2019.

Restructuring Charge

In February 2019, we announced a global restructuring plan, including a reduction in force resulting in the termination of approximately 4% of our workforce and the consolidation of certain leased facilities. We expect to incur pre-tax restructuring charges of approximately $16 million and to substantially complete the restructuring by the end of fiscal year 2019. In the six months ended June 30, 2019, we recorded a restructuring charge of $9.4 million, primarily related to one-time employee termination benefits and related costs. We expect most of the remaining restructuring charge to be recorded in the second half of 2019 upon vacating a leased facility.

Capital Returns

On February 23, 2017, our Board of Directors approved a three-year capital return plan intended to return up to $700 million to stockholders through a combination of share repurchases and dividends. As of June 30, 2019, we have returned $576.4 million to stockholders under this capital return plan, including $156.6 million during the first six months of 2019 comprised of the following:

•	A total of $123.9 million spent to repurchase 1,552,896 million shares of our common stock at an average price of $79.77 per share.
•	A total of $32.7 million paid in cash dividends ($0.325 per share of our common stock paid to stockholders in March and May 2019).

On July 25, 2019, we announced that our Board of Directors declared a cash dividend of $0.325 per share of common stock. The dividend is payable on August 23, 2019 to stockholders of record as of August 7, 2019. While we currently intend to pay quarterly cash dividends during the remainder of 2019, our Board of Directors will continue to review this capital return plan for potential modifications and will determine whether to declare dividends on a quarterly basis based on our financial performance, business outlook and other considerations.

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

Sources of Revenue

We derive our revenue primarily from subscription fees for our premium services from enterprise customers, SMBs, IT service providers, mobile carriers, customer service centers, OEMs and consumers and to a lesser extent, from usage fees from our audio services and the sale or lease of telecommunications equipment. Our customers who subscribe to our services generally pay in advance and typically pay with a credit card for their subscription. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period.

We calculate our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. For the three months ended June 30, 2019, our gross annualized renewal rate was approximately 80%. We will continue to monitor and assess our renewal rate calculation and methodology to ensure that it is appropriate.

Revenue by product grouping is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
Revenues:
Unified communications and collaboration	$173,190	$171,817	$323,097	$341,774
Identity and access management	87,765	98,266	172,435	192,445
Customer engagement and support	44,695	42,981	89,335	86,545
Total revenue	$305,650	$313,064	$584,867	$620,764

Employees

Our number of full-time employees was 3,763 at June 30, 2019, compared to 3,515 at December 31, 2018 and 3,396 at June 30, 2018.

Cost of Revenue and Operating Expenses

We allocate certain overhead expenses, such as rent, utilities and information technology, to expense categories primarily based on headcount allocation. As a result, an overhead allocation associated with these costs is reflected in cost of revenue and each operating expense category.

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

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, retention-based bonus expense related to our acquisitions, facility expense, cloud computing services, consulting fees associated with outsourced development projects, travel-related costs for development personnel, and depreciation of assets used in development. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. More than half of our research and development employees are located internationally in our development centers in Hungary, Germany, Canada, Israel and India. Therefore, a large portion of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized costs of $15.2 million and $18.8 million for the six months ended June 30, 2018 and 2019, respectively, related to internally developed software to be sold as a service, which were incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will remain relatively constant as a percentage of revenue.

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

Revenue Recognition. We derive our revenue primarily from subscription fees for our premium services, and, to a lesser extent, usage fees from our audio services and the sale or lease of telecommunications equipment. Revenue is reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction including mandatory government charges that are billed to our customers. Revenue is recognized when control of these services or products are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the contract’s performance obligations.

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

Results of Consolidated Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated (dollar amounts in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2018		2019			2018		2019
	Amount	Percent of Revenue	Amount	Percent of Revenue	Percent Change	Amount	Percent of Revenue	Amount	Percent of Revenue	Percent Change
Revenue	$305,650	100%	$313,064	100%	2%	$584,867	100%	$620,764	100%	6%
Cost of revenue	72,833	24%	80,767	26%	11%	135,775	23%	158,455	26%	17%
Gross profit	232,817	76%	232,297	74%	(0)%	449,092	77%	462,309	74%	3%
Operating expenses
Research and development	43,920	14%	40,379	13%	(8)%	87,036	15%	81,096	13%	(7)%
Sales and marketing	99,343	33%	120,825	39%	22%	187,558	32%	235,459	38%	26%
General and administrative	39,106	13%	34,539	11%	(12)%	74,549	13%	68,425	11%	(8)%
Restructuring charge	—		956	0%		—		9,430	1%
Gain on disposition of assets	—		—			(33,910)	(6)%	—
Amortization of acquired intangibles	43,347	14%	39,390	12%	(9)%	84,430	14%	78,889	13%	(7)%
Total operating expenses	225,716	74%	236,089	75%	5%	399,663	68%	473,299	76%	18%
Income (loss) from operations	$7,101	2%	$(3,792)	(1)%	(153)%	$49,429	8%	$(10,990)	(2)%	(122)%

	As of June 30,		Percent
	2018	2019	Change
Employees:
Cost of revenue	668	806	21%
Research and development	1,115	1,163	4%
Sales and marketing	1,138	1,288	13%
General and administrative	475	506	7%
Total headcount at end of period	3,396	3,763

On April 3, 2018, we completed our acquisition of Jive Communications, Inc., or Jive, a provider of cloud-based phone systems and unified communications services. At the time of closing, Jive had approximately 700 employees and its fiscal year 2017 revenue was approximately $80 million.

Three Months Ended June 30, 2018 and 2019

Revenue. Revenue increased $7.4 million, or 2%, from $305.7 million for the three months ended June 30, 2018 to $313.1 million for the three months ended June 30, 2019. The effect of acquisition accounting on the fair value of acquired deferred revenue was $0.8 million and $0.3 million for the GoTo Business in the three months ended June 30, 2018 and 2019, respectively. The effect of acquisition accounting on the fair value of acquired deferred revenue from Jive was $0.7 million for the three months ended June 30, 2018.

Cost of Revenue. Cost of revenue increased $8.0 million, or 11%, from $72.8 million for the three months ended June 30, 2018 to $80.8 million for the three months ended June 30, 2019 and as a percentage of revenue was 24% and 26%, respectively. The increase in cost of revenue as a percentage of revenue includes an increase in amortization of acquired intangible assets from $18.3 million to $21.0 million for the three months ended June 30, 2018 and 2019, respectively. This increase is primarily attributable to the acquired intangibles of Jive. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized. Cost of revenue for the three months ended June 30, 2018 and 2019, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $17.8 million and $16.7 million, respectively; facility-related costs of $2.0 million in both periods; depreciation, maintenance, and amortization of internally developed software of $12.5 million and $15.5 million, respectively; professional services expense of $2.9 million and $2.6 million, respectively; data center, telecommunications and cloud computing service costs of $14.8 million and $15.0 million, respectively; royalty expense of $0.6 million and $0.7 million, respectively; telecommunication product costs of $3.6 million and $6.7 million, respectively. Included in personnel-related costs in the three months ended June 30, 2018 and 2019 is $1.3 million of stock-based compensation expense in both periods and $0.3 million and $0.2 million, respectively, of acquisition-related retention-based bonuses.

Research and Development Expenses. Research and development expenses decreased $3.5 million, or 8%, from $43.9 million for the three months ended June 30, 2018 to $40.4 million for the three months ended June 30, 2019 and as a percentage of revenue was 14% and 13%, respectively. Research and development expenses for the three months ended June 30, 2018 and 2019, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $33.8 million and $29.6 million, respectively; facility-related costs of $2.9 million and $3.0 million, respectively; cloud computing services of $2.0 million and $2.4 million, respectively; depreciation and maintenance expense of $4.0 million in both periods; and professional services expense of $1.3 million and $1.4 million, respectively. We capitalized $8.1 million and $9.9 million of research and development expenses during the three months ended June 30, 2018 and 2019, respectively, for internally developed software to be sold as a service incurred during the application development stage. Included in personnel-related costs in the three months ended June 30, 2018 and 2019 is $5.1 million and $4.6 million, respectively, of stock-based compensation expense and $1.9 million and $1.8 million, respectively, of acquisition-related retention-based bonuses.

Sales and Marketing Expenses. Sales and marketing expenses increased $21.5 million, or 22%, from $99.3 million for the three months ended June 30, 2018 to $120.8 million for the three months ended June 30, 2019 and as a percentage of revenue was 33% and 39%, respectively. Sales and marketing expenses for the three months ended June 30, 2018 and 2019, includes personnel-related costs, including salary, commissions, bonus, recruiting, relocation, travel, training, benefits and taxes of $46.6 million and $52.6 million, respectively; marketing costs of $35.7 million and $47.9 million, respectively; credit card transaction fees of $5.6 million and $6.2 million, respectively; facility-related costs of $3.5 million and $4.2 million, respectively; depreciation and maintenance expense of $5.3 million and $5.7 million, respectively; and professional services expense of $2.5 million and $4.3 million, respectively. Included in personnel-related costs in the three months ended June 30, 2018 and 2019 is $4.6 million and $4.5 million, respectively, of stock-based compensation expense and $0.9 million and $0.3 million, respectively, of acquisition-related retention-based bonuses.

General and Administrative Expenses. General and administrative expenses decreased $4.6 million, or 12%, from $39.1 million for the three months ended June 30, 2018 to $34.5 million for the three months ended June 30, 2019 and as a percentage of revenue was 13% and 11%, respectively. For three months ended June 30, 2018 and 2019, general and administrative expenses included acquisition-related costs of $6.2 million and $0.5 million, respectively, primarily related to transaction, transition and integration-related costs for the acquisition of Jive. General and administrative expenses for the three months ended June 30, 2018 and 2019, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $24.0 million in both periods; professional services of $4.4 million and $5.1 million, respectively; facility-related costs of $2.1 million and $2.2 million, respectively; and depreciation and maintenance expense of $1.6 million and $1.4 million, respectively. Included in personnel-related costs for the three months ended June 30, 2018 and 2019 is $6.2 million and $7.8 million, respectively, of stock-based compensation expense and $0.8 million and $0.3 million, respectively, of acquisition-related retention-based bonuses.

Restructuring Charge. We recorded a restructuring charge of $1.0 million in the three months ended June 30, 2019, primarily related to one-time employee termination benefits and related costs.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $43.3 million and $39.4 million for the three months ended June 30, 2018 and 2019, respectively. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized.

Interest Income. Interest income was $0.4 million in both periods for the three months ended June 30, 2018 and 2019 and was primarily attributable to interest income earned on invested cash and cash equivalents.

Interest Expense. Interest expense was $1.9 million and $2.1 million for the three months ended June 30, 2018 and 2019, respectively, and was primarily associated with interest expense attributable to $200.0 million of borrowings under our credit facility used to partially fund the acquisition of Jive as well as the amortization of deferred financing fees.

Other Income (Expense), Net. Other expense, net was $0.1 million in both periods for the three months ended June 30, 2018 and 2019 comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the quarter.

Income Taxes. We recorded a benefit for federal, state and foreign taxes of $1.0 million on a profit before income taxes of $5.5 million and a provision for federal, state, and foreign taxes of $0.9 million on a loss before income taxes of $5.6 million for the three months ended June 30, 2018 and 2019, respectively. The effective income tax rates for three months ended June 30, 2018 and 2019 were impacted by profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the three months ended June 30, 2018 and 2019 was also impacted by stock-based compensation activity with $1.2 million of excess tax deductions (windfall tax benefit) and $1.6 million of tax expense (shortfall tax provision) recorded as discrete tax items, respectively. Our effective tax rate in the future will depend upon the proportion of income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. federal statutory rate, as well as several other factors, including excess tax benefits or shortfall tax provisions from share-based compensation and the impact of new legislation.

Six Months Ended June 30, 2019

Revenue. Revenue increased $35.9 million, or 6%, from $584.9 million for the six months ended June 30, 2018 to $620.8 million for the six months ended June 30, 2019. The effect of acquisition accounting on the fair value of acquired deferred revenue was $1.8 million and $0.7 million for the GoTo Business in the six months ended June 30, 2018 and 2019, respectively. The effect of acquisition accounting on the fair value of Jive’s acquired deferred revenue was $0.7 million for the six months ended June 30, 2018.

Cost of Revenue. Cost of revenue increased $22.7 million, or 17%, from $135.8 million for the six months ended June 30, 2018 to $158.5 million for the six months ended June 30, 2019 and as a percentage of revenue was 23% and 26%, respectively. The increase in cost of revenue as a percentage of revenue includes an increase in amortization of acquired intangible assets from $36.2 million to $42.0 million for the six months ended June 30, 2018 and 2019, respectively. This increase is primarily attributable to the acquired intangibles of Jive. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized. Cost of revenue for the six months ended June 30, 2018 and 2019, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $33.7 million and $33.5 million, respectively; facility-related costs of $3.7 million and $4.1 million, respectively; depreciation, maintenance, and amortization of internally developed software of $23.6 million and $30.6 million, respectively; professional services expense of $6.8 million and $5.1 million, respectively; and data center, telecommunications and cloud computing service costs of $26.4 million and $29.8 million, respectively. Cost of revenue for the six months ended June 30, 2018 and 2019 included $1.2 million and $1.7 million of royalty expense, respectively. Further, telecommunication product costs totaled $3.6 million and $11.0 million for the six months ended June 30, 2018 and 2019, respectively. Included in personnel-related costs in both the six months ended June 30, 2018 and 2019 is $2.5 million and $2.3 million, respectively, of stock-based compensation expense and $0.4 million of acquisition-related retention-based bonuses in both periods.

Research and Development Expenses. Research and development expenses decreased $5.9 million, or 7%, from $87.0 million for the six months ended June 30, 2018 to $81.1 million for the six months ended June 30, 2019 and as a percentage of revenue was 15% and 13%, respectively. Research and development expenses for the six months ended June 30, 2018 and 2019, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $66.5 million and $59.7 million, respectively; facility-related costs of $5.9 million in both periods; cloud computing services of $4.0 million and $4.7 million, respectively; depreciation and maintenance expense of $8.1 million and $8.0 million, respectively; and professional services expense of $2.5 million and $2.8 million, respectively. We capitalized $15.2 million and $18.8 million of research and development expenses during the six months ended June 30, 2018 and 2019, respectively, for internally developed software to be sold as a service incurred during the application development stage. Included in personnel-related costs in the six months ended June 30, 2018 and 2019 is $10.1 million and $9.3 million, respectively, of stock-based compensation expense and $2.8 million and $3.4 million, respectively, of acquisition-related retention-based bonuses.

Sales and Marketing Expenses. Sales and marketing expenses increased $47.9 million, or 26%, from $187.6 million for the six months ended June 30, 2018 to $235.5 million for the six months ended June 30, 2019 and as a percentage of revenue was 32% and 38%, respectively. Sales and marketing expenses for the six months ended June 30, 2018 and 2019, includes personnel-related costs, including salary, commissions, bonus, recruiting, relocation, travel, training, benefits and taxes of $85.8 million and $103.2 million, respectively; marketing costs of $69.7 million and $92.2 million, respectively; credit card transaction fees of $11.8 million and $12.3 million, respectively; facility-related costs of $6.9 million and $8.4 million, respectively; depreciation and maintenance expense of $9.9 million and $11.1 million, respectively; and professional services expense of $3.4 million and $8.2 million, respectively. Included in personnel-related costs in the six months ended June 30, 2018 and 2019 is $8.3 million and $7.6 million, respectively, of stock-based compensation expense and $0.9 million of acquisition-related retention-based bonuses in both periods.

General and Administrative Expenses. General and administrative expenses decreased $6.1 million, or 8%, from $74.5 million for the six months ended June 30, 2018 to $68.4 million for the six months ended June 30, 2019 and as a percentage of revenue was 13% and, 11% respectively. For six months ended June 30, 2018 and 2019, general and administrative expenses included acquisition-related costs of $10.3 million and $1.9 million, respectively, primarily related to transaction, transition and integration-related costs for the Merger in 2017 and the acquisition of Jive in 2018. General and administrative expenses for the six months ended June 30, 2018 and 2019 included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $45.7 million and $46.6 million, respectively; professional services of $9.3 million and $10.2 million, respectively; facility-related costs of $4.2 million and $4.4 million, respectively; and depreciation and maintenance expense of $3.0 million and $2.9 million, respectively. Included in personnel-related costs for the six months ended June 30, 2018 and 2019 is $12.3 million and $14.0 million, respectively, of stock-based compensation expense and $0.8 million and $0.9 million, respectively, of acquisition-related retention-based bonuses.

Restructuring Charge. We recorded a restructuring charge of $9.4 million in the six months ended June 30, 2019, which includes one-time employee termination benefits and related costs.

Gain on Disposition of Assets. We recorded a gain on the disposition of assets of $33.9 million in the six months ended June 30, 2018 related to the gain on the sale of our Xively business.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $84.4 million and $78.9 million for the six months ended June 30, 2018 and 2019, respectively. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized.

Interest Income. Interest income was $1.0 million and $1.1 million for the six months ended June 30, 2018 and 2019 and was primarily attributable to interest income earned on invested cash and cash equivalents.

Interest Expense. Interest expense was $2.2 million and $4.3 million for the six months ended June 30, 2018 and 2019, respectively, and was primarily associated with interest expense attributable to $200.0 million of borrowings under our credit facility used to partially fund the acquisition of Jive as well as the amortization of deferred financing fees.

Other Income (Expense), Net. Other expense, net was $0.3 million and $0.4 million for the six months ended June 30, 2018 and 2019, respectively, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the quarter.

Income Taxes. We recorded a provision for federal, state and foreign taxes of $11.7 million on a profit before income taxes of $48.0 million and a provision for federal, state, and foreign taxes of $1.0 million on a loss before income taxes of $14.6 million for the six months ended June 30, 2018 and 2019, respectively. The effective income tax rates for six months ended June 30, 2018 and 2019 were impacted by profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the six months ended June 30, 2018 and 2019 was also impacted by $2.9 million of excess tax deductions on stock compensation and $1.6 million of tax expense on stock compensation recorded as discrete tax items, respectively. During the six months ended June 30, 2018, the Company recorded a discrete income tax benefit of $3.4 million as a result of the re-measurement of deferred tax assets and liabilities due to a decrease in the state tax rate from the acquisition of Jive, a discrete income tax provision of $9.2 million on a pre-tax gain on disposition of assets of $33.9 million as a result of the divestiture of its Xively business, and $0.7 million to increase its one-time mandatory transition tax estimate as a result of the U.S. Tax Act. Our effective tax rate in the future will depend upon the proportion of income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. statutory rate, as well as several other factors, including excess tax benefits or shortfall tax provisions from share-based compensation and the impact of new legislation.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Six Months Ended June 30,
	2018	2019
Net cash provided by operating activities	$257,202	$203,367
Net cash provided by (used in) investing activities	(332,448)	(63,289)
Net cash provided by (used in) financing activities	26,588	(176,382)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(4,890)	(792)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(53,548)	$(37,096)

At June 30, 2019, our principal source of liquidity was cash and cash equivalents totaling $111.6 million, of which $47.8 million was held in the United States and $63.8 million was held by our international subsidiaries.

Cash Flows From Operating Activities

Net cash inflows from operating activities during the six months ended June 30, 2018 were mainly attributable to a $35.8 million increase in deferred revenue associated with upfront payments received from our customers, a $23.0 million increase in accrued liabilities, a $22.7 million decrease in accounts receivable due to strong collections, an $11.5 million increase in accounts payable, a $6.0 million increase in other long-term liabilities, and an $8.0 million decrease in prepaid and other current assets primarily due to a decrease in prepaid taxes partially offset by an increase in deferred commissions. These cash inflows were partially offset by a $7.9 million increase in other assets primarily due to an increase in deferred commissions. Accrued liabilities and accounts payable included $4.4 million in Merger-related professional fees, including transaction, transition, and integration-related fees and expenses, and $3.3 million in retention-based bonus accruals related to our acquisitions. Additionally, included in net cash inflows from operating activities were add-backs and reductions of non-cash charges, including $146.4 million for depreciation and amortization, $36.3 million for the gain on disposition of assets related to the divestiture of the Xively business net of transaction costs, $33.1 million for stock-based compensation expense, and $22.0 million benefit from deferred income taxes primarily attributable to the amortization of intangible assets which cannot be deducted for tax purposes.

Net cash inflows from operating activities during the six months ended June 30, 2019 were mainly attributable to a $30.3 million increase in deferred revenue associated with upfront payments received from our customers, a $16.2 million increase in accrued liabilities, a $4.1 million decrease in accounts receivable, a $4.8 million decrease in prepaid and other current assets due to a decrease in prepaid taxes offset by an increase in deferred commissions, and a $15.5 million increase in accounts payable. These cash inflows were partially offset by a $13.5 million increase in other assets due primarily to an increase in long-term deferred commissions, and a $2.3 million decrease in other long-term liabilities due to the offset of the U.S. Tax Act transition tax payable with U.S. federal prepaid taxes. Included in net cash inflows from operating activities were add-backs and reductions of non-cash charges, including $152.3 million for depreciation and amortization, $33.2 million for stock-based compensation expense, and $22.8 million benefit from deferred income taxes primarily attributable to the amortization of intangible assets which cannot be deducted for tax purposes.

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

Net cash used in investing activities for the six months ended June 30, 2019 was primarily attributable to $22.5 million paid for acquisitions, net of cash acquired, $18.7 million in intangible asset additions for capitalized costs related to internally developed software to be sold as a service which were incurred during the application development stage, and purchases of $22.1 million in property and equipment related to our internal IT infrastructure, data centers, and our offices.

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

Net cash used in financing activities for the six months ended June 30, 2019 was attributable to the purchase of $124.2 million of treasury stock, dividend payments of $32.7 million, and the payment of $17.7 million for payroll taxes related to the vesting of restricted stock units.

We have available a multi-currency credit facility with a syndicate of banks, financial institutions and other lending entities that provides for a secured revolving line of credit of up to $400 million, which may be increased by an additional $200 million subject to further commitment from the lenders. The credit facility matures on February 1, 2022 and includes certain financial covenants with which we must comply. We expect to use the credit facility for general corporate purposes, including the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital (see Note 15 to our condensed consolidated financial statements for additional details). As of June 30, 2019, we had $200.0 million of outstanding borrowings under the credit facility.

Future Expectations

At June 30, 2019, cash and cash equivalents totaled $111.6 million, of which $47.8 million was held in the United States and $63.8 million was held by our international subsidiaries. We believe that our current cash and cash equivalents, together with cash generated from operations and our credit facility, will be sufficient to meet our ongoing operations working capital and capital expenditure requirements.

We have been purchasing shares of our common stock since 2013 pursuant to share repurchase programs approved by our Board of Directors. On February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we intend to return to stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. As of June 30, 2019, $442.0 million in share repurchases and $134.4 million in cash dividend payments to our stockholders have been made under this $700 million capital return plan, and $123.6 million remained. We have continued to repurchase shares since June 30, 2019 and on July 25, 2019, we announced that our Board of Directors declared a $0.325 per share cash dividend to be paid on August 23, 2019 to stockholders of record as of August 7, 2019, totaling approximately $16.0 million. Our Board of Directors will continue to review this capital return plan for potential modifications based on our financial performance, business outlook and other considerations. Our ability to repurchase our shares and/or pay cash dividends to our stockholders is subject to our having sufficient cash available and our maintaining compliance with our credit facility covenants.

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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
GAAP Revenue	$305,650	$313,064	$584,867	$620,764
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	1,474	330	2,532	748
Non-GAAP Revenue	$307,124	$313,394	$587,399	$621,512

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(In thousands, except per share data)		(In thousands, except per share data)
GAAP Net income (loss) from operations	$7,101	$(3,792)	$49,429	$(10,990)
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	1,474	330	2,532	748
Stock-based compensation expense	17,166	18,203	33,132	33,234
Acquisition-related costs	9,231	2,947	14,376	6,871
Restructuring charge	—	956	—	9,430
Litigation-related expenses	96	530	277	693
Amortization of acquired intangibles	61,634	60,428	120,602	120,897
Less:
Gain on disposition of assets	—	—	(33,910)	—
Effect of acquisition accounting on internally capitalized software development costs	(2,411)	—	(6,131)	—
Non-GAAP Operating income	94,291	79,602	180,307	160,883
Interest and other income (expense), net	(1,571)	(1,818)	(1,464)	(3,560)
Non-GAAP Income before income taxes	92,720	77,784	178,843	157,323
Non-GAAP Provision for income taxes (1)	(22,902)	(19,173)	(44,174)	(38,859)
Non-GAAP Net income	$69,818	$58,611	$134,669	$118,464
GAAP Net income (loss) per diluted share, if dilutive	$0.12	$(0.13)	$0.68	$(0.31)
Non-GAAP Net income per diluted share	$1.32	$1.17	$2.53	$2.34
Weighted average shares outstanding, diluted	52,875	50,027	53,160	50,587

(1)

The non-GAAP provision for income taxes reported in the three and six months ended June 30, 2018 excludes the tax impact of non-GAAP items and discrete integration-related tax benefit of $3.4 million and $2.0 million, respectively, as well as a net tax provision of $0.7 million in the six months ended June 30, 2018 related to the enactment of the U.S. Tax Act.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
GAAP Net income (loss)	$6,554	$(6,522)	$36,266	$(15,561)
Add Back:
Interest and other income (expense), net	1,571	1,818	1,464	3,560
Income tax provision (benefit)	(1,024)	912	11,699	1,011
Amortization of acquired intangibles	61,634	60,428	120,602	120,897
Depreciation and amortization expense	13,436	15,961	25,759	31,436
EBITDA	82,171	72,597	195,790	141,343
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	1,474	330	2,532	748
Stock-based compensation expense	17,166	18,203	33,132	33,234
Acquisition-related costs	9,231	2,947	14,376	6,871
Restructuring charge	—	956	—	9,430
Litigation-related expenses	96	530	277	693
Less:
Gain on disposition of assets	—	—	(33,910)	—
Adjusted EBITDA	$110,138	$95,563	$212,197	$192,319

	Six Months Ended June 30,
	2018	2019
	(In thousands)
GAAP Cash flows from operations	$257,202	$203,367
Add Back:
Litigation-related payments	1,147	19
Acquisition retention-based bonus payments	657	5,226
Restructuring payments	—	7,049
Transaction-related payments (acquisitions and dispositions)	13,674	1,879
Adjusted cash flows from operations	272,680	217,540
Less:
Purchases of property and equipment	(13,629)	(22,081)
Intangible asset additions	(17,862)	(18,745)
Adjusted free cash flow	$241,189	$176,714

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

As of June 30, 2019, we had letters of credit and bank guarantees of $8.7 million (of which $1.8 million was collateralized and classified as restricted cash), primarily related to our corporate headquarters in Boston, Massachusetts.

New Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Polices” to the condensed consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as our non-U.S. sales are recorded by our subsidiaries located in Ireland, the United Kingdom, Australia, Canada, Brazil and Mexico and as we incur significant operating expenses in our foreign subsidiaries including our research and development facilities in Hungary, Germany and Canada and our sales and marketing operations in Ireland, Germany, the United Kingdom and Australia. For the six months ended June 30, 2018 and 2019, 23% and 21%, respectively, of our revenue was generated by customers outside of the United States and 21% and 23%, respectively, of our operating expenses occurred in our international operations.

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

As of December 31, 2018 and June 30, 2019, we had outstanding forward contracts with notional amounts equivalent to the following (in thousands):

Currency Hedged	December 31, 2018	June 30, 2019
Euro / Canadian Dollar	$537	$—
Euro / U.S. Dollar	5,203	3,593
Euro / British Pound	3,809	1,268
British Pound / U.S. Dollar	563	—
Euro / Hungarian Forint	—	2,203
U.S. Dollar / Israeli Shekel	—	1,665
U.S. Dollar / Canadian Dollar	4,504	1,806
Total	$14,616	$10,535

Net realized and unrealized foreign currency gains and losses was a net loss of $0.1 million and $0.3 million for the three and six months ended June 30, 2018, respectively, and a net loss of $0.1 million and $0.4 million for the three and six months ended June 30, 2019, respectively, which are included in other income (expense), net in the condensed consolidated statements of operations. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in foreign currency gains and losses was a net gain of $0.2 million and $0.5 million for the three and six months ended June 30, 2018, respectively, and a net gain of $0.1 million and a net loss of $0.4 million for the three and six months ended June 30, 2019, respectively.

At June 30, 2019, cash and cash equivalents totaled $111.6 million, of which $47.8 million was held in the United States and $63.8 million was held by our international subsidiaries. Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. Our condensed consolidated cash balances were impacted unfavorably by $4.9 million and $0.8 million for the six months ended June 30, 2018 and 2019, respectively, due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro.

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

Interest expense on borrowings under our credit facility is sensitive to changes in interest rates. As of June 30, 2019, we had $200.0 million outstanding under our variable-rate credit facility. Interest rates on this loan will be adjusted at each rollover date to the extent such amounts are not repaid. As of June 30, 2019, the annual rate on the loan was 3.69%. If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $2.0 million. This hypothetical change in cash flows and earnings has been calculated based on borrowings outstanding at June 30, 2019 and a 100 basis point per annum change in interest rate applied over a one-year period.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

On August 20, 2018, a securities class action lawsuit, referred to herein as the Securities Class Action, was initiated by purported stockholders of LogMeIn in the U.S. District Court for the Central District of California against us and certain of our officers, entitled Wasson v. LogMeIn, Inc. et al. (Case No. 2:18-cv-07285). On November 6, 2018, the case was transferred to the District of Massachusetts (Case No. 1:18-cv-12330). The lawsuit asserts claims under Sections 10(b) and 20(a) of the Securities and Exchange Act of 1934 based on alleged misstatements or omissions concerning renewal rates for our subscription contracts.  We believe the lawsuit lacks merit and intend to defend it vigorously.

On January 30, 2019, a derivative action, referred to herein as the Derivative Action, was filed in the District of Massachusetts against our Board of Directors, entitled Schlagel v. Wagner et al. (Case No. 1:19-cv-10204) alleging breach of fiduciary duty, waste of corporate assets, and violation of Sections 10(b) and 14(a) of the Securities and Exchange Act of 1934 related to the same allegations of the Securities Class Action. The complaint seeks unspecified damages, fees and costs. The Derivative Action currently is stayed during the pleadings phase of the Securities Class Action. We intend to defend the lawsuit vigorously.

On August 31, 2017, 9Six Comercio e Serviços de Telecomunicações Ltda., or 9Six, filed a claim against Jive Telecomunicações do Brasil Ltda., or Jive Brasil, a subsidiary of Jive Communications, Inc., or Jive USA, in the 27th Civil Court of Sao Paulo. The claim relates to a commercial dispute regarding unpaid commission fees arising from a reseller agreement executed between 9Six and Jive Brasil in September 2016.  In February 2018, 9Six filed additional claims against Jive Brasil alleging lost profits and punitive damages resulting from Jive Brasil’s termination of the reseller agreement. In April 2018, we acquired Jive USA. As a result, Jive Brasil became our indirect subsidiary and we inherited this litigation. On June 7, 2019, the 27th Civil Court in Sao Paulo, Brazil awarded damages against Jive Brasil in the amount of approximately R$46.3 million Brazilian reais plus interest and attorneys’ fees, or approximately $14.4 million USD as of June 30, 2019. We intend to appeal the court’s decision to the Sao Paulo State Court of Appeal. We continue to believe that Jive Brasil has meritorious defenses to these claims and intend to vigorously defend against these claims on appeal. We have notified the shareholder representative for Jive USA that we intend to seek indemnification for this matter, which we believe is available pursuant to the terms of the merger agreement that we entered into with Jive USA in February 2018.

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

On February 11, 2019, our Board of Directors approved a global restructuring plan, including a reduction in force which will result in the termination of approximately 4% of our workforce and the consolidation of certain leased facilities. By restructuring, we intend to streamline our organization and reallocate our resources to better align with our current growth acceleration goals. We expect to substantially complete the restructuring by the end of fiscal year 2019, with the remaining restructuring charge to be recorded in the second half of 2019 upon vacating a leased facility. These restructuring activities may yield unintended consequences and costs, such as attrition beyond our intended reduction in force, the distraction of our employees and the risk that we may not achieve the anticipated benefits from the reduction in force, all of which may have a material adverse effect on our results of operations or financial condition.

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

We have a credit agreement with a syndicate of banks pursuant to which we have a $400 million secured revolving credit facility which is available to us through February 1, 2022, at which time any amounts outstanding will be due and payable in full. On April 2, 2018, we borrowed $200 million under the credit facility to partially fund our acquisition of Jive Communications, Inc., which amount remained outstanding as of June 30, 2019. We may wish to borrow amounts under the facility in the future for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, and share repurchases, as well as for working capital.

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

During the period from our initial public offering in July 2009 through July 22, 2019, our common stock has traded as high as $134.80 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Sales of Unregistered Securities

We did not sell any unregistered securities in the six months ended June 30, 2019.

(b)	Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the six months ended June 30, 2019.

(c)	Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
April 1, 2019 - April 30, 2019	436,407	$82.66	436,407	$169,721,523
May 1, 2019 - May 31, 2019	202,942	$77.35	202,942	$137,841,264	(2)
June 1, 2019 - June 30, 2019	199,562	$71.48	199,562	$123,575,873
Total	838,911	$78.72	838,911

(1)

On February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we intend to return to stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. Share repurchases under this plan are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. During the six months ended June 30, 2019, we repurchased 1,552,896 shares of our common stock.

(2)	This amount has been reduced by an additional $16.2 million which was used by the Company to pay a cash dividend of $0.325 per share on May 24, 2019 to stockholders of record as of May 8, 2019.

Item 6.	Exhibits

The exhibits listed in this Exhibit Index are filed (other than exhibits 32.1 and 32.2) as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1	LogMeIn, Inc. 2019 Employee Stock Purchase Plan (incorporated by reference to the Registrant’s Current Report on Form 8-K filed on May 30, 2019 (File No. 001-34391).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chef Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGMEIN, INC.

Date: July 26, 2019	By:	/s/ William R. Wagner
William R. Wagner
President & Chief Executive Officer
(Principal Executive Officer)

Date: July 26, 2019	By:	/s/ Edward K. Herdiech
Edward K. Herdiech
Chief Financial Officer
(Principal Financial Officer)