Form 10-Q
period 2019-09-30
LogMeIn, Inc.
filed 2019-10-25
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 21, 2019, there were 48,814,852 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2018	September 30, 2019
ASSETS
Current assets:
Cash and cash equivalents	$148,652	$119,197
Accounts receivable (net of allowances of $2,785 and $4,413 as of December 31, 2018 and September 30, 2019, respectively)	95,354	80,876
Prepaid expenses and other current assets	83,887	81,120
Total current assets	327,893	281,193
Property and equipment, net	98,238	97,005
Operating lease assets (Note 9)	—	101,345
Restricted cash, net of current portion	1,840	1,834
Intangibles, net	1,059,988	895,800
Goodwill	2,400,390	2,414,335
Other assets	41,545	61,261
Deferred tax assets	6,059	5,895
Total assets	$3,935,953	$3,858,668
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,447	$56,671
Current operating lease liabilities (Note 9)	—	17,900
Accrued liabilities	119,379	144,285
Deferred revenue, current portion	369,780	381,635
Total current liabilities	524,606	600,491
Long-term debt	200,000	200,000
Deferred revenue, net of current portion	9,518	11,189
Deferred tax liabilities	201,212	170,378
Non-current operating lease liabilities (Note 9)	—	91,407
Other long-term liabilities	25,929	10,077
Total liabilities	961,265	1,083,542
Commitments and contingencies (Note 13)
Preferred stock, $0.01 par value — 5,000 shares authorized, 0 shares outstanding as of December 31, 2018 and September 30, 2019
Equity:
Common stock, $0.01 par value—145,000 shares authorized; 56,703 and 57,160 shares issued; and 50,692 and 48,968 outstanding as of December 31, 2018 and September 30, 2019, respectively	567	572
Additional paid-in capital	3,316,603	3,349,108
Retained earnings	84,043	24,854
Accumulated other comprehensive income (loss)	2,133	(1,946)
Treasury stock, at cost - 6,011 and 8,192 shares as of December 31, 2018 and September 30, 2019, respectively	(428,658)	(597,462)
Total equity	2,974,688	2,775,126
Total liabilities and equity	$3,935,953	$3,858,668

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Revenue	$308,927	$316,941	$893,794	$937,705
Cost of revenue	72,853	81,230	208,628	239,685
Gross profit	236,074	235,711	685,166	698,020
Operating expenses
Research and development	42,220	39,452	129,256	120,548
Sales and marketing	95,041	110,604	282,599	346,063
General and administrative	37,441	34,954	111,990	103,379
Restructuring charge	—	5,172	—	14,602
Gain on disposition of assets	—	—	(33,910)	—
Amortization of acquired intangibles	44,268	39,368	128,698	118,257
Total operating expenses	218,970	229,550	618,633	702,849
Income (loss) from operations	17,104	6,161	66,533	(4,829)
Interest income	293	299	1,335	1,375
Interest expense	(2,033)	(2,048)	(4,213)	(6,317)
Other income (expense), net	(77)	180	(403)	(187)
Income (loss) before income taxes	15,287	4,592	63,252	(9,958)
(Provision for) benefit from income taxes	(2,570)	516	(14,269)	(495)
Net income (loss)	$12,717	$5,108	$48,983	$(10,453)
Net income (loss) per share:
Basic	$0.25	$0.10	$0.94	$(0.21)
Diluted	$0.24	$0.10	$0.93	$(0.21)
Weighted average shares outstanding:
Basic	51,652	49,265	52,090	49,886
Diluted	52,066	49,368	52,829	49,886
Cash dividends declared and paid per share	$0.30	$0.325	$0.90	$0.975

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Net income (loss)	$12,717	$5,108	$48,983	$(10,453)
Other comprehensive gain (loss):
Net translation gains (losses)	(1,215)	(4,326)	(9,780)	(4,079)
Comprehensive income (loss)	$11,502	$782	$39,203	$(14,532)

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Equity

(In thousands)

	Three Months Ended September 30, 2018
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at July 1, 2018	52,029	$565	$3,283,856	$76,763	$7,005	$(297,264)	$3,070,925
Issuance of common stock upon exercise of stock options	98	1	2,808	—	—	—	2,809
Net issuance of common stock upon vesting of restricted stock units	51	1	(1,537)	—	—	—	(1,536)
Stock-based compensation	—	—	15,688	—	—	—	15,688
Treasury stock	(847)	—	—	—	—	(75,129)	(75,129)
Dividends on common stock	—	—	—	(15,523)	—	—	(15,523)
Net income (loss)	—	—	—	12,717	—	—	12,717
Cumulative translation adjustments	—	—	—	—	(1,215)	—	(1,215)
Balance at September 30, 2018	51,331	$567	$3,300,815	$73,957	$5,790	$(372,393)	$3,008,736

	Nine Months Ended September 30, 2018
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2018	52,564	$560	$3,276,891	$50,445	$15,570	$(179,725)	$3,163,741
Issuance of common stock upon exercise of stock options	126	1	3,830	—	—	—	3,831
Net issuance of common stock upon vesting of restricted stock units	507	6	(28,726)	—	—	—	(28,720)
Stock-based compensation	—	—	48,820	—	—	—	48,820
Treasury stock	(1,866)	—	—	—	—	(192,668)	(192,668)
Dividends on common stock	—	—	—	(46,900)	—	—	(46,900)
Adoption of ASC 606	—	—	—	21,429	—	—	21,429
Net income (loss)	—	—	—	48,983	—	—	48,983
Cumulative translation adjustments	—	—	—	—	(9,780)	—	(9,780)
Balance at September 30, 2018	51,331	$567	$3,300,815	$73,957	$5,790	$(372,393)	$3,008,736

	Three Months Ended September 30, 2019
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at July 1, 2019	49,566	$571	$3,332,239	$35,783	$2,380	$(552,528)	$2,818,445
Issuance of common stock upon exercise of stock options	1	—	51	—	—	—	51
Net issuance of common stock upon vesting of restricted stock units	29	1	(793)	—	—	—	(792)
Stock-based compensation	—	—	17,611	—	—	—	17,611
Treasury stock	(628)	—	—	—	—	(44,934)	(44,934)
Dividends on common stock	—	—	—	(16,037)	—	—	(16,037)
Net income (loss)	—	—	—	5,108	—	—	5,108
Cumulative translation adjustments	—	—	—	—	(4,326)	—	(4,326)
Balance at September 30, 2019	48,968	$572	$3,349,108	$24,854	$(1,946)	$(597,462)	$2,775,126

	Nine Months Ended September 30, 2019
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2019	50,692	$567	$3,316,603	$84,043	$2,133	$(428,658)	$2,974,688
Issuance of common stock upon exercise of stock options	4	—	133	—	—	—	133
Net issuance of common stock upon vesting of restricted stock units	453	5	(18,473)	—	—	—	(18,468)
Stock-based compensation	—	—	50,845	—	—	—	50,845
Treasury stock	(2,181)	—	—	—	—	(168,804)	(168,804)
Dividends on common stock	—	—	—	(48,736)	—	—	(48,736)
Net income (loss)	—	—	—	(10,453)	—	—	(10,453)
Cumulative translation adjustments	—	—	—	—	(4,079)	—	(4,079)
Balance at September 30, 2019	48,968	$572	$3,349,108	$24,854	$(1,946)	$(597,462)	$2,775,126

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended September 30,
	2018	2019
Cash flows from operating activities
Net income (loss)	$48,983	$(10,453)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	48,820	50,845
Depreciation and amortization	223,181	228,355
Gain on disposition of assets, excluding transaction costs	(36,281)	—
Change in fair value of contingent consideration liability	—	581
Restructuring-related property and equipment charges	—	3,164
Benefit from deferred income taxes	(34,062)	(34,101)
Other, net	1,282	1,274
Changes in assets and liabilities, excluding effect of acquisitions and dispositions:
Accounts receivable	16,301	12,608
Prepaid expenses and other current assets	8,474	(5,415)
Other assets	(12,830)	(20,387)
Accounts payable	13,575	21,451
Accrued liabilities	21,113	24,146
Deferred revenue	28,031	17,664
Other long-term liabilities	4,277	(3,364)
Net cash provided by operating activities	330,864	286,368
Cash flows from investing activities
Purchases of property and equipment	(21,590)	(29,813)
Intangible asset additions	(26,138)	(29,421)
Cash paid for acquisitions, net of cash acquired	(342,072)	(22,463)
Proceeds from disposition of assets	42,394	7,500
Net cash provided by (used in) investing activities	(347,406)	(74,197)
Cash flows from financing activities
Borrowings (repayments) under credit facility	200,000	—
Proceeds from issuance of common stock upon option exercises	3,831	133
Payments of withholding taxes in connection with restricted stock unit vesting	(29,490)	(18,468)
Payment of contingent consideration	—	(1,857)
Dividends paid on common stock	(46,900)	(48,736)
Purchase of treasury stock	(190,230)	(169,188)
Net cash provided by (used in) financing activities	(62,789)	(238,116)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,427)	(3,516)
Net increase (decrease) in cash, cash equivalents and restricted cash	(84,758)	(29,461)
Cash, cash equivalents and restricted cash, beginning of period	254,209	150,492
Cash, cash equivalents and restricted cash, end of period	$169,451	$121,031
Supplemental disclosure of cash flow information
Cash paid for interest	$2,877	$5,766
Cash paid (refunds received) from income taxes	$18,690	$8,290
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$5,504	$4,638
Purchases of treasury stock included in accrued liabilities	$2,438	$1,405
Fair value of contingent consideration in connection with acquisition, included in accrued liabilities	$—	$1,718

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

Costs to Obtain and Fulfill a Contract — The Company’s incremental costs of obtaining a contract consist of sales commissions and their related fringe benefits. Sales commissions and fringe benefits paid on renewals are not commensurate with sales commissions paid on the initial contract, but they are commensurate with each other. Sales commissions and fringe benefits are deferred and amortized on a straight-line basis over the period of benefit, which the Company has estimated to be three to four years for initial contracts and amortized over the renewal period for renewal contracts, typically one year. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and the Company’s ability to retain customers. Deferred commissions are classified as current or noncurrent assets based on the timing the expense will be recognized. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and other assets, respectively, in the Company’s condensed consolidated balance sheets. As of December 31, 2018 and September 30, 2019, the Company had $33.7 million of current deferred commissions and $31.2 million of noncurrent deferred commissions, and $43.7 million of current deferred commissions and $47.2 million of noncurrent deferred commissions, respectively. Commissions expense is primarily included in sales and marketing expense on the condensed consolidated statements of operations. The Company had amortization expense of $5.8 million and $13.5 million related to deferred commissions during the three and nine months ended September 30, 2018, respectively, and $11.3 million and $29.1 million during the three and nine months ended September 30, 2019, respectively. Other costs incurred to fulfill contracts have been immaterial to date.

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

The Company’s revenue by geography (based on customer address) is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Revenues:
United States	$241,630	$250,888	$690,097	$739,752
International	67,297	66,053	203,697	197,953
Total revenue	$308,927	$316,941	$893,794	$937,705

The Company’s revenue by product grouping is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Revenues:
Unified communications and collaboration	$175,045	$171,795	$498,142	$513,569
Identity and access management	89,762	102,429	262,197	294,874
Customer engagement and support	44,120	42,717	133,455	129,262
Total revenue	$308,927	$316,941	$893,794	$937,705

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

Accounts Receivable, Net — Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $5.4 million and $7.1 million are included in this balance at December 31, 2018 and September 30, 2019, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time. As of December 31, 2018 and September 30, 2019, lease receivables totaled $4.9 million (of which, $2.8 million was long term and in other assets), and $8.7 million (of which, $4.8 million was long term and in other assets), respectively.

Contract Assets and Contract Liabilities — Contract assets and contract liabilities (deferred revenue) are reported net at the contract level for each reporting period.

Contract Assets — Contract assets primarily relate to unbilled amounts typically resulting from sales contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. The contract assets are transferred to accounts receivable when the rights become unconditional. The Company had contract assets of $2.3 million as of December 31, 2018 ($1.3 million included in prepaid and other current assets and $1.0 million included in other assets) and $5.6 million as of September 30, 2019 ($3.2 million included in prepaid and other current assets and $2.4 million included in other assets).

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

For the three and nine months ended September 30, 2019, revenue recognized related to deferred revenue at January 1, 2019 was approximately $69 million and $340 million, respectively. As of September 30, 2019, approximately $604 million of revenue is expected to be recognized from remaining performance obligations, including backlog, primarily over the next two years.

Changes in contract liabilities for the nine months ended September 30, 2019 are as follows (in thousands):

	Deferred Revenue
	Current	Non- Current	Total
Balance as of January 1, 2019	$369,780	$9,518	$379,298
Increase (decrease), net	11,855	1,671	13,526
Balance as of September 30, 2019	$381,635	$11,189	$392,824

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

For the three and nine months ended September 30, 2018 and 2019, no customer accounted for more than 10% of revenue. As of December 31, 2018 and September 30, 2019, no customer accounted for more than 10% of accounts receivable.

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

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of November 30, 2018, our measurement date, the fair value of the Company as a whole exceeded the carrying amount of the Company. Through September 30, 2019, no events have been identified indicating an impairment.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through September 30, 2019, the Company recorded no material impairments.

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

As of December 31, 2018 and September 30, 2019, the Company had outstanding forward contracts with notional amounts equivalent to the following (in thousands):

Currency Hedged	December 31, 2018	September 30, 2019
Euro / Canadian Dollar	$537	$—
Euro / U.S. Dollar	5,203	2,480
Euro / British Pound	3,809	—
British Pound / U.S. Dollar	563	1,093
Euro / Hungarian Forint	—	3,266
U.S. Dollar / Canadian Dollar	4,504	2,000
Total	$14,616	$8,839

Net realized and unrealized foreign currency gains and losses was a net loss of $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively, and a net gain of $0.2 million and a net loss of $0.2 million for the three and nine months ended September 30, 2019, respectively, which are included in other income (expense), net in the condensed consolidated statements of operations. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in foreign currency gains and losses was a net loss of $40,000 and a net gain of $0.5 million for the three and nine months ended September 30, 2018, respectively, and a net loss of $0.1 million and $0.5 million for the three and nine months ended September 30, 2019, respectively.

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

In the ordinary course of business, the Company enters into agreements with certain customers that contractually obligate the Company to provide indemnifications of varying scope and terms with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements, from the services provided by the Company or claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is, in many cases, unlimited. Through September 30, 2019, the Company has not experienced any losses related to these indemnification obligations.

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

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net income (loss) per share because they had an anti-dilutive impact (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Options to purchase common shares	—	—	—	42
Restricted stock units	853	1,431	113	1,767
Total options and restricted stock units	853	1,431	113	1,809

Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Net income (loss)	$12,717	$5,108	$48,983	$(10,453)
Basic:
Weighted average common shares outstanding, basic	51,652	49,265	52,090	49,886
Net income (loss) per share, basic	$0.25	$0.10	$0.94	$(0.21)
Diluted:
Weighted average common shares outstanding	51,652	49,265	52,090	49,886
Add: Common stock equivalents	414	103	739	—
Weighted average common shares outstanding, diluted	52,066	49,368	52,829	49,886
Net income (loss) per share, diluted	$0.24	$0.10	$0.93	$(0.21)

Recently Adopted Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, referred to herein as ASU 2018-15. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The provisions may be adopted prospectively or retrospectively. ASU 2018-15 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company early adopted ASU 2018-15 on a prospective basis effective July 1, 2019. The adoption of this guidance did not have a significant effect on the Company’s condensed consolidated financial statements.

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

Rent expense for operating leases is recognized on a straight-line basis over the reasonably assured lease term based on the total lease payments and is included in operating expense in the condensed consolidated statements of operations. For finance leases, any interest expense is recognized using the effective interest method and is included within interest expense. Amounts related to finance leases were immaterial as of September 30, 2019.

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

The Company’s Level 3 liability at September 30, 2019 consisted of contingent consideration related to a 2019 acquisition, as described further in Note 4 below. The remaining contingent consideration liability of up to $2.0 million is based on the achievement of certain development milestones, the fair value of which is estimated at $1.7 million as of September 30, 2019. The fair value of contingent consideration was estimated by applying a probability-based model, which utilized inputs that were unobservable in the market.

The Company’s significant financial assets and liabilities are measured at fair value in the table below (in thousands), which excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements at December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents — money market funds	$7,207	$19,943	$—	$27,150
Forward contracts ($14.6 million notional amount)	$—	$5	$—	$5

	Fair Value Measurements at September 30, 2019
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents — money market funds	$1,419	$—	$—	$1,419
Forward contracts ($8.8 million notional amount)	$—	$(30)	$—	$(30)
Contingent consideration liability	$—	$—	$(1,718)	$(1,718)

4. Acquisitions

Acquisition-Related Costs

Acquisition-related costs were $19.1 million and $10.3 million for the nine months ended September 30, 2018 and 2019, respectively. Acquisition-related costs are associated with the acquisitions of businesses and intellectual property and include transaction, transition and integration-related charges (including legal, accounting and other professional fees, severance, and retention bonuses) and subsequent adjustments to the Company’s initial estimated amount of contingent consideration associated with acquisitions.

Acquisition-related costs for the nine months ended September 30, 2018 were primarily related to $3.5 million in integration-related severance costs, $7.6 million of transaction, transition and integration-related expenses largely related to the acquisition of Jive Communications, Inc., or Jive, which closed on April 3, 2018, and $8.0 million of retention-based bonuses primarily related to Jive and the Company’s 2017 acquisition of Nanorep Technologies Ltd. Acquisition-related costs for the nine months ended September 30, 2019 were primarily related to $1.9 million of transaction, transition and integration-related costs and $8.3 million of retention-based bonuses primarily related to the Jive and 2019 acquisitions described below.

2019 Acquisitions

On February 6, 2019, the Company acquired substantially all of the assets of an Israeli-based company specializing in artificial intelligence, or A.I., and speech-to-text recognition, pursuant to an asset purchase agreement. The Company completed the acquisition for $5.0 million in cash and potential acquisition-related contingent consideration totaling up to $4.0 million payable in 2019 and 2020 contingent upon the achievement of certain development milestones. This contingent consideration liability was recorded at an estimated fair value of $3.2 million at the acquisition date. In the nine months ended September 30, 2019, the Company paid $2.0 million of the contingent consideration for the achievement of the first development milestone. During the three and nine months ended September 30, 2019, the Company recorded $0.4 million and $0.6 million, respectively, of expense related to the change in fair value of the contingent consideration liability. As of September 30, 2019, the fair value of the remaining $2.0 million contingent consideration liability was $1.7 million. The Company will re-measure the fair value of the contingent consideration at each subsequent reporting period and recognize any adjustments to fair value as part of earnings. The Company accounted for the acquisition as a business combination. Assets acquired were primarily intellectual property. The Company’s purchase price allocation of the $8.2 million purchase consideration was $5.1 million of completed technology and $3.1 million of goodwill. The Company finalized the allocation of the purchase price in the second quarter of 2019. Additionally, the Company expects to pay up to $2.0 million in retention-based bonus payments to certain employees upon the achievement of specified retention milestones over the two-year period following the closing of the transaction.

On February 21, 2019, the Company acquired a California-based provider of multi-factor and single-sign-on, or SSO, services pursuant to a stock purchase agreement dated February 13, 2019 for $17.5 million, net of cash acquired. Additionally, the Company expects to pay up to $4.4 million in retention-based bonus payments to certain employees upon the achievement of specified retention milestones over a three-year period following the closing of the transaction. The Company accounted for the acquisition as a business combination. The Company’s preliminary purchase price allocation of the $17.5 million purchase consideration was $11.8 million of completed technology, $9.0 million of goodwill and $0.1 million of other current assets partially offset by $0.3 million of current liabilities and $3.1 million of a long-term deferred tax liability primarily related to the amortization of intangible assets which cannot be deducted for tax purposes. The allocation of the purchase price is preliminary for income taxes as the Company is still gathering information. The Company plans to finalize the preliminary purchase price allocation in the fourth quarter of 2019.

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

Additionally, the Company expects to pay up to $15 million in retention-based bonus payments to certain employees of Jive upon the achievement of specified retention milestones over the two-year period following the closing of the transaction, of which $4.6 million has been paid as of September 30, 2019. At the time of the closing, Jive had approximately 700 employees and fiscal year 2017 revenue was approximately $80 million. The operating results of Jive have been included in the Company’s results since the date of the acquisition. The Company continues to integrate Jive into its business and has begun selling new bundled product offerings. In 2019, stand-alone Jive revenue and operating income are not provided as the continued integration of the business and go-to-market strategy made these metrics incomparable to prior periods.

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

Unaudited Pro Forma Financial Information (in millions except per share amounts)

	Nine Months Ended September 30, 2018
	Reported	Pro Forma
	(unaudited)
Revenue	$893.8	$917.7
Net income	$49.0	$39.7
Net income per share:
Basic	$0.94	$0.76
Diluted	$0.93	$0.75
Weighted average shares outstanding:
Basic	52.1	52.1
Diluted	52.8	52.8

5. Divestitures

Divestiture of Xively

On February 9, 2018, the Company and certain of its subsidiaries entered into an agreement to sell its Xively business. On March 20, 2018, the Company completed the sale for consideration of $49.9 million, comprised of $42.4 million of cash received in the first quarter of 2018 and $7.5 million of receivables held back as an escrow by the buyer as an exclusive security in the event of the Company’s breach of any of the representations and warranties in the definitive agreement. The Company received the $7.5 million escrow payment in September 2019.

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

6. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill during the nine months ended September 30, 2019 are primarily due to the 2019 acquisitions. For additional information regarding these acquisitions, see Note 4 to the condensed consolidated financial statements.

Changes in goodwill for the nine months ended September 30, 2019 are as follows (in thousands):

Balance, January 1, 2019	$2,400,390
Goodwill resulting from 2019 acquisitions	12,040
Foreign currency translation adjustments	1,905
Balance, September 30, 2019	$2,414,335

Intangible assets consist of the following (in thousands):

	December 31, 2018			September 30, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life Remaining (in years)
Identifiable intangible assets:
Customer relationships	$920,265	$294,362	$625,903	$914,615	$402,012	$512,603	5.9
Technology	481,776	132,895	348,881	495,982	194,652	301,330	6.3
Trade names and trademarks	70,985	20,685	50,300	70,469	28,118	42,351	6.3
Other	3,577	1,319	2,258	3,573	1,557	2,016	6.3
Internally developed software	66,361	33,715	32,646	95,211	57,711	37,500	1.5
	$1,542,964	$482,976	$1,059,988	$1,579,850	$684,050	$895,800

During the nine months ended September 30, 2019, the Company capitalized $16.9 million for technology as intangible assets in connection with its 2019 acquisitions. The Company also capitalized $8.2 million and $10.7 million during the three months ended September 30, 2018 and 2019, respectively, and $23.5 million and $29.5 million during the nine months ended September 30, 2018 and 2019, respectively, of costs related to internally developed software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Cost of revenue:
Amortization of internally developed software	$6,105	$8,342	$15,554	$24,640
Amortization of acquired intangibles (1)	18,216	20,859	54,388	62,867
Sub-Total amortization of intangibles in cost of revenue	24,321	29,201	69,942	87,507
Amortization of acquired intangibles (1)	44,268	39,368	128,698	118,257
Total amortization of intangibles	$68,589	$68,569	$198,640	$205,764

(1)

Total amortization of acquired intangibles was $62.5 million and $60.2 million for the three months ended September 30, 2018 and 2019, respectively, and $183.1 million and $181.1 million for the nine months ended September 30, 2018 and 2019, respectively.

Future estimated amortization expense for intangible assets at September 30, 2019 is as follows (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2019 (three months ending December 31)	$68,048
2020	233,229
2021	185,607
2022	144,822
2023	115,040
2024	89,903
Thereafter	59,151
Total	$895,800

7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31, 2018	September 30, 2019
Marketing programs	$13,857	$12,892
Compensation and benefits-related	42,024	41,852
Acquisition-related (1)	6,407	12,275
Other accrued liabilities	57,091	77,266
Total accrued liabilities	$119,379	$144,285

(1)	Acquisition-related costs include transaction, transition and integration-related fees and expenses and acquisition retention-based bonus costs.

8. Restructuring Charges

On February 11, 2019, the Company’s Board of Directors approved a global restructuring plan, including a reduction in force and the consolidation of certain leased facilities. By restructuring, the Company seeks to streamline its organization and reallocate resources to better align with the Company’s current growth acceleration goals.

The Company completed its restructuring plan actions during the nine months ended September 30, 2019. For the three months ended September 30, 2019, the Company recorded restructuring charges of $5.2 million, with $4.8 million attributable to vacating certain leased facilities. For the nine months ended September 30, 2019, the Company recorded restructuring charges of $14.6 million, with $9.5 million attributable to termination benefits associated with approximately 110 employees and $5.1 million attributable to vacating certain leased facilities.

The following table summarizes restructuring activity, included in accrued liabilities and operating lease assets, for the nine months ended September 30, 2019 (in thousands):

	Employee severance and related costs	Facility-related costs	Total
Balance, January 1, 2019	$—	$—	$—
Charges to operations, net	9,546	5,056	14,602
Cash disbursements	(8,992)	(253)	(9,245)
Property and equipment impairment	—	(3,164)	(3,164)
Operating lease asset impairment	—	(1,110)	(1,110)
Foreign exchange impact and other	(40)	—	(40)
Balance, September 30, 2019	$514	$529	$1,043

At the end of July 2019, the Company vacated its Mountain View, California office, however the existing lease space will not expire until July 2023. The Company is seeking to sublease the space but has not yet found a sublessee. The Company’s facility related restructuring charge includes $3.2 million for the impairment of property and equipment and $1.1 million for the impairment of the operating lease asset. The operating lease impairment adjusted the operating lease asset to $3.3 million as of September 30, 2019 to reflect the estimated uncommitted sublease proceeds. These estimates will be reviewed quarterly based on known real estate market conditions and may result in revisions to the operating lease asset and restructuring charge. The operating lease liability related to this facility is $5.5 million as of September 30, 2019.

In addition to the cash disbursements in the above table of $9.2 million, the Company made $0.3 million of lease payments after exiting this facility.

9. Leases

As of September 30, 2019, the Company had operating lease agreements for offices in the United States, Hungary, Germany, Australia, the United Kingdom, Ireland, Israel, India, Canada, Brazil, Guatemala, and Mexico.

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

As of September 30, 2019, operating lease assets were $101.3 million and operating lease liabilities were $109.3 million. Amounts related to financing leases were immaterial. The maturity of the Company’s operating lease liabilities as of September 30, 2019 are as follows (in thousands):

As of September 30, 2019
2019 (three months ending December 31)	$5,655
2020	23,054
2021	22,478
2022	20,531
2023	15,653
2024	10,934
Thereafter	35,152
Total future minimum lease payments	133,457
Less imputed interest	24,150
Total operating lease liabilities	$109,307
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$17,900
Non-current operating lease liabilities	91,407
Total operating lease liabilities	$109,307

Weighted-average remaining lease term — operating leases	6.7
Weighted-average discount rate — operating leases	6.0%

For the three and nine months ended September 30, 2019 total lease expense is comprised of the following (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense	$5,547	$17,168
Variable lease expense	1,162	3,826
Short-term lease expense	168	521
Total lease expense	$6,877	$21,515

During the three and nine months ended September 30, 2019, operating cash outflows from operating lease payments were $5.3 million and $15.8 million, respectively.

During the first quarter of 2019, the Company reassigned one of its leases located in Dublin, Ireland and was relieved of its obligation, which resulted in a reduction of its right of use asset of $3.5 million and a reduction of the operating lease liability of $3.8 million.

During the third quarter of 2019, as part of the global restructuring plan, the Company vacated its leased facility in Mountain View, California. This resulted in a restructuring charge of $4.8 million, which assumes the Company will be able to sublease the facility. The Company recorded a reduction of the right of use asset of $1.1 million to adjust the operating lease asset to $3.3 million as of September 30, 2019 to reflect the estimated uncommitted sublease proceeds.

During the nine months ended September 30, 2019, the Company entered into lease agreements which resulted in an increase to the right of use asset and operating lease liability of $2.6 million.

In October of 2019, the Company entered into a lease amendment for additional office space in its Dublin, Ireland facility. The Company will not take control of this new space until January of 2020. The term of the new office lease extends through November 2030. The aggregate amount of minimum lease payments to be made related to this space over the term of the lease is approximately $5.4 million as of September 30, 2019

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases, the total commitment for non-cancelable operating leases was $153.7 million as of December 31, 2018 (in thousands):

Years Ending December 31	Lease Commitments
2019	$23,969
2020	24,079
2021	22,253
2022	20,165
2023	14,986
Thereafter	48,290
Total	$153,742

10. Income Taxes

For the three months ended September 30, 2018 and 2019, the Company recorded a provision for federal, state and foreign taxes of $2.6 million on a profit before income taxes of $15.3 million and a benefit of $0.5 million on a profit before income taxes of $4.6 million, respectively. For the nine months ended September 30, 2018 and 2019 the Company recorded a provision for federal, state and foreign taxes of $14.3 million on a profit before income taxes of $63.3 million and a provision of $0.5 million on a loss before incomes taxes of $10.0 million, respectively. The effective income tax rates for the nine months ended September 30, 2018 and 2019 were impacted by profits earned in certain foreign jurisdictions, primarily the Company’s Irish subsidiaries, which are subject to lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the nine months ended September 30, 2018 and 2019 was also impacted by stock-based compensation activity with $4.1 million of excess tax deductions (windfall tax benefit) and $1.8 million of tax expense (shortfall tax provision) recorded as discrete tax items, respectively. During the nine months ended September 30, 2018, the Company recorded a discrete income tax benefit of $3.4 million as a result of the re-measurement of deferred tax assets and liabilities due to a decrease in the state tax rate from the acquisition of Jive, a discrete income tax provision of $9.2 million on a pre-tax gain on disposition of assets of $33.9 million as a result of the divestiture of its Xively business, a discrete income tax provision of $1.4 million related to integration activities and a $2.2 million income tax benefit to decrease its one-time mandatory transition tax estimate as a result of the U.S. Tax Act.

Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, the Company estimates deferred tax assets, current tax liabilities and deferred tax liabilities, and the Company assesses temporary differences resulting from differing treatment of items for tax and accounting purposes. As of September 30, 2019, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary (this entity has historical tax losses) and for a portion of its California and Massachusetts state net operating losses. The Company concluded it was not more likely than not that these deferred tax assets are realizable.

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

Although the Company believes its tax estimates are appropriate, the final determination of tax audits could result in material changes in its estimates. The Company has recorded a liability related to uncertain tax positions of $4.8 million and $6.1 million as of December 31, 2018 and September 30, 2019, respectively. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision, which was $0.1 million of interest expense for both the nine months ended September 30, 2018 and 2019.

11. Common Stock and Equity

On February 23, 2017, the Company’s Board of Directors approved a three-year capital return plan intended to return up to $700 million to stockholders through a combination of share repurchases and dividends. During the third quarter of 2019, the Company paid a cash dividend of $0.325 per share on August 23, 2019 to stockholders of record as of August 7, 2019. The Company’s Board of Directors will continue to review this capital return plan for potential modifications based on the Company’s financial performance, business outlook and other considerations. The timing and number of shares to be repurchased and/or the amount of cash dividends to be paid to the Company’s stockholders pursuant to the capital return plan will depend upon prevailing market conditions and other factors. Additionally, the Company’s credit facility contains certain financial and operating covenants that may restrict its ability to pay dividends in the future.

The Company paid cash dividends per share during the periods presented as follows:

	Year Ended December 31, 2018		Year Ended December 31, 2019
	Dividends Per Share	Amount (in millions)	Dividends Per Share	Amount (in millions)
First quarter	$0.30	$15.7	$0.325	$16.5
Second quarter	0.30	15.6	0.325	16.2
Third quarter	0.30	15.5	0.325	16.0
Fourth quarter	0.30	15.3
Total cash dividends paid	$1.20	$62.2

For the three months ended September 30, 2018 and 2019, the Company repurchased 846,233 and 628,038 shares of its common stock at an average price of $88.78 and $71.55 per share, for a total cost of $75.1 million and $44.9 million, respectively. For the nine months ended September 30, 2018 and 2019, the Company repurchased 1,865,106 and 2,180,934 shares of its common stock at an average price of $103.30 and $77.40 per share, for a total cost of $192.7 million and $168.8 million, respectively.

12. Stock-Based Compensation

The Company’s 2009 Stock Incentive Plan, referred to herein as the 2009 Plan, is administered by the Board of Directors and the Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. The Company awards restricted stock units as its principal equity incentive award. Restricted stock unit awards with time-based vesting conditions generally vest over a three-year period while restricted stock units with market-based or performance-based vesting conditions generally vest over two- or three-year periods, each subject to the award recipient’s continued service as an employee or director of the Company as of the date of vest. Until 2012, the Company generally granted stock options as the principal equity incentive award. Option awards generally vested over a four-year period and expire ten years from the date of grant. Certain stock-based awards provide for accelerated vesting if the Company experiences a change in control. As of September 30, 2019, 5.2 million shares remained available for grant under the 2009 Plan.

As of September 30, 2019, 41,551 stock options were outstanding with a weighted average exercise price of $29.43, aggregate intrinsic value of $1.7 million and weighted average remaining contractual term of approximately three years. The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $70.96 per share on September 30, 2019 and the exercise price of the options.

During the nine months ended September 30, 2019, the Company granted the following restricted stock unit awards (in thousands):

Type of Award	Number of Restricted Stock Units
Time-based (1)	1,033
Performance-based (2)	54
Market-based (3)	54
Total awards granted during the nine months ended September 30, 2019	1,141

(1)	Time-based restricted stock units generally vest one-third every year for three years and are valued on the grant date using the grant date closing price of the underlying shares.

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

The following table summarizes restricted stock unit activity, including market-based TSR Units, during the nine months ended September 30, 2019 (shares in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2019	1,548	$100.55
Restricted stock units granted	1,141	82.16
Restricted stock units - TSR units earned (unearned), net	(3)
Restricted stock units vested	(680)	94.01
Restricted stock units forfeited	(239)	99.30
Unvested as of September 30, 2019	1,767	$90.80

As of September 30, 2019, 147,389 TSR Units and 49,381 restricted stock units with performance-based vesting conditions were outstanding.

In February and May 2019, the TSR units previously granted in February 2016 and May 2016 which represented 18,750 and 8,500 shares, respectively, vested at 176% and 114% of the target amounts initially awarded resulting in an additional 14,250 and 1,190 shares being earned and vested above the target amounts granted. These TSR Units were measured against the Russell 2000 Index. In June 2019, a total of 18,118 TSR Units granted in June 2017 were measured against the S&P North American Technology Software Index for that same period and vested at 0% of the target TSR Units. The reversal of these TSR Units is included in the reconciliation of shares outstanding as of September 30, 2019.

In May 2019, the Company’s Board of Directors adopted the 2019 Employee Stock Purchase Plan, or ESPP, which was approved by the Company’s stockholders at its Annual Meeting of Stockholders on May 30, 2019. Pursuant to the ESPP, certain employees of the Company, excluding consultants and non-employee directors, are eligible to purchase common stock of the Company at a reduced rate during offering periods. The ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to a calendar year limit of $25,000 and at a purchase price of 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the applicable purchase date, which will be the final trading day of the applicable purchase period. The first offering period is the four-month period from August 1, 2019 to November 30, 2019.  As of September 30, 2019, the Company had 1.5 million shares available for issuance under the ESPP. As of September 30, 2019, no shares have been issued under the ESPP.

The Company estimates the fair value of each purchase right under the ESPP on the date of grant using the Black-Scholes option valuation model using the following assumptions:

Expected volatility factor	26.44%
Risk free interest rate	2.04%
Expected dividend yield	1.71%
Expected life (in years)	0.33

Expected volatility is based on the historical volatility of the Company’s common stock for a period of years corresponding with the expected life of the option. The risk-free interest rate is based on the U.S Treasury yield curve at the time of grant for securities with a maturity period similar to the expected life of the option. The expected dividend yield is based on the Company’s annual dividend yield payout to the extent it pays a quarterly dividend on its common stock.  The expected life is based on the term of the purchase period for the grants made under the ESPP. The Company uses the straight-line attribution approach to record the expense over the offering period.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Cost of revenue	$1,278	$1,309	$3,755	$3,590
Research and development (1)	4,174	4,836	14,232	12,825
Sales and marketing (1)	3,492	4,218	11,788	13,212
General and administrative	6,744	7,248	19,045	21,218
Total stock-based compensation expense	$15,688	$17,611	$48,820	$50,845

(1)

The stock-based compensation expense disclosure reported in the table above for the nine months ended September 30, 2019 includes a reclassification from research and development to sales and marketing of $1.4 million ($0.630 million and $0.731 million for the three months ended March 31, 2019 and June 30, 2019, respectively).

Included in total stock-based compensation expense is $0.5 million in both periods for the three and nine months ending September 30, 2019 related to the ESPP. As of September 30, 2019, there was approximately $121.8 million of total unrecognized share-based compensation cost related to unvested restricted stock awards which are expected to be recognized over a weighted average period of 1.3 years.

13. Commitments and Contingencies

Litigation — The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

On August 31, 2017, 9Six Comercio e Serviços de Telecomunicações Ltda., or 9Six, filed a claim against Jive Telecomunicações do Brasil Ltda., or Jive Brasil, a subsidiary of Jive Communications, Inc., or Jive USA, in the 27th Civil Court of Sao Paulo. The claim relates to a commercial dispute regarding unpaid commission fees arising from a reseller agreement executed between 9Six and Jive Brasil in September 2016.  In February 2018, 9Six filed additional claims against Jive Brasil alleging lost profits and punitive damages resulting from Jive Brasil’s termination of the reseller agreement. In April 2018, the Company acquired Jive USA. As a result, Jive Brasil became an indirect subsidiary of the Company, and the Company inherited this litigation. On June 7, 2019, the 27th Civil Court in Sao Paulo, Brazil awarded damages against Jive Brasil in the amount of approximately R$46.3 million Brazilian reais plus interest and attorneys’ fees, or approximately $13.4 million USD as of September 30, 2019. On August 8, 2019, the Company filed an appeal of the court’s decision with the Sao Paulo State Court of Appeal. The Company continues to believe that Jive Brasil has meritorious defenses to these claims and intends to vigorously defend against these claims on appeal. Due to the court’s June 7, 2019 decision, the Company now believes that a loss contingency in the range of zero to $13.4 million USD as of September 30, 2019 is reasonably possible. However, as the Company believes the loss contingency is not probable, no accrual has been recorded as of September 30, 2019. The Company has notified the shareholder representative for Jive USA that it intends to seek indemnification for this matter, which the Company believes is available pursuant to the terms of the merger agreement entered into between the Company and Jive USA in February 2018.

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

On July 25, 2019, a securities class action lawsuit alleging violations of the Securities Act of 1933, referred to herein as the ’33 Act Claim, was initiated in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida against the Company, Citrix Systems, Inc. and certain officers and directors of both LogMeIn and Citrix, entitled Plumbers and Pipefitters Local Union 719 Pension Trust Fund v. Citrix Systems, Inc., LogMeIn, Inc. et al. (Case No. 502019CA009587XXXXMB Div AK, 9:19-cv-81155).  The lawsuit, which arises from substantially the same set of facts as the Securities Class Action and the Derivative Action, was purportedly filed on behalf of current and former Citrix stockholders who acquired LogMeIn common stock in connection with the Company’s January 2017 acquisition of the GoTo Business from Citrix and asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on alleged misstatements or omissions made in the Company’s Registration Statement on Form S-4 and the related prospectus as filed with the Securities and Exchange Commission in December 2016.  The complaint seeks unspecified damages, fees and costs.  The Company believes the lawsuit lacks merit and intends to defend it vigorously.

Given the inherent unpredictability of litigation and the fact that the Securities Class Action, the Derivative Action and the ’33 Act Claim are still in early stages, the Company is unable to predict the outcome of these actions or reasonably estimate a possible loss or range of loss associated with them at this time.

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

14. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments. The Company has determined that the undistributed earnings of all of its foreign subsidiaries, except for 100% of the current and prior year earnings and foreign currency translation adjustments related to those earnings, will continue to be indefinitely reinvested outside the United States for any additional outside basis differences inherent in these entities. Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and, as of December 31, 2018 and September 30, 2019, was comprised of cumulative translation adjustment gains of $2.1 million and cumulative translation losses of $1.9 million, respectively. There were no material reclassifications to earnings in the nine months ended September 30, 2018 and 2019.

15. Credit Facility

On February 1, 2017, the Company entered into an Amended and Restated Credit Agreement, or the Amended Credit Agreement, which increased the Company’s secured revolving credit facility from $150 million to $400 million in the aggregate and permits the Company to increase the revolving credit facility and/or enter into one or more tranches of term loans up to an additional $200 million. On March 23, 2018, the Company entered into a borrower accession agreement with its wholly-owned subsidiary, LogMeIn USA, Inc. and JPMorgan Chase Bank, N.A. acting in its capacity as administrative agent, pursuant to which LogMeIn USA, Inc. became a borrower under the Company’s existing multi-currency Amended Credit Agreement. The credit facility matures February 1, 2022. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty. The Company and its subsidiaries expect to use the credit facility for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital. On April 2, 2018, the Company borrowed $200.0 million under the Amended Credit Agreement to partially fund the acquisition of Jive, described further in Note 4 to the condensed consolidated financial statements. The Company had an outstanding debt balance of $200.0 million as of September 30, 2019.

Loans under the Amended Credit Agreement bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company, as described below. As of October 16, 2019, the annual rate on the $200.0 million outstanding debt balance was 3.313%, which will reset on January 16, 2020. The average interest rate on borrowings outstanding for the period ending September 30, 2019 was 3.687%. The quarterly commitment fee on the undrawn portion of the credit facility ranges from 0.15% to 0.30% per annum, based upon the Company’s total leverage ratio.

The Amended Credit Agreement contains customary affirmative and negative covenants, subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Amended Credit Agreement. As of September 30, 2019, the Company was in compliance with all financial and operating covenants of the Amended Credit Agreement.

Any failure to comply with the financial or operating covenants of the Amended Credit Agreement would prevent the Company from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility.

As of December 31, 2018 and September 30, 2019, the Company had $1.7 million and $1.3 million, respectively, of origination costs recorded in other assets on the accompanying condensed consolidated balance sheet. The Company presents debt issuance costs related to the revolving debt arrangement as an asset and subsequently amortizes the deferred debt issuance costs ratably over the term of the credit facility.

16. Subsequent Events

Cash Dividend

On October 24, 2019, the Company announced that its Board of Directors declared a cash dividend of $0.325 per share of common stock. The dividend is payable on November 29, 2019 to stockholders of record as of November 13, 2019.

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

Operating Results

In the nine months ended September 30, 2019, we recognized revenues of $937.7 million and generated cash flows from operating activities of $286.4 million, and we ended the quarter with $119.2 million of cash and cash equivalents and $200.0 million of outstanding borrowings under our credit facility. We recorded a net loss of $10.5 million in the nine months ended September 30, 2019, including amortization of acquired intangible assets of $181.1 million, a restructuring charge of $14.6 million, and acquisition-related transaction, transition and integration-related fees and expenses of $10.3 million, including $8.3 million of retention-based bonuses primarily related to our acquisition of Jive and our 2019 acquisitions.

In the nine months ended September 30, 2018, we recognized revenues of $893.8 million and generated cash flows from operating activities of $330.9 million, and we ended the quarter with $167.6 million of cash and cash equivalents and $200.0 million of outstanding borrowings under our credit facility. We recorded net income of $49.0 million in the nine months ended September 30, 2018, including a gain of $33.9 million in the first quarter of 2018 related to the divestiture of our Xively business; amortization of acquired intangible assets of $183.1 million; and acquisition-related transaction, transition and integration-related fees and expenses of $19.1 million, primarily related to the acquisition of the GoTo family of service offerings, or the GoTo Business, from a wholly–owned subsidiary of Citrix Systems, Inc., or Citrix, which we refer to herein as the Merger and our acquisition of Jive.

Earnings during the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 are lower due primarily to the gain related to the divestiture of our Xively business in the first quarter of 2018, the restructuring charge recorded in the nine months ended September 30, 2019, and higher sales and marketing expense primarily due to the planned growth investments announced in February 2019.

Restructuring Charge

In February 2019, we announced a global restructuring plan, including a reduction in force and the consolidation of certain leased facilities. During the nine months ended September 30, 2019, we completed our restructuring plan actions and recorded restructuring charges of $14.6 million with $9.5 million attributable to termination benefits associated with approximately 110 employees and $5.1 million attributable to vacating certain leased facilities.

Capital Returns

On February 23, 2017, our Board of Directors approved a three-year capital return plan intended to return up to $700 million to stockholders through a combination of share repurchases and dividends. As of September 30, 2019, we have returned $637.4 million to stockholders under this capital return plan, including $217.6 million during the first nine months of 2019 comprised of the following:

•	A total of $168.8 million spent to repurchase 2,180,934 million shares of our common stock at an average price of $77.40 per share.
•	A total of $48.7 million paid in cash dividends ($0.325 per share of our common stock paid to stockholders in March, May and August 2019).

Our Board of Directors will continue to review this capital return plan for potential modifications and will determine whether to declare dividends on a quarterly basis based on our financial performance, business outlook and other considerations. On October 24, 2019, we announced that our Board of Directors declared a cash dividend of $0.325 per share of common stock. The dividend is payable on November 29, 2019 to stockholders of record as of November 13, 2019.

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

We calculate our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. For the three months ended September 30, 2019, our gross annualized renewal rate was approximately 80%. We will continue to monitor and assess our renewal rate calculation and methodology to ensure that it is appropriate.

Revenue by product grouping is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
Revenues:
Unified communications and collaboration	$175,045	$171,795	$498,142	$513,569
Identity and access management	89,762	102,429	262,197	294,874
Customer engagement and support	44,120	42,717	133,455	129,262
Total revenue	$308,927	$316,941	$893,794	$937,705

Employees

Our number of full-time employees was 3,998 at September 30, 2019, compared to 3,515 at both December 31, 2018 and September 30, 2018.

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

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, retention-based bonus expense related to our acquisitions, facility expense, cloud computing services, consulting fees associated with outsourced development projects, travel-related costs for development personnel, and depreciation of assets used in development. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. More than half of our research and development employees are located internationally in our development centers in Hungary, Germany, Canada, Israel and India. Therefore, a large portion of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized costs of $23.5 million and $29.5 million for the nine months ended September 30, 2018 and 2019, respectively, related to internally developed software to be sold as a service, which were incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will remain relatively constant as a percentage of revenue.

Sales and Marketing. Sales and marketing expenses consist primarily of online search and advertising costs, wages, commissions and benefits for sales and marketing personnel, offline marketing costs such as media advertising and trade shows, consulting fees, credit card processing fees, facility expense and hardware and software maintenance costs. Online search and advertising costs consist primarily of pay-per-click payments to search engines and other online advertising media such as banner ads. Offline marketing costs include radio and print advertisements, as well as the costs to create and produce these advertisements, and tradeshows, including the costs of space at tradeshows and costs to design and construct tradeshow booths. Advertising costs are expensed as incurred. In order to continue to grow our business and awareness of our services, we expect that we will continue to invest in our sales and marketing efforts. Sales and marketing investments in 2019 have increased sales and marketing expenses as a percentage of revenue compared to 2018.

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

Results of Consolidated Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated (dollar amounts in thousands):

	Three Months Ended September 30,					Nine Months Ended September 30,
	2018		2019			2018		2019
	Amount	Percent of Revenue	Amount	Percent of Revenue	Percent Change	Amount	Percent of Revenue	Amount	Percent of Revenue	Percent Change
Revenue	$308,927	100%	$316,941	100%	3%	$893,794	100%	$937,705	100%	5%
Cost of revenue	72,853	24%	81,230	26%	11%	208,628	23%	239,685	26%	15%
Gross profit	236,074	76%	235,711	74%	0%	685,166	77%	698,020	74%	2%
Operating expenses
Research and development	42,220	14%	39,452	12%	(7)%	129,256	14%	120,548	13%	(7)%
Sales and marketing	95,041	31%	110,604	35%	16%	282,599	32%	346,063	37%	22%
General and administrative	37,441	12%	34,954	11%	(7)%	111,990	13%	103,379	11%	(8)%
Restructuring charge	—		5,172	2%		—		14,602	1%
Gain on disposition of assets	—		—			(33,910)	(4)%	—
Amortization of acquired intangibles	44,268	14%	39,368	12%	(11)%	128,698	14%	118,257	13%	(8)%
Total operating expenses	218,970	71%	229,550	72%	5%	618,633	69%	702,849	75%	14%
Income (loss) from operations	$17,104	6%	$6,161	2%	(64)%	$66,533	7%	$(4,829)	(1)%	(107)%

	As of September 30,		Percent
	2018	2019	Change
Employees:
Cost of revenue	690	889	29%
Research and development	1,147	1,213	6%
Sales and marketing	1,179	1,372	16%
General and administrative	499	524	5%
Total headcount at end of period	3,515	3,998

On April 3, 2018, we completed our acquisition of Jive Communications, Inc., or Jive, a provider of cloud-based phone systems and unified communications services. At the time of closing, Jive had approximately 700 employees and its fiscal year 2017 revenue was approximately $80 million.

Three Months Ended September 30, 2018 and 2019

Revenue. Revenue increased $8.0 million, or 3% from $308.9 million for the three months ended September 30, 2018 to $316.9 million for the three months ended September 30, 2019. The effect of acquisition accounting on the fair value of acquired deferred revenue was $0.7 million and $0.2 million for the GoTo Business in the three months ended September 30, 2018 and 2019, respectively.

Cost of Revenue. Cost of revenue increased $8.3 million, or 11%, from $72.9 million for the three months ended September 30, 2018 to $81.2 million for the three months ended September 30, 2019 and as a percentage of revenue was 24% and 26%, respectively. The increase in cost of revenue as a percentage of revenue includes an increase in amortization of acquired intangible assets from $18.2 million to $20.9 million for the three months ended September 30, 2018 and 2019, respectively. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized. Cost of revenue for the three months ended September 30, 2018 and 2019, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $17.5 million and $16.9 million, respectively; facility-related costs of $2.0 million in both periods; depreciation, maintenance, and amortization of internally developed software of $13.5 million and $15.1 million, respectively; data center, telecommunications and cloud computing service costs of $14.0 million and $15.4 million, respectively; telecommunication product costs of $4.6 million and $7.5 million, respectively; professional services expense of $2.1 million and $2.7 million, respectively; and royalty expense of $0.6 million and $0.5 million, respectively. Included in personnel-related costs in the three months ended September 30, 2018 and 2019 is $1.3 million of stock-based compensation expense in both periods. Included in the three months ended September 30, 2018 is $0.3 million of acquisition-related retention-based bonuses.

Research and Development Expenses. Research and development expenses decreased $2.7 million, or 7%, from $42.2 million for the three months ended September 30, 2018 to $39.5 million for the three months ended September 30, 2019 and as a percentage of revenue was 14% and 12%, respectively. Research and development expenses for the three months ended September 30, 2018 and 2019, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $31.6 million and $28.7 million, respectively; facility-related costs of $3.0 million and $2.9 million, respectively; cloud computing services of $2.4 million and $2.8 million, respectively; depreciation and maintenance expense of $4.0 million and $3.7 million, respectively; and professional services expense of $1.3 million in both periods. We capitalized $8.2 million and $10.7 million of research and development expenses during the three months ended September 30, 2018 and 2019, respectively, for internally developed software to be sold as a service incurred during the application development stage. Included in personnel-related costs in the three months ended September 30, 2018 and 2019 is $4.2 million and $4.8 million, respectively, of stock-based compensation expense and $1.6 million and $1.7 million, respectively, of acquisition-related retention-based bonuses.

Sales and Marketing Expenses. Sales and marketing expenses increased $15.6 million, or 16%, from $95.0 million for the three months ended September 30, 2018 to $110.6 million for the three months ended September 30, 2019 and as a percentage of revenue was 31% and 35%, respectively. This increase includes the impact of higher commission expense amortization in 2019 versus 2018 from the adoption of ASU 2014-09, Revenue from Contracts with Customers, referred to herein as ASC 606, on January 1, 2018 using the modified retrospective transition method which included the capitalization and amortization of incremental costs of obtaining contracts (commissions and fringe benefits). Sales and marketing expenses for the three months ended September 30, 2018 and 2019, includes personnel-related costs, including salary, commissions, bonus, recruiting, relocation, travel, training, benefits and taxes of $46.4 million and $56.0 million, respectively; marketing costs of $31.0 million and $34.0 million, respectively; credit card transaction fees of $5.6 million and $6.0 million, respectively; facility-related costs of $3.8 million and $4.4 million, respectively; depreciation and maintenance expense of $5.6 million and $5.7 million, respectively; and professional services expense of $2.6 million and $4.3 million, respectively. Included in personnel-related costs in the three months ended September 30, 2018 and 2019 is $3.5 million and $4.2 million, respectively, of stock-based compensation expense and $0.7 million and $0.5 million, respectively, of acquisition-related retention-based bonuses.

General and Administrative Expenses. General and administrative expenses decreased $2.4 million, or 7%, from $37.4 million for the three months ended September 30, 2018 to $35.0 million for the three months ended September 30, 2019 and as a percentage of revenue was 12% and 11%, respectively. For three months ended September 30, 2018 and 2019, general and administrative expenses included acquisition-related costs of $2.0 million and $0.9 million, respectively, primarily related to transaction, transition and integration-related costs for the acquisition of Jive. General and administrative expenses for the three months ended September 30, 2018 and 2019, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $24.3 million and $23.6 million, respectively; professional services of $6.0 million and $5.2 million, respectively; facility-related costs of $2.2 million and $1.8 million, respectively; and depreciation and maintenance expense of $2.0 million and $2.1 million, respectively. Included in personnel-related costs for the three months ended September 30, 2018 and 2019 is $6.7 million and $7.2 million, respectively, of stock-based compensation expense and $0.6 million of acquisition-related retention-based bonuses in both periods.

Restructuring Charge. We recorded a restructuring charge of $5.2 million in the three months ended September 30, 2019, primarily attributable to vacating certain leased facilities.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $44.3 million and $39.4 million for the three months ended September 30, 2018 and 2019, respectively. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized.

Interest Income. Interest income was $0.3 million in both periods for three months ended September 30, 2018 and 2019 and was primarily attributable to interest income earned on invested cash and cash equivalents.

Interest Expense. Interest expense was $2.0 million in both periods for the three months ended September 30, 2018 and 2019, respectively, and was primarily associated with interest expense attributable to $200.0 million of borrowings under our credit facility used to partially fund the acquisition of Jive as well as the amortization of deferred financing fees.

Other Income (Expense), Net. Other expense, net was $0.1 million and other income, net was $0.2 million for the three months ended September 30, 2018 and 2019, respectively, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the quarter.

Income Taxes. We recorded a provision for federal, state and foreign taxes of $2.6 million on a profit before income taxes of $15.3 million and a benefit for federal, state, and foreign taxes of $0.5 million on a profit before income taxes of $4.6 million for the three months ended September 30, 2018 and 2019, respectively. The effective income tax rates for the three months ended September 30, 2018 and 2019 were impacted by profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the three months ended September 30, 2018 and 2019 was also impacted by stock-based compensation activity with $1.1 million of excess tax deductions (windfall tax benefit) and $0.2 million of tax expense (shortfall tax provision) recorded as discrete tax items, respectively. Additionally, the effective income tax rates for the three months ended September 30, 2018 was impacted by a $2.9 million discrete tax benefit related to the decrease from its one-time mandatory transition tax estimate. Our effective tax rate in the future will depend upon the proportion of income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. federal statutory rate, as well as several other factors, including excess tax benefits or shortfall tax provisions from share-based compensation and the impact of new legislation.

Nine Months Ended September 30, 2019

Revenue. Revenue increased $43.9 million, or 5%, from $893.8 million for the nine months ended September 30, 2018 to $937.7 million for the nine months ended September 30, 2019. The effect of acquisition accounting on the fair value of acquired deferred revenue was $2.5 million and $1.0 million for the GoTo Business in the nine months ended September 30, 2018 and 2019, respectively. The effect of acquisition accounting on the fair value of Jive’s acquired deferred revenue was $0.7 million for the nine months ended September 30, 2018.

Cost of Revenue. Cost of revenue increased $31.1 million, or 15%, from $208.6 million for the nine months ended September 30, 2018 to $239.7 million for the nine months ended September 30, 2019 and as a percentage of revenue was 23% and 26%, respectively. The increase in cost of revenue as a percentage of revenue includes an increase in amortization of acquired intangible assets from $54.4 million to $62.9 million for the nine months ended September 30, 2018 and 2019, respectively. This increase is primarily attributable to the acquired intangibles of Jive. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized. Cost of revenue for the nine months ended September 30, 2018 and 2019, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $51.2 million and $50.3 million, respectively; facility-related costs of $5.7 million and $6.0 million, respectively; depreciation, maintenance, and amortization of internally developed software of $37.1 million and $45.7 million, respectively; data center, telecommunications and cloud computing service costs of $40.4 million and $45.2 million, respectively; telecommunication product costs of $8.2 million and $18.4 million, respectively; professional services expense of $8.8 million and $7.8 million, respectively; and royalty expense of $1.7 million and $2.2 million, respectively. Included in personnel-related costs in both periods for the nine months ended September 30, 2018 and 2019 is $3.8 million and $3.6 million, respectively, of stock-based compensation expense and $0.7 million and $0.4 million of acquisition-related retention-based bonuses, respectively.

Research and Development Expenses. Research and development expenses decreased $8.8 million, or 7%, from $129.3 million for the nine months ended September 30, 2018 to $120.5 million for the nine months ended September 30, 2019 and as a percentage of revenue was 14% and 13%, respectively. Research and development expenses for the nine months ended September 30, 2018 and 2019, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $98.1 million and $88.4 million, respectively; facility-related costs of $8.9 million and $8.8 million, respectively; cloud computing services of $6.3 million and $7.5 million, respectively; depreciation and maintenance expense of $12.1 million and $11.6 million, respectively; and professional services expense of $3.8 million and $4.2 million, respectively. We capitalized $23.5 million and $29.5 million of research and development expenses during the nine months ended September 30, 2018 and 2019, respectively, for internally developed software to be sold as a service incurred during the application development stage. Included in personnel-related costs in the nine months ended September 30, 2018 and 2019 is $14.2 million and $12.8 million, respectively, of stock-based compensation expense and $4.4 million and $5.1 million, respectively, of acquisition-related retention-based bonuses.

Sales and Marketing Expenses. Sales and marketing expenses increased $63.5 million, or 22%, from $282.6 million for the nine months ended September 30, 2018 to $346.1 million for the nine months ended September 30, 2019 and as a percentage of revenue was 32% and 37%, respectively. This increase includes the impact of higher commission expense amortization in 2019 versus 2018 from the adoption of ASC 606 on January 1, 2018 using the modified retrospective transition method which included the capitalization and amortization of incremental costs of obtaining contracts (commissions and fringe benefits). Sales and marketing expenses for the nine months ended September 30, 2018 and 2019, includes personnel-related costs, including salary, commissions, bonus, recruiting, relocation, travel, training, benefits and taxes of $132.1 million and $159.3 million, respectively; marketing costs of $100.8 million and $126.2 million, respectively; credit card transaction fees of $17.4 million and $18.3 million, respectively; facility-related costs of $10.6 million and $12.8 million, respectively; depreciation and maintenance expense of $15.5 million and $16.7 million, respectively; and professional services expense of $6.0 million and $12.5 million, respectively. Included in personnel-related costs in the nine months ended September 30, 2018 and 2019 is $11.8 million and $13.2 million, respectively, of stock-based compensation expense and $1.6 million and $1.4 million of acquisition-related retention-based bonuses, respectively.

General and Administrative Expenses. General and administrative expenses decreased $8.6 million, or 8%, from $112.0 million for the nine months ended September 30, 2018 to $103.4 million for the nine months ended September 30, 2019 and as a percentage of revenue was 13% and, 11% respectively. For nine months ended September 30, 2018 and 2019, general and administrative expenses included acquisition-related costs of $12.3 million and $2.8 million, respectively, primarily related to transaction, transition and integration-related costs for the Merger in 2017 and the acquisition of Jive in 2018. General and administrative expenses for the nine months ended September 30, 2018 and 2019 included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $70.0 million and $70.3 million, respectively; professional services of $15.3 million and $15.4 million, respectively; facility-related costs of $6.4 million and $6.2 million, respectively; and depreciation and maintenance expense of $5.1 million in both periods. Included in personnel-related costs for the nine months ended September 30, 2018 and 2019 is $19.0 million and $21.2 million, respectively, of stock-based compensation expense and $1.4 million of acquisition-related retention-based bonuses in both periods.

Restructuring Charge. We recorded a restructuring charge of $14.6 million in the nine months ended September 30, 2019, which includes one-time employee termination benefits and related costs and costs associated with vacating certain leased facilities.

Gain on Disposition of Assets. We recorded a gain on the disposition of assets of $33.9 million in the nine months ended September 30, 2018 related to the gain on the sale of our Xively business.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $128.7 million and $118.3 million for the nine months ended September 30, 2018 and 2019, respectively. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized.

Interest Income. Interest income was $1.3 million and $1.4 million for the nine months ended September 30, 2018 and 2019 and was primarily attributable to interest income earned on invested cash and cash equivalents.

Interest Expense. Interest expense was $4.2 million and $6.3 million for the nine months ended September 30, 2018 and 2019, respectively, and was primarily associated with interest expense attributable to $200.0 million of borrowings under our credit facility used to partially fund the acquisition of Jive as well as the amortization of deferred financing fees.

Other Income (Expense), Net. Other expense, net was $0.4 million and $0.2 million for the nine months ended September 30, 2018 and 2019, respectively, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the quarter.

Income Taxes. We recorded a provision for federal, state and foreign taxes of $14.3 million on a profit before income taxes of $63.3 million and a provision for federal, state, and foreign taxes of $0.5 million on a loss before income taxes of $10.0 million for the nine months ended September 30, 2018 and 2019, respectively. The effective income tax rates for nine months ended September 30, 2018 and 2019 were impacted by profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which are subject to lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the nine months ended September 30, 2018 and 2019 was also impacted by stock-based compensation activity with $4.1 million of excess tax deductions (windfall tax benefit) on stock compensation and $1.8 million of tax expense (shortfall tax provision) recorded as discrete tax items, respectively. During the nine months ended September 30, 2018, the Company recorded a discrete income tax benefit of $3.4 million as a result of the re-measurement of deferred tax assets and liabilities due to a decrease in the state tax rate from the acquisition of Jive, a discrete income tax provision of $9.2 million on a pre-tax gain on disposition of assets of $33.9 million as a result of the divestiture of its Xively business, a discrete income tax provision of $1.4 million related to integration activities, and a $2.2 million income tax benefit to decrease its one-time mandatory transition tax estimate as a result of the U.S. Tax Act. Our effective tax rate in the future will depend upon the proportion of income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. statutory rate, as well as several other factors, including excess tax benefits or shortfall tax provisions from share-based compensation and the impact of new legislation.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below (in thousands):

	Nine Months Ended September 30,
	2018	2019
Net cash provided by operating activities	$330,864	$286,368
Net cash provided by (used in) investing activities	(347,406)	(74,197)
Net cash provided by (used in) financing activities	(62,789)	(238,116)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(5,427)	(3,516)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(84,758)	$(29,461)

At September 30, 2019, our principal source of liquidity was cash and cash equivalents totaling $119.2 million, of which $53.2 million was held in the United States and $66.0 million was held by our international subsidiaries.

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

Net cash inflows from operating activities during the nine months ended September 30, 2019 were mainly attributable to a $17.7 million increase in deferred revenue associated with upfront payments received from our customers, a $24.1 million increase in accrued liabilities primarily due to an increase in accrued taxes, a $12.6 million decrease in accounts receivable, and a $21.5 million increase in accounts payable. These cash inflows were partially offset by a $20.4 million increase in other assets and a $5.4 million increase in prepaid and other current assets due primarily to an increase in short and long-term deferred commissions, and a $3.4 million decrease in other long-term liabilities. Included in net cash inflows from operating activities were add-backs and reductions of non-cash charges, including $228.4 million for depreciation and amortization, $50.8 million for stock-based compensation expense, and $34.1 million benefit from deferred income taxes primarily attributable to the amortization of intangible assets which cannot be deducted for tax purposes.

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

Net cash used in investing activities for the nine months ended September 30, 2019 was primarily attributable to $22.5 million paid for acquisitions, net of cash acquired, $29.4 million in intangible asset additions for capitalized costs related to internally developed software to be sold as a service which were incurred during the application development stage, and purchases of $29.8 million in property and equipment related to our internal IT infrastructure, data centers, and our offices.  These cash outflows were partially offset by $7.5 million escrow payment received for the divestiture of the Xively business.

Cash Flows From Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2018 was attributable to the purchase of $190.2 million of treasury stock, dividend payments of $46.9 million, and the payment of $29.5 million for payroll taxes related to the vesting of restricted stock units. These cash outflows were partially offset by $200.0 million of borrowings under our credit facility which was drawn on April 2, 2018 in order to partially fund our acquisition of Jive, as well as $3.8 million in proceeds received from the issuance of common stock upon exercise of stock options.

Net cash used in financing activities for the nine months ended September 30, 2019 was attributable to the purchase of $169.2 million of treasury stock, dividend payments of $48.7 million, the payment of $18.5 million for payroll taxes related to the vesting of restricted stock units and the payment of $1.9 million of acquisition-related contingent consideration.

We have available a multi-currency credit facility with a syndicate of banks, financial institutions and other lending entities that provides for a secured revolving line of credit of up to $400 million, which may be increased by an additional $200 million subject to further commitment from the lenders. The credit facility matures on February 1, 2022 and includes certain financial covenants with which we must comply. We expect to use the credit facility for general corporate purposes, including the potential acquisition of complementary products or businesses, share repurchases, as well as for working capital (see Note 15 to our condensed consolidated financial statements for additional details). As of September 30, 2019, we had $200.0 million of outstanding borrowings under the credit facility.

Future Expectations

At September 30, 2019, cash and cash equivalents totaled $119.2 million, of which $53.2 million was held in the United States and $66.0 million was held by our international subsidiaries. We believe that our current cash and cash equivalents, together with cash generated from operations and our credit facility, will be sufficient to meet our ongoing operations working capital and capital expenditure requirements.

We have been purchasing shares of our common stock since 2013 pursuant to share repurchase programs approved by our Board of Directors. On February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we intend to return to stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. As of September 30, 2019, $487.0 million in share repurchases and $150.4 million in cash dividend payments to our stockholders have been made under this $700 million capital return plan, and $62.6 million remained. We have continued to repurchase shares since September 30, 2019 and on October 24, 2019, we announced that our Board of Directors declared a $0.325 per share cash dividend to be paid on November 29, 2019 to stockholders of record as of November 13, 2019, totaling approximately $15.8 million. Our Board of Directors will continue to review this capital return plan for potential modifications based on our financial performance, business outlook and other considerations. Our ability to repurchase our shares and/or pay cash dividends to our stockholders is subject to our having sufficient cash available and our maintaining compliance with our credit facility covenants.

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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
GAAP Revenue	$308,927	$316,941	$893,794	$937,705
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	654	230	3,186	978
Non-GAAP Revenue	$309,581	$317,171	$896,980	$938,683

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(In thousands, except per share data)		(In thousands, except per share data)
GAAP Net income (loss) from operations	$17,104	$6,161	$66,533	$(4,829)
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	654	230	3,186	978
Stock-based compensation expense	15,688	17,611	48,820	50,845
Acquisition-related costs	4,698	3,390	19,074	10,261
Restructuring charge	—	5,172	—	14,602
Litigation-related expenses	199	713	476	1,406
Amortization of acquired intangibles	62,484	60,227	183,086	181,124
Less:
Gain on disposition of assets	—	—	(33,910)	—
Effect of acquisition accounting on internally capitalized software development costs	(1,505)	—	(7,636)	—
Non-GAAP Operating income	99,322	93,504	279,629	254,387
Interest and other income (expense), net	(1,817)	(1,569)	(3,281)	(5,129)
Non-GAAP Income before income taxes	97,505	91,935	276,348	249,258
Non-GAAP Provision for income taxes (1)	(24,637)	(23,231)	(68,811)	(62,090)
Non-GAAP Net income	$72,868	$68,704	$207,537	$187,168
GAAP Net income (loss) per diluted share, if dilutive	$0.24	$0.10	$0.93	$(0.21)
Non-GAAP Net income per diluted share	$1.40	$1.39	$3.93	$3.73
Weighted average shares outstanding, diluted	52,066	49,368	52,829	50,198

(1)

The non-GAAP provision for income taxes reported in the three and nine months ended September 30, 2018 and 2019 excludes the tax impact of non-GAAP items, and for the nine months ended September 30, 2018 excludes a net discrete integration-related tax benefit of $2.0 million, as well as a net tax benefit of $2.9 million and $2.2 million in the three and nine months ended September 30, 2018, respectively related to the enactment of the U.S. Tax Act.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2019	2018	2019
	(in thousands)		(in thousands)
GAAP Net income (loss)	$12,717	$5,108	$48,983	$(10,453)
Add Back:
Interest and other income (expense), net	1,817	1,569	3,281	5,129
Income tax provision (benefit)	2,570	(516)	14,269	495
Amortization of acquired intangibles	62,484	60,227	183,086	181,124
Depreciation and amortization expense	14,337	15,795	40,096	47,231
EBITDA	93,925	82,183	289,715	223,526
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	654	230	3,186	978
Stock-based compensation expense	15,688	17,611	48,820	50,845
Acquisition-related costs	4,698	3,390	19,074	10,261
Restructuring charge	—	5,172	—	14,602
Litigation-related expenses	199	713	476	1,406
Less:
Gain on disposition of assets	—	—	(33,910)	—
Adjusted EBITDA	$115,164	$109,299	$327,361	$301,618

	Nine Months Ended September 30,
	2018	2019
	(In thousands)
GAAP Cash flows from operations	$330,864	$286,368
Add Back:
Litigation-related payments	1,163	822
Acquisition retention-based bonus payments	3,143	6,581
Restructuring payments	—	9,498
Partial tax payment for gain on Xively disposition	4,236	—
Transaction-related payments (acquisitions and dispositions)	16,794	2,317
Adjusted cash flows from operations	356,200	305,586
Less:
Purchases of property and equipment	(21,590)	(29,813)
Intangible asset additions	(26,138)	(29,421)
Adjusted free cash flow	$308,472	$246,352

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

As of September 30, 2019, we had letters of credit and bank guarantees of $8.9 million (of which $1.8 million was collateralized and classified as restricted cash), primarily related to our corporate headquarters in Boston, Massachusetts.

New Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Polices” to the condensed consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as our non-U.S. sales are recorded by our subsidiaries located in Ireland, the United Kingdom, Australia, Canada, Brazil and Mexico and as we incur significant operating expenses in our foreign subsidiaries including our research and development facilities in Hungary, Germany and Canada and our sales and marketing operations in Ireland, Germany, the United Kingdom and Australia. For the nine months ended September 30, 2018 and 2019, 23% and 21%, respectively, of our revenue was generated by customers outside of the United States and 22% and 24%, respectively, of our operating expenses occurred in our international operations.

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

As of December 31, 2018 and September 30, 2019, we had outstanding forward contracts with notional amounts equivalent to the following (in thousands):

Currency Hedged	December 31, 2018	September 30, 2019
Euro / Canadian Dollar	$537	$—
Euro / U.S. Dollar	5,203	2,480
Euro / British Pound	3,809	—
British Pound / U.S. Dollar	563	1,093
Euro / Hungarian Forint	—	3,266
U.S. Dollar / Canadian Dollar	4,504	2,000
Total	$14,616	$8,839

Net realized and unrealized foreign currency gains and losses was a net loss of $0.1 million and $0.4 million for the three and nine months ended September 30, 2018, respectively, and a net gain of $0.2 million and a net loss of $0.2 million for the three and nine months ended September 30, 2019, respectively, which are included in other income (expense), net in the condensed consolidated statements of operations. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in foreign currency gains and losses was a net loss of $40,000 and a net gain of $0.5 million for the three and nine months ended September 30, 2018, respectively, and a net loss of $0.1 million and $0.5 million for the three and nine months ended September 30, 2019, respectively.

At September 30, 2019, cash and cash equivalents totaled $119.2 million, of which $53.2 million was held in the United States and $66.0 million was held by our international subsidiaries. Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. Our condensed consolidated cash balances were impacted unfavorably by $5.4 million and $3.5 million for the nine months ended September 30, 2018 and 2019, respectively, due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro.

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

Interest expense on borrowings under our credit facility is sensitive to changes in interest rates. As of September 30, 2019, we had $200.0 million outstanding under our variable-rate credit facility. Interest rates on this loan will be adjusted at each rollover date to the extent such amounts are not repaid. As of September 30, 2019, the annual rate on the loan was 3.313%. If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $2.0 million. This hypothetical change in cash flows and earnings has been calculated based on borrowings outstanding at September 30, 2019 and a 100 basis point per annum change in interest rate applied over a one-year period.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

On July 25, 2019, a securities class action lawsuit alleging violations of the Securities Act of 1933 was initiated in the Circuit Court of the Fifteenth Judicial Circuit in Palm Beach County, Florida against us, Citrix Systems, Inc. and certain officers and directors of both us and Citrix, entitled Plumbers and Pipefitters Local Union 719 Pension Trust Fund v. Citrix Systems, Inc., LogMeIn, Inc. et al. (Case No. 502019CA009587XXXXMB Div AK, 9:19-cv-81155).  The lawsuit, which arises from substantially the same set of facts as the Securities Class Action and the Derivative Action, was purportedly filed on behalf of current and former Citrix stockholders who acquired our common stock in connection with our January 2017 acquisition of the GoTo Business from Citrix and asserts claims under Sections 11, 12 and 15 of the Securities Act of 1933, as amended, based on alleged misstatements or omissions made in our Registration Statement on Form S-4 and the related prospectus as filed with the Securities and Exchange Commission in December 2016.  The complaint seeks unspecified damages, fees and costs.  We believe the lawsuit lacks merit and intend to defend it vigorously.

On August 31, 2017, 9Six Comercio e Serviços de Telecomunicações Ltda., or 9Six, filed a claim against Jive Telecomunicações do Brasil Ltda., or Jive Brasil, a subsidiary of Jive Communications, Inc., or Jive USA, in the 27th Civil Court of Sao Paulo. The claim relates to a commercial dispute regarding unpaid commission fees arising from a reseller agreement executed between 9Six and Jive Brasil in September 2016.  In February 2018, 9Six filed additional claims against Jive Brasil alleging lost profits and punitive damages resulting from Jive Brasil’s termination of the reseller agreement. In April 2018, we acquired Jive USA. As a result, Jive Brasil became our indirect subsidiary and we inherited this litigation. On June 7, 2019, the 27th Civil Court in Sao Paulo, Brazil awarded damages against Jive Brasil in the amount of approximately R$46.3 million Brazilian reais plus interest and attorneys’ fees, or approximately $13.4 million USD as of September 30, 2019. On August 8, 2019, we appealed the lower court’s decision with the Sao Paulo State Court of Appeal. We continue to believe that Jive Brasil has meritorious defenses to these claims and intend to vigorously defend against these claims on appeal. We have notified the shareholder representative for Jive USA that we intend to seek indemnification for this matter, which we believe is available pursuant to the terms of the merger agreement that we entered into with Jive USA in February 2018.

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

On February 11, 2019, our Board of Directors approved a global restructuring plan, including a reduction in force and the consolidation of certain leased facilities. By restructuring, we streamlined our organization and reallocated our resources to better align with our current growth acceleration goals. We have completed our restructuring plan actions. These restructuring activities may yield unintended consequences and costs, such as attrition beyond our intended reduction in force, the distraction of our employees and the risk that we may not achieve the anticipated benefits from the reduction in force, all of which may have a material adverse effect on our results of operations or financial condition.

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

If our services are used to commit fraud or other bad or illegal acts, including, but not limited to, posting, distributing or transmitting any viruses or other harmful code, interfering with or disrupting third-party networks, infringing any third party’s intellectual property rights, interfering with any individual’s rights to privacy, transmitting any harassing, libelous, abusive, threatening, vulgar or otherwise objectionable material, engaging in robocalling, spamming or blasting campaigns, or accessing third-party data without authorization, we may become subject to regulatory fines, penalties, damages and other potential liabilities. Investigating or defending against any such claims could be expensive and time-consuming, and we could potentially incur significant liability to our customers and to individuals or businesses who were the targets of such acts. As a result, our business may suffer and our reputation may be damaged.

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

Our handling of the data we collect from our customers, as further described in our privacy policy, and our processing of personally identifiable information and data of our customers’ customers through the services we provide, is subject to a variety of laws and regulations, which have been adopted by various federal, state and foreign governments to regulate the collection, distribution, use and storage of personal information of individuals. Several foreign countries in which we conduct business, including the European Economic Area, or EEA, and Canada, currently have in place, or have recently proposed, laws or regulations concerning privacy, data protection and information security, which are more restrictive than those historically imposed in the United States. Similarly, certain state and federal governments and agencies have recently proposed or are already seeking to enact additional laws and regulations intended to protect the privacy and secure the data of United States citizens.  Some of these laws are in their early stages and we cannot yet determine the impact these revised laws and regulations, if implemented, may have on our business. However, any failure or perceived failure by us to comply with these enhanced privacy laws, regulations, policies or obligations or any security incident that results in the unauthorized release or transfer of personally identifiable information or other customer data in our possession, could result in government enforcement actions, litigation, fines and penalties and/or adverse publicity, all of which could have an adverse effect on our reputation and business.

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

Similarly, within the United States, California has recently enacted the California Consumer Privacy Act, or CCPA, which will take effect on January 1, 2020 and is intended to provide California residents with expanded rights to access, delete and control their personal information.  Under the CCPA, we may be subject to civil penalties or fines if we are found to have failed to comply with our applicable data protection or security obligations and we also may be subject to private rights of action in the event of a data breach.  Additional states are evaluating enacting similar data protection laws and regulations.

Data protection regulation remains an area of increased focus in all jurisdictions in which we operate. Evolving data protection regulations may increase our compliance costs and potential liability in connection with potential regulatory fines and/or data breaches and thus could adversely affect our business. There is no assurance that we will be able to meet the requirements of these new data protection regulations and customers may be reluctant to purchase or continue to use our services due to concerns regarding their data protection obligations. In addition, we may be subject to claims, legal proceedings or other actions by individuals or governmental authorities if they have reason to believe that our data privacy or security measures fail to comply with current or future laws and regulations.

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

We have a credit agreement with a syndicate of banks pursuant to which we have a $400 million secured revolving credit facility which is available to us through February 1, 2022, at which time any amounts outstanding will be due and payable in full. On April 2, 2018, we borrowed $200 million under the credit facility to partially fund our acquisition of Jive Communications, Inc., which amount remained outstanding as of September 30, 2019. We may wish to borrow amounts under the facility in the future for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses, and share repurchases, as well as for working capital.

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

We face intense competition for qualified individuals from numerous technology, software and manufacturing companies. For example, our competitors may be able to attract and retain a more qualified engineering team by offering more competitive compensation packages. If we are unable to attract new engineers and retain our current engineers, we may not be able to develop and maintain our services at the same levels as our competitors and we may, therefore, lose potential customers and sales penetration in certain markets. Additionally, in February 2019, we announced a reduction in work force and the consolidation of certain leased facilities. As of September 30, 2019, we have completed our restructuring plan actions. However, this restructuring could make it more difficult to attract, retain and hire new talent. Our failure to attract and retain suitably qualified individuals could have an adverse effect on our ability to implement our business plan and, as a result, our ability to compete would decrease, our operating results would suffer and our revenues would decrease.

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

During the period from our initial public offering in July 2009 through October 21, 2019, our common stock has traded as high as $134.80 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
(a)	Sales of Unregistered Securities

We did not sell any unregistered securities in the nine months ended September 30, 2019.

(b)	Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the nine months ended September 30, 2019.

(c)	Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs (1)
July 1 - July 31 2019	204,892	$75.42	204,892	$108,122,874
August 1 - August 31 2019	220,899	$69.96	220,899	$76,631,800	(2)
September 1 - September 30 2019	202,247	$69.41	202,247	$62,593,963
Total	628,038	$71.55	628,038

(1)

On February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we intend to return to stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. Share repurchases under this plan are made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. During the nine months ended September 30, 2019, we repurchased 2,180,934 shares of our common stock.

(2)	This amount has been reduced by an additional $16.0 million which was used by the Company to pay a cash dividend of $0.325 per share on August 23, 2019 to stockholders of record as of August 7, 2019.

Item 6.	Exhibits

The exhibits listed in this Exhibit Index are filed (other than exhibits 32.1 and 32.2) as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chef Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGMEIN, INC.

Date: October 25, 2019	By:	/s/ William R. Wagner
William R. Wagner
President & Chief Executive Officer
(Principal Executive Officer)

Date: October 25, 2019	By:	/s/ Edward K. Herdiech
Edward K. Herdiech
Chief Financial Officer
(Principal Financial Officer)