Form 10-K
period 2019-12-31
LogMeIn, Inc.
filed 2020-02-14
CIK 1420302

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-34391

LOGMEIN, INC.

(Exact name of registrant as specified in its charter)

Delaware	20-1515952
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

320 Summer Street Boston, Massachusetts	02210
(Address of principal executive offices)	(Zip Code)

(781) 638-9050

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, $.01 par value	LOGM	NASDAQ Global Select Market

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
.
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

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold on the NASDAQ Global Select Market on June 30, 2019 was $3,621,814,817.

As of February 10, 2020, the registrant had 48,594,419 shares of Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

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

We derive our revenue principally from subscription fees from our customers, who range from individual consumers to small and medium businesses, or SMBs, and to multi-national enterprises. Our revenue is driven primarily by the number and type of our premium services to which our paying customers subscribe. During the fiscal years ended December 31, 2017, 2018 and 2019, we generated revenues of $990 million, $1.2 billion and $1.26 billion, respectively.

GoTo Merger and Jive Acquisition

In January 2017, we completed our acquisition of the GoTo family of service offerings, or the GoTo Business, from a wholly–owned subsidiary of Citrix Systems, Inc., or Citrix, via a Reverse Morris Trust transaction, which we refer to herein as the GoTo Merger. Following the completion of the GoTo Merger, our revenue grew to over $1 billion on an annualized basis in fiscal 2017 and we added over 1,600 employees.  In April 2018, we completed our acquisition of Jive Communications, Inc., or Jive, a provider of cloud-based phone systems and unified communications services.  At the time of the closing, Jive had approximately 700 employees and fiscal year 2017 revenue was approximately $80 million.

Proposed Merger

In December 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Logan Parent, LLC, or Parent, and Logan Merger Sub, Inc., a wholly owned subsidiary of Parent, or Merger Sub. Pursuant to the terms of the Merger Agreement, Merger Sub would merge with and into LogMeIn, which we refer to herein as the Merger, with LogMeIn continuing as the surviving corporation of the Merger and as a wholly-owned subsidiary of Parent. Parent and Merger Sub are controlled by Francisco Partners, a technology-focused global private equity firm, and Evergreen Coast Capital Corp., the technology-focused global private equity affiliate of Elliott Management Corporation, an investment management firm.

Pursuant to the terms of the Merger Agreement, at the effective time of the Merger, each share of LogMeIn common stock that is issued and outstanding immediately prior to the effective time of the Merger (other than shares to be cancelled pursuant to the Merger Agreement or shares of common stock held by holders who have made a valid demand for appraisal in accordance with Section 262 of the Delaware General Corporation Law), shall be automatically converted into the right to receive $86.05 in cash, without interest.

The closing of the Merger is subject to various conditions, including (i) the adoption of the Merger Agreement by holders of a majority of the issued and outstanding shares of LogMeIn common stock; (ii) the absence of any order, injunction or law prohibiting the closing of the Merger; (iii) (a) the expiration or early termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or HSR Act and (b) the expiration of any waiting period under other applicable competition laws; (iv) the receipt of certain communications regulatory approvals described in the Merger Agreement; and (v) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications, and compliance with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger. In addition, the obligation of Parent and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of a Company Material Adverse Effect (as defined in the Merger Agreement) that is continuing.

Our board of directors and the board of directors of Parent have each approved the Merger and the Merger Agreement. On January 8, 2020, we announced the early termination of the waiting period under the HSR Act, satisfying one of the conditions to the closing of the pending transaction.  The closing of the deal continues to be subject to other regulatory approvals. The closing of the Merger is not subject to a financing condition. We currently expect the Merger to close in mid-2020. Until the closing, we will continue to operate as an independent company.

The foregoing description of the Merger Agreement is qualified in its entirety by reference to the full text of the Merger Agreement, which has been filed as Exhibit 2.1 to the Current Report on Form 8-K/A that we filed with the SEC on December 18, 2019.

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

•

Increased end-user and customer satisfaction. Our customers rely on our services to improve the efficiency and effectiveness of end-user support and customer service. Satisfaction with support and other customer engagement services is primarily measured by customer satisfaction, sales conversions, call-handling times and whether or not an issue is resolved on the first call. Our services enable helpdesk technicians and customer service staff to quickly and easily engage with users, gain access to and take control over a remote user’s Internet-enabled device and, once connected, diagnose and resolve problems while interacting with and possibly training the end user. Our customer engagement services leverage artificial intelligence and machine-learning technology to help customer service and helpdesk technicians engage with their customers across multiple platforms, boosting agent efficiency and effectiveness. Technicians can also answer questions and resolve common dilemmas via web chat, email, SMS and popular social channels, such as Facebook Messenger and Twitter.

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

Growth Strategy

Our objective is to extend our position as a leading provider of essential cloud-based connectivity services. To accomplish this, we intend to:

•

Acquire new customers. We acquire new customers through word-of-mouth referrals from our existing user community and from paid, online advertising designed to attract visitors to our website. We also encourage our website visitors to try our free services or register for free trials of our premium services. We supplement our online efforts with email and other traditional marketing campaigns and by participating in trade events and web-based seminars. To increase our sales, we plan to continue to aggressively market our solutions and encourage trials of our services while continuing to scale our sales force and channel partnerships.

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

Our Services

Our cloud-based services can be categorized into three business units based on customer needs and respective use cases:

Unified Communications and Collaboration.     Our unified communications and collaboration, or UCC, services that create simpler, more intelligent ways for people to meet, connect, market, sell and train to deepen relationships and drive better outcomes. These individual services are as follows:

GoToConnect is our unified video and voice solution which combines the power and reliability of Jive's cloud VoIP phone systems with GoToMeeting's web, audio and video conferencing into one simple, reliable and flexible solution. Users can meet, talk, chat, text and collaborate seamlessly through a single application.

GoToMeeting is our robust online meeting and collaboration solution which gives users the ability to easily host or participate in online meetings from the GoToMeeting website, mobile apps or executable customer software. GoToMeeting comes equipped with integrated conference dial-in numbers, VoIP and HDFaces high-definition video conferencing. It features an advanced, secure communication architecture that uses industry-standard Transport Layer Security, or TLS, encryption.

GoToRoom allows users to configure a video and audio conferencing solution in their physical conference or huddle rooms by providing customers with an onboarding kit which includes all the necessary hardware and software, a license to the service which allows for “meet now” functionality or the ability to attend or start a GoToMeeting session or share local content and access to technical support.

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

join.me is our lightweight online meeting and screen sharing solution which gives users the ability to quickly host ad hoc and scheduled online meetings with other people.

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

Customer Engagement and Support.     Our customer engagement and support services empower companies to deliver smarter, more personalized customer engagement and support:

Bold360 is our suite of omni-channel engagement platform solutions designed to empower companies to deliver smarter, more personalized customer engagement and support to their customers and employees through the use of artificial intelligence-powered chatbots and human agents. Our Bold360 service offerings range in features and functionality based on industry and applicable use case. Bold360 Service, (fka Bold360 ai) is an automated digital engagement solution that allows companies to utilize artificial intelligence-powered customer-facing chatbots, virtual agents and a customized knowledge-base to provide a smarter customer engagement experience and improve agent productivity and content curation for external facing website(s) or channels. Bold360 Advise is an artificial intelligence-based knowledge management solution used by customers for internal business purposes to support their employees in client-facing roles (such as retail associates or call center agents). Bold360 HelpDesk extends these capabilities to address the needs of internal employee support roles (such as human resources or IT help) and includes artificial intelligence-based self-service capabilities, such as employee-facing chatbots, virtual agents and FAQs to improve employee productivity and content curation.

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

LastPass is a market leading password management and single sign on, or SSO, solution that gives individuals, business teams and enterprises the ability to securely store, create and access the user identity and login credentials for thousands of online applications and websites. LastPass MFA and LastPass Identity users enjoy a complete passwordless login experience for employees across applications, VPNs and devices through device-native biometric authentication, SSO and federated identity integrations. Available online, in a desktop application and via iOS and Android mobile apps, LastPass is offered in free, premium and enterprise versions and runs on today’s most popular browsers, devices and operating systems.

LogMeIn Pro is our premium remote access service that provides secure access to a remote computer’s cloud and/or locally stored files or other Internet-connected devices such as point-of-sale systems or kiosks, from any other Internet-connected computer or iOS or Android-based mobile devices. Once a LogMeIn Pro host is installed on a device, a user can quickly and easily access that device’s desktop, files, applications and network resources remotely from their other Internet-enabled devices. LogMeIn Pro can be rapidly deployed and installed without the need for IT expertise. Users typically engage in a free trial prior to purchase.

Sales and Marketing

Our sales and marketing efforts are designed to attract prospective customers to our website, drive use of our free services or enroll them in free trials of our services and convert them to, and retain them as, paying customers. We expend sales and marketing resources through a combination of paid and unpaid sources. We also invest in public relations to broaden the general awareness of our services and to highlight the quality and reliability of our services for specific audiences. We are constantly seeking and employing new methods to reach more users and to convert them to paid subscribers. For the years ended December 31, 2017, 2018 and 2019, we spent $347.0 million, $383.0 million and $461.1 million, respectively, on sales and marketing.

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

International Sales.     We currently have sales teams located in Ireland, the United Kingdom, Germany, Australia, India and Brazil focusing on international sales. In the years ended December 31, 2017, 2018 and 2019, we generated approximately 24%, 22% and 21%, respectively, of our revenue from customers outside of the United States. As of December 31, 2017, 2018 and 2019 approximately 15%, 23% and 27% of our long-lived assets were located outside of the United States.

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

Radio Advertising.     Our radio advertising includes 30-second “spots” as well as radio program sponsorships, and is primarily conducted on satellite and Internet radio networks, with some select advertising on traditional FM and AM radio stations. Show, channel and program selection are based on our key target audiences, most notably IT professionals and knowledge workers.

Word-of-Mouth Referrals.     We believe that we have developed a loyal customer and user base, and new customers frequently indicate they have heard about us from a current LogMeIn user. Many of our users arrive at our website via word-of-mouth referrals from existing users of our services.

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

Today, we have leveraged our proprietary technology and years of connectivity experience to develop modern cloud-based hosting platforms which are capable of delivering a variety of service offerings designed to meet the needs of today’s unified communications and collaboration, identity and access management and customer engagement and support markets. Our services are hosted both in the cloud and in geographically diverse third-party co-location facilities located in the United States, United Kingdom, Germany, Brazil, India and Australia. Our cloud connectivity platforms are designed to reduce the bandwidth and other infrastructure requirements needed to establish secure connections over the Internet between remote computers and other Internet-enabled devices and manage the direct transmission of data between remotely connected devices, thereby making our services faster and less expensive to deliver than other competing services.

Research and Development.     We have made and intend to continue making significant investments in research and development in order to continue to improve the efficiency of our service delivery platform, improve our existing services and bring new services to market. Our primary engineering organizations are in Hungary, Germany, India, Canada, Israel and the United States. As of December 31, 2019, 1,223 of our employees worked in research and development.

Intellectual Property.      We rely on a combination of copyright, trade secret, trademark, patent and other intellectual property rights in the United States and other jurisdictions, as well as confidentiality policies and contractual provisions to protect our proprietary technology, processes and other intellectual property. As of December 31, 2019, our patent portfolio consisted of over 185 issued patents with approximately 27 patent applications pending.

We enter into confidentiality and other written agreements with our employees, customers, consultants and partners, and through these and other written agreements, we attempt to control access to and distribution of our software, documentation and other proprietary technology and other information. Despite our efforts to protect our proprietary rights, third parties may, in an unauthorized manner, attempt to use, copy or otherwise obtain and market or distribute our intellectual property rights or technology or otherwise develop products or services with the same functionality as our services. In addition, U.S. patent filings are intended to provide the holder with a right to exclude others from making, using, selling or importing in the United States the inventions covered by the claims of granted patents. Our patent portfolio may be contested, circumvented or invalidated. Moreover, the rights that may be granted in our patents may not provide us with proprietary protection or competitive advantages, and we may not be able to prevent third parties from infringing these patents. Therefore, the exact effect of our patents and the other steps we have taken to protect our intellectual property cannot be predicted with certainty.

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

We believe that our large user base, efficient customer acquisition model and low service delivery costs enable us to compete effectively against services offered by some of our largest competitors, which include Adobe Connect, Amazon, BlueJeans Networks, Cisco Systems’ WebEx division, Google, Microsoft Skype and Zoom Video Communications. Our audio and unified communications and collaboration services also compete with solutions from 8x8, AT&T, BT, Intercall, PGi, RingCentral, Verizon and Vonage. Certain of our services also compete with current or potential services offered by companies like 1Password, AgileBits, Apple, BeyondTrust, Dashlane, GFI, IBM, Kaseya, KeePass, LivePerson, OKTA, Oracle, Splashtop and TeamViewer.

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

Employees

As of December 31, 2019, we had 3,974 full-time employees. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

RISKS RELATED TO THE MERGER

The proposed Merger is subject to approval of our stockholders as well as the satisfaction of other closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.

The closing of the Merger is subject to various conditions, including without limitation (i) the adoption of the Merger Agreement by holders of a majority of our common stock outstanding and entitled to vote; (ii) the absence of any order, injunction or law prohibiting the closing of the Merger; (iii)  the expiration of any waiting period under applicable competition laws; (iv) the receipt of communications regulatory approvals from the Federal Communications Commission and certain state public utility commissions as described in the Merger Agreement; and (v) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications, and compliance with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger. In addition, the obligation of Parent and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of a Company Material Adverse Effect (as defined in the Merger Agreement) that is continuing.

We can provide no assurance that all required consents and approvals will be obtained or that all closing conditions will otherwise be satisfied (or waived, if applicable), and, if all required consents and approvals are obtained and all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the terms, conditions and timing of such consents and approvals or the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending finalization of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

Failure to complete the Merger could materially adversely affect our stock price, future business operations and financial results.

The proposed Merger may not be completed within the expected time timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, including as a result of our stockholders failing to adopt the Merger Agreement, our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain as a public company, our common stock will continue to be listed and traded on the Nasdaq Global Select Market and registered under the Exchange Act of 1934, as amended, or the Exchange Act, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:

•

we may experience negative reactions from the financial markets, including negative impacts on our stock price, and it is uncertain when, if ever, the price of the shares would return to the prices at which the shares currently trade;

•

we may experience negative publicity, which could have an adverse effect on our ongoing operations including, but not limited to, retaining and attracting employees, customers, partners, suppliers and others with whom we do business;

•

we will still be required to pay certain significant costs relating to the Merger, such as legal, accounting, financial advisor, printing and other professional services fees, which may relate to activities that we would not have undertaken other than in connection with the Merger;

•	we may be required to pay a cash termination fee to Parent of up to $130 million, as required under the Merger Agreement under certain circumstances;

•

the Merger Agreement places certain restrictions on the conduct of our business, which may have delayed or prevented us from undertaking business opportunities that, absent the Merger Agreement, we may have pursued;

•

matters relating to the Merger require substantial commitments of time and resources by our management, which could result in the distraction of management from ongoing business operations and pursuing other opportunities that could have been beneficial to us; and

•	we may commit time and resources to defending against litigation related to the Merger.

If the Merger is not consummated, the risks described above may materialize and they may have a material adverse effect on our business operations, financial results and stock price, particularly to the extent that the current market price of our common stock reflects an assumption that the Merger will be completed.

We will be subject to various uncertainties while the Merger is pending that may cause disruption and may make it more difficult to maintain relationships with customers and other third-party business partners.

Uncertainty about the effect of the Merger on employees and other third-party business partners may have an adverse effect on us. Our current and prospective employees of LogMeIn may experience uncertainty regarding their future roles with the company, which might adversely affect our ability to retain, recruit and motivate key personnel. Moreover, there could be distractions to or disruptions for our employees and management associated with obtaining the required consents and approvals to close the Merger.

Our customers and other third-party business partners may experience uncertainty with the Merger, including with respect to current or future business relationships following the Merger. Our business relationships may be subject to disruption as our business partners may attempt to negotiate changes in existing business relationships or consider entering into business relationships with our competitors. These disruptions could have an adverse effect on our business operations and financial results. The risks and adverse effects of such disruptions could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.

If the Merger Agreement is terminated, we may, under certain circumstances, be obligated to pay a termination fee. These costs could require us to use cash that would have otherwise been available for other uses.

If the Merger is not completed, in certain circumstances, we could be required to pay a termination fee of up to $130 million to Parent, or less under specified circumstances. If we are required to pay such a termination fee, we may be required to incur additional debt or to use funds that would have otherwise been available for general corporate purposes or other uses. For these and other reasons, termination of the Merger Agreement could materially adversely affect our business operations and financial results, which in turn would materially and adversely affect the price of our common stock.

Litigation challenging the Merger Agreement may prevent the Merger from being consummated at all or within the expected timeframe.

Lawsuits have been filed against us and our Board of Directors and may in the future be filed against us, our Board of Directors or other parties to the Merger Agreement, challenging our acquisition by Parent or making other claims in connection therewith. Such lawsuits may be brought by our purported stockholders and may seek, among other things, to enjoin consummation of the Merger. One of the conditions to the consummation of the Merger is that no order of a court or governmental entity will be in effect that restrains, enjoins or prohibits the consummation of the Merger. As such, if the plaintiffs in such potential lawsuits are successful in obtaining an injunction prohibiting the defendants from completing the Merger on the agreed upon terms, then such injunction may prevent the Merger from becoming effective, or from becoming effective within the expected timeframe.

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

On February 7, 2020, our Board of Directors approved a global restructuring plan, including a reduction in force which will result in the termination of approximately 8% of our workforce and the consolidation of certain leased facilities. By restructuring, we intend to further streamline our organization and reallocate our resources to better align with our current strategic goals. We expect to substantially complete the restructuring by the end of fiscal year 2020. These restructuring activities may yield unintended consequences and costs, such as attrition beyond our intended reduction in force, the distraction of our employees and the risk that we may not achieve the anticipated benefits from the reduction in force, all of which may have a material adverse effect on our results of operations or financial condition.

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

Many of our services directly compete with large, established competitors such as WebEx (a division of Cisco Systems), and certain of our services also compete with current or potential services offered by companies like 1Password, Adobe, AgileBits, Amazon, Apple, BeyondTrust, BlueJeans Networks, Dashlane, GFI, Google, IBM, Kaseya, KeePass, LivePerson, Microsoft, OKTA, Oracle, Splashtop, TeamViewer and Zoom Video Communications. Our audio and unified communications and collaboration services also compete with solutions from 8x8, AT&T, BT, InterCall, PGi, RingCentral, Verizon and Vonage. Many of our actual and potential competitors enjoy competitive advantages over us, such as greater name recognition, longer operating histories, more varied services and larger marketing budgets, as well as substantially greater financial, technical and other resources. In addition, many of our competitors have established marketing relationships, access to larger customer bases and have major distribution agreements with consultants, system integrators and resellers.

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

Our handling of the data we collect from our customers, as further described in our privacy policy, and our processing of personally identifiable information and data of our customers' customers through the services we provide, is subject to a variety of laws and regulations, which have been adopted by various federal, state and foreign governments to regulate the collection, distribution, use and storage of personal information of individuals. Several foreign countries in which we conduct business, including the European Economic Area, or EEA, and Canada, currently have in place, or have recently proposed, laws or regulations concerning privacy, data protection and information security, which are more restrictive than those historically imposed in the United States. Similarly, certain state and federal governments and agencies have recently proposed or are already seeking to enact additional laws and regulations intended to protect the privacy and secure the data of United States citizens. Some of these laws are in their early stages and we cannot yet determine the impact these revised laws and regulations, if implemented, may have on our business. However, any failure or perceived failure by us to comply with these enhanced privacy laws, regulations, policies or obligations or any security incident that results in the unauthorized release or transfer of personally identifiable information or other customer data in our possession, could result in government enforcement actions, litigation, fines and penalties and/or adverse publicity, all of which could have an adverse effect on our reputation and business.

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

Similarly, within the United States, California has recently enacted the California Consumer Privacy Act, or CCPA, which took effect on January 1, 2020 and is intended to provide California residents with expanded rights to access, delete and control their personal information.  Under the CCPA, we may be subject to civil penalties or fines if we are found to have failed to comply with our applicable data protection or security obligations and we also may be subject to private rights of action in the event of a data breach.  Additional states are evaluating enacting similar data protection laws and regulations.

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

We have a credit agreement with a syndicate of banks pursuant to which we have a $400 million secured revolving credit facility which is available to us through February 1, 2022, at which time any amounts outstanding will be due and payable in full. On April 2, 2018, we borrowed $200 million under the credit facility to partially fund our acquisition of Jive Communications, Inc., which amount remained outstanding as of December 31, 2019. We may wish to borrow amounts under the facility in the future for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses and for working capital. Pursuant to the terms of the credit agreement, in the event of a change in control such as the Merger, any amounts outstanding, including any interest accrued thereon, shall become immediately due and payable in full.

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

Some of our current customer agreements provide minimum service level commitments addressing uptime, functionality or performance. If we are unable to meet the stated service level commitments for these customers or our services suffer extended periods of unavailability, we are or may be contractually obligated to provide these customers with credits for future services or pay other penalties. Our revenue could be significantly impacted if we are unable to meet our service level commitments and are required to provide a significant amount of our services at no cost or pay other penalties. We have not incurred any significant liabilities for minimum service level commitments, and we do not currently have any reserves on our balance sheet for these commitments.

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

Certain transactions leading up to our acquisition of the GoTo Business from Citrix, including the GoTo Merger itself, were intended to qualify for tax-free treatment for U.S. federal income tax purposes, in each case based on the applicable facts and circumstances that existed on the date of such transactions. However, there can be no assurance that the Internal Revenue Service, or the IRS, will not successfully assert that the GoTo Merger or any of the transactions leading up to the GoTo Merger are taxable transactions, and that a court will not sustain such assertion.

In connection with the GoTo Merger, we entered into an Amended and Restated Tax Matters Agreement with Citrix, which provides for, among other things, the allocation of certain tax assets and liabilities between Citrix and LogMeIn. In certain scenarios, we may be obligated to indemnify Citrix against taxes and certain tax-related losses that arise as a result of LogMeIn’s actions, or failure to act. Any such indemnification obligation would be substantial and would likely have a material adverse effect on us. In addition, even if we are not responsible for tax liabilities of Citrix under the Amended and Restated Tax Matters Agreement, LogMeIn nonetheless could be liable under applicable law for such liabilities if Citrix were to fail to pay such taxes.

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

The Tax Cuts and Jobs Act of 2017, which we refer to herein as the “U.S. Tax Act,” was enacted on December 22, 2017 and has affected U.S. tax law by changing U.S. federal income taxation of U.S. corporations. We have reflected the impact of the Tax Act in our Consolidated Financial Statements. However, the U.S. Tax Act is complex and additional interpretative guidance may be issued that could affect the assumptions and estimates we made.  In addition, at this stage, it is unclear how a number of U.S. states will incorporate the changes made by the U.S. Tax Act into their tax codes. Changes in the assumptions and estimates we have made relating to the U.S. Tax Act, as well as actions we may take, could result in a write down of deferred tax assets or otherwise materially affect our tax obligations or effective tax rate, which could negatively affect our financial condition and results of operations.

The United Kingdom’s withdrawal from the European Union may have a negative effect on global economic conditions, financial markets and our business.

The United Kingdom is in process of negotiating the terms of its transition period following its formal withdrawal from the European Union on January 31, 2020. Significant uncertainty about the terms and timing of transition events continue, including with respect to the laws and regulations that will apply as the United Kingdom determines which European Union laws to replace or replicate. These developments, or the perception that any of them could occur, have had and may continue to have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets. Any of these factors could depress economic activity and restrict our access to capital, which could have a material adverse effect on our business, financial condition and results of operations and reduce the price of our common stock.

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

During the period from our initial public offering in July 2009 through February 10, 2020, our common stock has traded as high as $134.80 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to complete the Merger;
•	the success or failure of acquisitions as well as our ability to realize the anticipated growth opportunities and other financial and operating benefits therefrom;
•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	fluctuations in our recorded revenue, even during periods of significant sales order activity;
•	changes in estimates of our financial results or recommendations by securities analysts;
•	failure of any of our services to achieve or maintain market acceptance;

•	changes in market valuations of companies perceived to be similar to us;
•	announcements regarding changes to our current or planned products or services;
•	success of competitive companies, products or services;
•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•	announcements by us or our competitors of significant new services, contracts, acquisitions or strategic alliances;
•	regulatory developments in the United States, foreign countries or both;
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

We do not expect to declare or pay any dividends in the foreseeable future.

We do not anticipate declaring or paying any cash dividends to holders of our common stock in the foreseeable future. Consequently, stockholders must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on the value of their shares of our common stock.

If securities or industry analysts who cover us, our business or our market publish a negative report or change their recommendations regarding our stock adversely, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us, our business, our market or our competitors. If any of the analysts who cover us or may cover us in the future, publish a negative report or change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, our stock price would likely decline.

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

As of December 31, 2019, our principal facilities consist of owned and leased office space to house our development, sales and marketing, customer support, and administrative personnel.

	Approximate Square Footage
	Owned	Leased
	(In thousands)
Americas	160	545
EMEA (Europe, Middle East)	—	265
Asia-Pacific	—	79
	160	889

Our principal facilities include leased office space of 220,000 square feet in Boston, Massachusetts, our corporate headquarters, 118,000 square feet in Lindon, Utah, 48,000 square feet in Dublin, Ireland, and 49,000 square feet in Goleta, California, as well as an owned facility with 160,000 square feet in Goleta, California. We also utilize third-party co-location facilities from which we operate our data centers, which are located in the United States, the United Kingdom, Germany, India, Brazil and Australia. We believe our facilities are sufficient to support our needs and that additional space will be available in the future on commercially reasonable terms as needed.

ITEM 3.	LEGAL PROCEEDINGS

Since the announcement of the Merger, five putative class action complaints have been filed by and purportedly on behalf of our alleged stockholders – three in the United States District Court for the District of Delaware, captioned Stein v. LogMeIn, Inc., et al., (Case No. 1:20-cv-00098), filed January 22, 2020; Carter v. LogMeIn, Inc., et al., (Case No. 1:20-cv-00124), filed January 24, 2020; and Thompson v. LogMeIn, Inc., et., (Case No. 1:20-cv-00129), filed January 27, 2020, and two in the United States District Court for the Southern District of New York, captioned Ford v. LogMeIn, Inc., et al., (Case No. 1:20-cv-00582), filed January 22, 2020; and Rosenfeld v. LogMeIn, Inc. et. Al., (Case No. 1:20-cv-00981) filed February 5, 2020 (together, the “Actions”). The Actions name as defendants, LogMeIn, our President and Chief Executive Officer and our Board of Directors. The Actions allege, among other things, that all defendants violated provisions of the Exchange Act insofar as the proxy statement preliminarily filed by us on January 17, 2020 in connection with the Merger allegedly omits material information with respect to the transactions contemplated by the therein, including certain financial projections included therein, that purportedly renders the preliminary proxy statement false and misleading. The complaints seek, among other things, injunctive relief, rescissory damages, declaratory judgment and an award of plaintiffs’ fees and expenses. We believe the claims asserted in these complaints are without merit and intend to defend them vigorously.

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

On August 31, 2017, 9Six Comercio e Serviços de Telecomunicações Ltda., or 9Six, filed a claim against Jive Telecomunicações do Brasil Ltda., or Jive Brasil, a subsidiary of Jive Communications, Inc., or Jive USA, in the 27th Civil Court of Sao Paulo. The claim relates to a commercial dispute regarding unpaid commission fees arising from a reseller agreement executed between 9Six and Jive Brasil in September 2016.  In February 2018, 9Six filed additional claims against Jive Brasil alleging lost profits and punitive damages resulting from Jive Brasil’s termination of the reseller agreement. In April 2018, we acquired Jive USA. As a result, Jive Brasil became our indirect subsidiary and we inherited this litigation. On June 7, 2019, the 27th Civil Court in Sao Paulo, Brazil awarded damages against Jive Brasil in the amount of approximately R$46.3 million Brazilian reais plus interest and attorneys’ fees, or approximately $13.8 million USD as of December 31, 2019. On August 8, 2019, we appealed the lower court’s decision with the Sao Paulo State Court of Appeal. We continue to believe that Jive Brasil has meritorious defenses to these claims and intend to vigorously defend against these claims on appeal. We have notified the shareholder representative for Jive USA that we intend to seek indemnification for this matter, which we believe is available pursuant to the terms of the merger agreement that we entered into with Jive USA in February 2018.

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

Holders of Our Common Stock

As of February 10, 2020, there were 431 holders of record of shares of our common stock. This number does not include stockholders for whom shares are held in “nominee” or “street” name. While we are unable to estimate the actual number of beneficial holders of our common stock, we believe the number of beneficial holders is substantially higher than the number of holders of record of shares of our common stock.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

(a) Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans

Information regarding our equity compensation plans and the securities authorized for issuance thereunder is set forth herein under Part III, Item 12 below.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Maximum Number (or Approximate Dollar Value) of Shares that may yet be Purchased Under the Plans or Programs(1)
October 1, 2019 — October 31, 2019	237,803	$67.92	237,803	$46,443,155
November 1, 2019 — November 30, 2019	191,648	$73.27	191,648	$16,579,625	(2)
December 1, 2019 — December 31, 2019	99,727	$77.46	99,727	$—	(3)
Total	529,178	$71.65	529,178

(1)

On February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we were authorized to return up to $700 million to stockholders through a combination of share repurchases and dividends. Share repurchases under this plan were made from time-to-time in the open market, in privately negotiated transactions or otherwise, in accordance with applicable securities laws and regulations. During the year ended December 31, 2019, we repurchased 2,710,112 shares of our common stock.

(2)	This amount has been reduced by an additional $15.9 million which was used to pay a cash dividend of $0.325 per share on November 29, 2019 to stockholders of record as of November 13, 2019.
(3)	Our three-year capital return plan expired on December 31, 2019 after having returned a total of $691.1 million to stockholders.

Stock Performance Graph

The following graph compares the cumulative total return to stockholders on our common stock for the period from December 31, 2014 through December 31, 2019 against the cumulative total return of the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index. The comparison assumes $100.00 was invested in our common stock, the NASDAQ Composite Index and the NASDAQ Computer and Data Processing Index and assumes reinvestment of dividends, if any. The stock performance on the graph below is not necessarily indicative of future price performance.

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

ITEM 6.	SELECTED FINANCIAL DATA

You should read the following selected financial data together with our Consolidated Financial Statements and the related notes appearing at the end of this Annual Report on Form 10-K and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K. Our historical results for any prior period are not necessarily indicative of results to be expected in any future period. The operating results of acquisitions have been included in our results since the date of acquisition. On January 31, 2017, our GoTo Merger added over 1,600 employees as of that date and revenue increased to over $1 billion on an annualized basis. On April 3, 2018, our acquisition of Jive added approximately 700 employees and its fiscal 2017 revenue was approximately $80 million.

	Years Ended December 31,
	2015	2016	2017	2018	2019
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenue	$271,600	$336,068	$989,786	$1,203,992	$1,260,385
Cost of revenue(1)	35,458	45,501	203,203	281,481	323,665
Gross profit	236,142	290,567	786,583	922,511	936,720
Operating expenses:
Research and development(1)	42,597	57,193	156,731	169,409	160,499
Sales and marketing(1)	138,946	162,811	346,961	382,997	461,078
General and administrative(1)	33,034	60,693	160,366	145,453	144,780
Restructuring charge	—	—	—	—	14,468
Gain on disposition of assets	—	—	—	(33,910)	—
Legal settlements	3,600	—	—	—	—
Amortization of acquired intangibles	1,916	5,457	134,342	172,539	157,569
Total operating expenses	220,093	286,154	798,400	836,488	938,394
Income (loss) from operations	16,049	4,413	(11,817)	86,023	(1,674)
Interest income	654	698	1,389	1,671	1,651
Interest expense	(574)	(1,403)	(1,408)	(6,342)	(8,247)
Other income (expense), net	1,389	(500)	(141)	(556)	(588)
Income (loss) before income taxes	17,518	3,208	(11,977)	80,796	(8,858)
(Provision for) benefit from income taxes	(2,960)	(570)	111,500	(6,425)	(5,697)
Net income (loss)	$14,558	$2,638	$99,523	$74,371	$(14,555)
Net income (loss) per share:
Basic	$0.59	$0.10	$1.97	$1.44	$(0.29)
Diluted	$0.56	$0.10	$1.93	$1.42	$(0.29)
Weighted average shares outstanding:
Basic	24,826	25,305	50,433	51,814	49,586
Diluted	25,780	26,164	51,463	52,496	49,586
Cash dividends declared and paid per share	$—	$1.00	$1.25	$1.20	$1.30

(1)	Includes stock-based compensation expense and intangible amortization expense as indicated in the following table:

	Years Ended December 31,
	2015	2016	2017	2018	2019
	(In thousands)
Cost of revenue:
Stock-based compensation	$1,560	$2,289	$5,222	$4,997	$4,862
Intangible amortization	4,151	6,382	57,216	95,428	117,034
Research and development:
Stock-based compensation	5,188	6,201	22,103	18,869	17,574
Sales and marketing:
Stock-based compensation	11,090	16,181	16,155	15,995	17,930
General and administrative:
Stock-based compensation	8,661	13,679	23,812	25,873	27,840

	As of December 31,
	2015	2016	2017	2018	2019
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term marketable securities	$208,427	$196,466	$252,402	$148,652	$128,005
Total assets	455,699	443,293	3,858,108	3,935,953	3,855,997
Deferred revenue, including long-term portion	136,989	162,253	347,305	379,298	408,163
Long-term debt	60,000	30,000	—	200,000	200,000
Total liabilities	247,888	247,177	694,367	961,265	1,115,289
Total equity	207,811	196,116	3,163,741	2,974,688	2,740,708

ITEM 7.	MANAGEMENT’ S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In January 2017, we completed our merger with a wholly-owned subsidiary of Citrix, pursuant to which we combined with Citrix’s GoTo family of service offerings known as the GoTo Business, which we refer to herein as the GoTo Merger. Following the completion of the GoTo Merger, our revenue grew to over $1 billion on an annualized basis in fiscal 2017 and we added over 1,600 employees. In April 2018, we completed our acquisition of Jive Communications, Inc., or Jive, a provider of cloud-based phone systems and unified communications services. At the time of closing, Jive had approximately 700 employees and its fiscal year 2017 revenue was approximately $80 million.

Merger Agreement

In December 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Logan Parent, LLC, or Parent, and Logan Merger Sub, Inc., a wholly owned subsidiary of Parent, or Merger Sub. Pursuant to the terms of the Merger Agreement, Merger Sub would merge with and into LogMeIn, which we refer to herein as the Merger. Parent and Merger Sub are controlled by Francisco Partners, a technology-focused global private equity firm, and Evergreen Coast Capital Corp., the technology-focused global private equity affiliate of Elliott Management Corporation, an investment management firm. Assuming the satisfaction of the conditions set forth in the Merger Agreement, we currently expect the Merger to close in mid-2020.

Operating Results

For the year ended December 31, 2019, we recognized revenues of $1.26 billion and generated cash flows from operating activities of $360.8 million, and we ended the year with $128.0 million of cash and cash equivalents and $200.0 million of outstanding borrowings under our credit facility. During the year ended December 31, 2019, we repurchased $206.7 million of our common stock pursuant to our share repurchase program and paid cash dividends of $64.6 million to our stockholders. We recorded a net loss of $14.6 million in the year ended December 31, 2019, including amortization of acquired intangible assets of $241.3 million, restructuring charges of $14.5 million, acquisition-related transaction, transition and integration-related costs of $12.9 million, including $10.6 million of retention-based bonuses primarily related to our acquisition of Jive and our 2019 acquisitions and $10.9 million of Merger-related costs.

Capital Returns

On February 23, 2017, our Board of Directors approved a three-year capital return plan to return up to $700 million to stockholders through a combination of share repurchases and dividends. Pursuant to this plan, during 2019, we repurchased shares and paid cash dividends totaling $271.3 million as follows:

•	Repurchased 2,710,112 shares of our common stock at an average price of $76.28 per share for a total cost of $206.7 million.
•	Paid four cash dividends of $0.325 per share of our common stock, one in each of the four quarters of 2019, totaling $64.6 million.

The capital return plan expired on December 31, 2019. Pursuant to the terms of the Merger Agreement, from the date of the Merger Agreement until the earlier of the effective time of the Merger or the termination of the Merger Agreement, we may not repurchase any shares or declare or pay dividends to our common stockholders without Parent’s written consent and Parent has indicated that it does not intend to provide any such consent.

Restructuring Plan

On February 7, 2020, our Board of Directors approved a global restructuring plan, including a reduction in force which will result in the termination of approximately 8% of our workforce and the consolidation of certain leased facilities.  By restructuring, we intend to streamline our organization and reallocate resources to better align with our current strategic goals. We expect to incur pre-tax restructuring charges of approximately $21 million and to substantially complete the restructuring by the end of fiscal year 2020. The pre-tax restructuring charges are comprised of approximately $20 million in one-time employee termination benefits and $1 million for facilities-related and other costs.

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

•

Failure to complete the previously announced Merger could adversely impact the market price of our common stock as well as our business and operating results. This risk, as well as risks associated with the Merger, are identified further in “Risk Factors – Risks Related to the Merger” of this Annual Report on Form 10-K and elsewhere in this report.

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

•

We believe that as we continue to grow revenue at expected rates, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses will increase in absolute dollar amounts. For a description of the general trends in various expense categories, see “Cost of Revenue and Operating Expenses” below.

Sources of Revenue

We derive our revenue primarily from subscription fees for our premium services from enterprise customers, SMBs, IT service providers, mobile carriers, customer service centers, OEMs and consumers, usage fees from our audio services, and, to a lesser extent, the sale or lease of telecommunications equipment. Our customers who subscribe to our services generally pay in advance and typically pay with a credit card for their subscription. We initially record a subscription fee as deferred revenue and then recognize it ratably, on a daily basis, over the life of the subscription period. Typically, a subscription automatically renews at the end of a subscription period unless the customer specifically terminates it prior to the end of the period.

We calculate our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. For the year ended December 31, 2019, our gross renewal rate was approximately 80%. We will continue to monitor and assess our renewal rate calculation and methodology to ensure that it is appropriate.

Revenue by product grouping is as follows:

	Years Ended December 31,
	2017	2018	2019
	(In thousands)
Revenues:
Unified communications and collaboration	$527,412	$672,339	$686,499
Identity and access management	289,181	353,887	400,633
Customer engagement and support	173,193	177,766	173,253
Total revenue	$989,786	$1,203,992	$1,260,385

Employees

We have increased our number of full-time employees to 3,974 as of December 31, 2019 compared to 3,515 as of December 31, 2018.

Cost of Revenue and Operating Expenses

We allocate certain overhead expenses, such as rent, utilities and information technology to expense categories primarily based on headcount allocation. As a result, an overhead allocation associated with these costs is reflected in cost of revenue and each operating expense category.

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

Research and Development.     Research and development expenses consist primarily of wages and benefits for development personnel, retention-based bonus expense related to our acquisitions, facility expense, cloud computing services, consulting fees associated with outsourced development projects, travel-related costs for development personnel and depreciation of assets used in development. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. More than half of our research and development employees are located internationally in our development centers in Hungary, Germany, Canada, Israel and India. Therefore, a large portion of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized costs of $29.8 million, $31.4 million, and $39.9 million for the years ended December 31, 2017, 2018 and 2019, respectively, related to internally developed software to be sold as a service, which were incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will remain relatively constant as a percentage of revenue.

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

General and Administrative.     General and administrative expenses consist primarily of wages and benefits for management, human resources, internal IT support, legal, finance and accounting personnel, professional fees, insurance and other corporate expenses, including acquisition-related expenses. We expect that general and administrative expenses related to personnel, recruiting, internal information systems, audit, accounting and insurance costs will remain relatively constant as a percentage of revenue as we continue to support the growth of our business. Further, we expect to continue to incur acquisition-related and Merger-related costs, and general and administrative expenses could increase if we incur litigation-related expenses associated with our defense against legal claims.

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

Revenue Recognition — We derive our revenue primarily from subscription fees for our premium services, usage fees from our audio services and, to a lesser extent, the sale or lease of telecommunications equipment. Revenue is reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction including mandatory government charges that are billed to our customers. Revenue is recognized when control of these services or products are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the contract’s performance obligations.

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

Goodwill and Acquired Intangible Assets — We record goodwill as the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. We do not amortize goodwill, but instead perform an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. We operate as a single operating segment with one reporting unit and consequently evaluate goodwill for impairment based on an evaluation of the fair value of the company as a whole. As of November 30, 2019, our measurement date, the fair value of the company as a whole was substantially in excess of its carrying value. We routinely monitor our intangible assets for indicators of impairment. If an indicator exists, we compare the undiscounted expected future cash flows from the intangible asset to its carrying value. If the carrying value exceeds the undiscounted expected cash flows, we record an impairment based on the difference between the carrying value and determined fair value. Projected future cash flows are an estimate made by management which, based on their nature, include risks and uncertainties primarily related to acceptance of products in the marketplace. To the extent that estimates of cash flows do not come to fruition, future impairments of intangible assets may be required. No material impairments have been recorded through December 31, 2019.

We record intangible assets at their respective estimated fair values at the date of acquisition. Intangible assets are amortized based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives, which range up to eleven years.

Loss Contingencies — We have been involved in various legal claims and legal proceedings and may be subject to additional legal claims and proceedings in the future that arise in the ordinary course of business. We consider the likelihood of a loss or the incurrence of a liability, as well as our ability to reasonably estimate the amount of loss, in determining loss contingencies. An estimated loss contingency is accrued when we believe that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Significant judgment is required to determine both probability and the estimated amount. We regularly evaluate current information available and consider the impact of negotiations, settlements, rulings, advice of legal counsel and updated information to determine whether such accruals should be adjusted, whether new accruals are required and whether to update our disclosures accordingly. Litigation is inherently unpredictable and is subject to significant uncertainties, some of which are beyond our control. Should any of these estimates and assumptions change or prove to have been incorrect, it could have a material adverse effect on our results of operations, financial position and cash flows. See Note 14 to the Consolidated Financial Statements for a further discussion of litigation and contingencies as well as “Legal Proceedings” in Part I, Item 3.

Results of Consolidated Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated as a percentage of total revenue (dollar amounts in thousands):

	Years Ended December 31,
	2017		2018			2019
	Amount	Percent of Revenue	Amount	Percent of Revenue	Percent Change	Amount	Percent of Revenue	Percent Change
Revenue	$989,786	100%	$1,203,992	100%	22%	$1,260,385	100%	5%
Cost of revenue	203,203	21%	281,481	23%	39%	323,665	26%	15%
Gross profit	786,583	79%	922,511	77%	17%	936,720	74%	2%
Operating expenses
Research and development	156,731	16%	169,409	14%	8%	160,499	13%	(5)%
Sales and marketing	346,961	35%	382,997	32%	10%	461,078	37%	20%
General and administrative	160,366	16%	145,453	12%	(9)%	144,780	11%	0%
Restructuring charge	—		—			14,468	1%
Gain on disposition of assets	—		(33,910)	(3)%		—
Amortization of acquired intangibles	134,342	14%	172,539	14%	28%	157,569	13%	(9)%
Total operating expenses	798,400	81%	836,488	69%	5%	938,394	74%	12%
Income (loss) from operations	$(11,817)	(1)%	$86,023	7%	828%	$(1,674)	0%	(102)%

	As of December 31,
	2017	2018	Percent Change	2019	Percent Change
Employees:
Cost of revenue	444	707	59%	881	25%
Research and development	1,031	1,152	12%	1,223	6%
Sales and marketing	927	1,170	26%	1,351	15%
General and administrative	358	486	36%	519	7%
Total headcount at end of period	2,760	3,515	27%	3,974	13%

Revenue and cost comparisons between 2017, 2018 and 2019 are impacted by acquisitions. On January 31, 2017, the GoTo Merger added over 1,600 employees and increased our 2017 revenue to over $1 billion on an annualized basis. On April 3, 2018, our acquisition of Jive added approximately 700 employees and revenue of approximately $78 million in the year ended December 31, 2018.

Years Ended December 31, 2018 and 2019

Revenue.     Revenue increased $56.4 million, or 5%, from $1.20 billion for the year ended December 31, 2018 to $1.26 billion for the year ended December 31, 2019. The effect of acquisition accounting on the fair value of acquired deferred revenue for the GoTo Business was $3.0 million and $1.2 million for the years ended December 31, 2018 and 2019 respectively. The effect of acquisition accounting on the fair value of acquired deferred revenue for Jive was $0.7 million for the year ended December 31, 2018.

Cost of Revenue.     Cost of revenue increased $42.2 million, or 15%, from $281.5 million for the year ended December 31, 2018 to $323.7 million for the year ended December 31, 2019 and as a percentage of revenue was 23% and 26%, respectively. The increase in cost of revenue as a percentage of revenue includes an increase in amortization of acquired intangible assets from $72.7 million to $83.7 million for the years ended December 31, 2018 and 2019, respectively. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized. Cost of revenue for the years ended December 31, 2018 and 2019, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $68.2 million and $67.4 million, respectively; facility-related costs of $7.7 million and $7.9 million, respectively; depreciation, maintenance, and amortization of internally developed software of $51.5 million and $61.5 million, respectively; professional services expense of $10.6 million and $9.8 million, respectively; data center, telecommunications and cloud computing service costs of $54.7 million and $60.6 million, respectively; telecommunication product costs of $12.5 million and $28.1 million, respectively; and royalty expense of $2.2 million and $3.2 million, respectively. Included in personnel-related costs in both the years ended December 31, 2018 and 2019 is $5.0 million and $4.9 million, respectively, of stock-based compensation expense and $0.9 million and $0.5 million, respectively, of acquisition-related retention-based bonuses.

Research and Development Expenses.     Research and development expenses decreased $8.9 million, or 5%, from $169.4 million for the year ended December 31, 2018 to $160.5 million for the year ended December 31, 2019, and as a percentage of revenue was 14% and 13%, respectively. Research and development expenses for the years ended December 31, 2018 and 2019, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $127.5 million and $117.4 million, respectively; facility-related costs of $11.9 million and $11.6 million, respectively; cloud computing services of $8.7 million and $10.6 million, respectively; depreciation and maintenance expense of $15.6 million and $14.9 million, respectively; and professional services expense of $5.1 million and $5.3 million, respectively. We capitalized $31.4 million and $39.9 million of research and development expenses during the years ended December 31, 2018 and 2019, respectively, for internally developed software to be sold as a service incurred during the application development stage. Also included in personnel-related costs in the years ended December 31, 2018 and 2019 is $18.9 million and $17.6 million, respectively, of stock-based compensation expense and $6.1 million and $6.8 million, respectively, of acquisition-related retention-based bonuses.

Sales and Marketing Expenses.      Sales and marketing expenses increased $78.1 million, or 20%, from $383.0 million for the year ended December 31, 2018 to $461.1 million for the year ended December 31, 2019, and as a percentage of revenue was 32% and 37%, respectively. This increase includes the impact of higher commission expense amortization in 2019 versus 2018 from the adoption of ASU 2014-09, Revenue from Contracts with Customers, referred to herein as ASC 606, on January 1, 2018, using the modified retrospective transition method which included the capitalization and amortization of incremental costs of obtaining contracts (commissions and fringe benefits). Sales and marketing expenses for the years ended December 31, 2018 and 2019, included personnel-related costs, including salary, commission, bonus, recruiting, relocation, travel, training, benefits and taxes of $176.6 million and $215.7 million, respectively; marketing costs of $138.4 million and $163.6 million, respectively; credit card transaction fees of $22.9 million and $23.9 million, respectively; facility-related costs of $14.7 million and $17.1 million, respectively; depreciation and maintenance expense of $21.4 million and $22.8 million, respectively; and partner and professional services expense of $8.7 million and $17.7 million, respectively. Included in personnel-related costs in the years ended December 31, 2018 and 2019 is $20.6 million and $41.8 million, respectively, of commissions expense, $16.0 million and $17.9 million, respectively, of stock-based compensation expense and $2.3 million and $1.7 million, respectively, of acquisition-related retention-based bonuses.

General and Administrative Expenses.     General and administrative expenses were $145.5 million for the year ended December 31, 2018 and remained relatively flat at $144.8 million for the year ended December 31, 2019 and as a percentage of revenue was 12% and 11%, respectively. For the years ended December 31, 2018 and 2019, general and administrative expenses included acquisition-related costs of $13.5 million and $3.9 million, respectively, primarily related to transaction, transition and integration-related costs for the acquisition of Jive and the 2019 acquisitions. General and administrative expenses for the years ended December 31, 2018 and 2019, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $92.7 million and $91.2 million, respectively; professional services of $19.5 million and $19.8 million, respectively; facility-related costs of $8.7 million and $8.1 million, respectively; and depreciation and maintenance expense of $6.9 million and $6.6 million, respectively. General and administrative expenses for the year ended December 31, 2019 included $10.9 million of Merger-related costs. Included in personnel-related costs in the years ended December 31, 2018 and 2019 is $25.9 million and $27.8 million, respectively, of stock-based compensation expense and $1.9 million and $1.6 million, respectively, of acquisition-related retention-based bonuses.

Restructuring Charge. We recorded a restructuring charge of $14.5 million in the year ended December 31, 2019, which includes one-time employee termination benefits and related costs and costs associated with vacating certain leased facilities.

Gain on Disposition of Assets. We recorded a gain on the disposition of assets of $33.9 million in the year ended December 31, 2018 related to the gain on the sale of our Xively business, further described in Note 5 to the Consolidated Financial Statements.

Amortization of Acquired Intangibles.     Amortization of acquired intangibles was $172.5 million and $157.6 million for the years ended December 31, 2018 and 2019, respectively. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized.

Interest Income.     Interest income was $1.7 million for both of the years ended December 31, 2018 and 2019 and was primarily attributable to interest income earned on marketable securities and invested cash and cash equivalents.

Interest Expense.     Interest expense was $6.3 million and $8.2 million for the years ended December 31, 2018 and 2019, respectively, and was primarily associated with interest expense attributable to $200.0 million of borrowings under our credit facility used to partially fund the Jive acquisition on April 3, 2018 as well as the amortization of financing fees.

Other Income (Expense), Net.     Other income (expense), net was expense of $0.6 million for both of the years ended December 31, 2018 and 2019, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the period.

Income Taxes.    We recorded a provision for federal, state and foreign income taxes of $6.4 million on a profit before income taxes of $80.8 million and a provision of $5.7 million on a loss before income taxes of $8.9 million for the years ended December 31, 2018 and 2019, respectively. In 2018, our effective tax rate was different than the U.S federal statutory rate of 21% primarily due to a realignment of some of our intellectual property amongst three of our entities (two wholly-owned foreign entities and one in the United States), the recording of excess tax benefits related to stock-based awards in 2018 and due to profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which were subject to significantly lower tax rates than the U.S. federal statutory rate in 2018. In 2019, our effective tax rate was different than the U.S. federal statutory rate of 21% primarily due to the non-deductibility of Merger-related costs of $10.9 million and the recording of tax deficits related to stock-based awards. In 2018 and 2019, we recorded a net benefit of $7.3 million related to excess tax benefits and a net provision of $2.4 million related to tax deficits on stock-based awards, respectively.

Net Income (Loss).    We recognized net income of $74.4 million and a net loss of $14.6 million for the years ended December 31, 2018 and 2019, respectively.

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

Cost of Revenue.     Cost of revenue increased $78.3 million, or 39%, from $203.2 million for the year ended December 31, 2017 to $281.5 million for the year ended December 31, 2018 and as a percentage of revenue was 21% and 23%, respectively. The increase in cost of revenue as a percentage of revenue includes an increase in amortization of acquired intangible assets from $48.7 million to $72.7 million for the years ended December 31, 2017 and 2018, respectively. This increase is primarily attributable to the acquired intangibles of the GoTo Business, as well as the inclusion of Jive since the April 2018 acquisition date which has also contributed to the increase as a percentage of revenue. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized. Cost of revenue for the years ended December 31, 2017 and 2018, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $52.3 million and $68.2 million, respectively; facility-related costs of $6.7 million and $7.7 million, respectively; depreciation, maintenance, and amortization of internally developed software of $34.8 million and $51.5 million, respectively; professional services expense of $12.8 million and $10.6 million, respectively; data center, telecommunications and cloud computing service costs of $45.2 million and $54.7 million, respectively; and royalty expense of $1.8 million and $2.2 million, respectively. Cost of revenue for the year ended December 31, 2018 included telecommunication product costs of $12.5 million. Included in personnel-related costs in both the years ended December 31, 2017 and 2018 is $5.2 million and $5.0 million, respectively, of stock-based compensation expense and $1.3 million and $0.9 million, respectively, of acquisition-related retention-based bonuses.

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

Sales and Marketing Expenses.      Sales and marketing expenses increased $36.0 million, or 10%, from $347.0 million for the year ended December 31, 2017 to $383.0 million for the year ended December 31, 2018, and as a percentage of revenue was 35% and 32%, respectively. We adopted ASC 606 on January 1, 2018 using the modified retrospective transition method which included the capitalization and amortization of incremental costs of obtaining contracts (commissions and related fringe benefits). For the year ended December 31, 2018, commissions expense was $37.7 million lower than it would have been under pre-ASC 606 accounting guidance. Sales and marketing expenses for the years ended December 31, 2017 and 2018, included personnel-related costs, including salary, commission, bonus, recruiting, relocation, travel, training, benefits and taxes of $170.6 million and $176.6 million, respectively; marketing costs of $119.5 million and $138.4 million, respectively; credit card transaction fees of $20.8 million and $22.9 million, respectively; facility-related costs of $15.5 million and $14.7 million, respectively; depreciation and maintenance expense of $14.4 million and $21.4 million, respectively; and partner and professional services expense of $3.1 million and $8.7 million, respectively. Included in personnel-related costs in the years ended December 31, 2017 and 2018 is $33.7 million and $20.6 million, respectively, of commissions expense, $16.2 million and $16.0 million, respectively, of stock-based compensation expense and $3.1 million and $2.3 million, respectively, of acquisition-related retention-based bonuses.

General and Administrative Expenses.     General and administrative expenses decreased $14.9 million, or 9%, from $160.4 million for the year ended December 31, 2017 to $145.5 million for the year ended December 31, 2018 and as a percentage of revenue was 16% and 12%, respectively. For the years ended December 31, 2017 and 2018, general and administrative expenses included acquisition-related costs of $48.2 million and $13.5 million, respectively, primarily related to transaction, transition and integration-related costs for the GoTo Merger in 2017 and the acquisition of Jive in 2018. General and administrative expenses for the years ended December 31, 2017 and 2018, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes, of $73.4 million and $92.7 million, respectively; professional services of $20.9 million and $19.5 million, respectively; facility-related costs of $7.6 million and $8.7 million, respectively; and depreciation and maintenance expense of $6.5 million and $6.9 million, respectively. Included in personnel-related costs in the years ended December 31, 2017 and 2018 is $23.8 million and $25.9 million, respectively, of stock-based compensation expense.

Gain on Disposition of Assets. We recorded a gain on the disposition of assets of $33.9 million in the year ended December 31, 2018 related to the gain on the sale of our Xively business.

Amortization of Acquired Intangibles.     Amortization of acquired intangibles was $134.3 million and $172.5 million for the years ended December 31, 2017 and 2018, respectively. The increase was primarily related to the intangible assets acquired as a result of the GoTo Merger on January 31, 2017 and the acquisition of Jive on April 3, 2018. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized.

Interest Income.     Interest income was $1.4 million and $1.7 million for the years ended December 31, 2017 and 2018, respectively, and was primarily attributable to interest income earned on marketable securities and invested cash and cash equivalents.

Interest Expense.     Interest expense was $1.4 million and $6.3 million for the years ended December 31, 2017 and 2018, respectively, and was primarily associated with interest expense attributable to $200.0 million of borrowings under our credit facility used to partially fund the Jive acquisition on April 3, 2018 as well as the amortization of financing fees.

Other Income (Expense), Net.     Other income (expense), net was expense of $0.1 million and $0.6 million for the years ended December 31, 2017 and 2018, respectively, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during the period.

Income Taxes.    We recorded a benefit from federal, state and foreign income taxes of $111.5 million on a loss before income taxes of $12.0 million and a provision of $6.4 million on profit before income taxes of $80.8 million for the years ended December 31, 2017 and 2018, respectively. In 2017, our effective tax rate was different than the U.S. federal statutory rate of 35% primarily due to the impact of the enactment of the U.S. Tax Act and the recording of excess tax benefits related to stock-based awards in 2017. In 2018, our effective tax rate was different than the U.S federal statutory rate of 21% primarily due to a realignment of some of our intellectual property amongst three of our entities (two wholly-owned foreign entities and one in the United States) and the recording of excess tax benefits related to stock-based awards in 2018 and due to profits earned in certain foreign jurisdictions, primarily our Irish subsidiaries, which were subject to significantly lower tax rates than the U.S. federal statutory rate in both 2017 and 2018. In 2017 and 2018, we recorded a net benefit of $16.0 million and $7.3 million, respectively, related to excess tax benefits.

Net Income.    We recognized net income of $99.5 million and $74.4 million for the years ended December 31, 2017 and 2018, respectively.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Years Ended December 31,
	2017	2018	2019
	(In thousands)
Net cash provided by operations	$316,197	$404,039	$360,849
Net cash provided by (used in) investing activities	(31,910)	(364,862)	(90,190)
Net cash provided by (used in) financing activities	(181,493)	(136,132)	(289,828)
Effect of exchange rate changes	8,080	(6,762)	(1,435)
Net increase (decrease) in cash, cash equivalents and restricted cash	$110,874	$(103,717)	$(20,604)

At December 31, 2019, our principal source of liquidity was cash and cash equivalents totaling $128.0 million, of which $62.2 million was in the United States and $65.8 million was held by our international subsidiaries.

Cash Flows From Operating Activities

Net cash provided by operating activities was $316.2 million, $404.0 million and $360.8 million for the years ended December 31, 2017, 2018 and 2019, respectively.

Net cash inflows from operating activities during the year ended December 31, 2017 were primarily attributable to a $93.0 million increase in deferred revenue associated with upfront payments received from our customers, a $17.1 million increase in other long-term liabilities, and a $15.4 million increase in accrued liabilities. The increase in other long-term liabilities related to income tax provisions for the U.S. Tax Act of $12.5 million and uncertain tax positions of $3.6 million. These cash inflows were partially offset by a $22.8 million increase in prepaid expenses and other current assets, a $16.6 million increase in accounts receivable, and a $5.0 million decrease in accounts payable. The increase in prepaid expenses and other current assets was primarily due to an increase in prepaid taxes, partially offset by amortization of prepaid expenses. Accrued liabilities and accounts payable included $6.8 million in acquisition-related professional fees related to the GoTo Merger, including transaction, transition, and integration-related fees and expenses, and $1.8 million in retention-based bonus accruals related to a 2016 acquisition and our acquisition of Nanorep Technologies Ltd., or Nanorep. Additionally, included in net cash inflows from operating activities were add-backs of non-cash charges, including $221.3 million for depreciation and amortization, $67.3 million for stock-based compensation expense and a $156.8 million benefit from deferred income taxes primarily attributable to the remeasurement of deferred tax assets and liabilities related to the U.S. Tax Act enacted in December 2017 and the amortization of intangible assets which cannot be deducted for tax purposes.

Net cash inflows from operating activities during the year ended December 31, 2018 were primarily attributable to a $35.4 million increase in deferred revenue associated with upfront payments received from our customers, a $26.8 million increase in accrued liabilities, $7.8 million from accounts receivable due to strong collections, an $11.1 million increase in accounts payable and a $4.0 million increase in other long-term liabilities. These cash inflows were partially offset by a $13.7 million increase in prepaid and other current assets primarily due to an increase in short-term deferred commissions partially offset by a decrease in prepaid taxes and a $16.6 million increase in other assets primarily due to an increase in long-term deferred commissions. The increase in deferred commissions is a result of the adoption of ASC 606 in 2018. The increase in accrued liabilities is primarily due to an increase in employee related accruals of $11.8 million and an increase in marketing program accruals of $7.0 million. Additionally, included in net cash inflows from operating activities were add-backs and reductions of non-cash charges, including $301.1 million for depreciation and amortization, $65.7 million for stock-based compensation expense, partially offset by a $57.5 million benefit from deferred income taxes primarily attributable to the amortization of intangible assets which cannot be deducted for tax purposes and $36.3 million for the gain on disposition of assets related to the divestiture of the Xively business excluding transaction costs.

Net cash inflows from operating activities during the year ended December 31, 2019 were primarily attributable to a $29.0 million increase in deferred revenue associated with upfront payments received from our customers, a $37.9 million increase in accrued liabilities primarily due to an increase in other accruals for Merger-related fees and an increase in accrued taxes, a $17.5 million increase in accounts payable and a $1.8 million increase in other long-term liabilities. These cash inflows were partially offset by a $13.5 million increase in accounts receivable, a $13.0 million increase in prepaid and other current assets primarily due to an increase in short-term deferred commissions and a $27.1 million increase in other assets primarily due to an increase in long-term deferred commissions. Additionally, included in net cash inflows from operating activities were add-backs and reductions of non-cash charges, including $304.6 million for depreciation and amortization, $68.2 million for stock-based compensation expense, partially offset by a $35.7 million benefit from deferred income taxes primarily attributable to the amortization of intangible assets which cannot be deducted for tax purposes.

Cash Flows From Investing Activities

Net cash used in investing activities was $31.9 million, $364.9 million and $90.2 million for the years ended December 31, 2017, 2018 and 2019, respectively.

Net cash used in investing activities for the year ended December 31, 2017 was primarily attributable to purchases of $36.6 million in property and equipment related to our internal IT infrastructure, data centers and our offices, $29.7 million in intangible asset additions for capitalized costs related to internally developed software to be sold as a service which were incurred during the application development stage, and $22.3 million of net cash paid for acquisitions, including $43.2 million related to the Nanorep acquisition and $3.3 million related to the GoTo Merger with the GoTo Business, partially offset by $24.2 million of cash acquired from the GoTo Merger. These cash outflows were partially offset by $55.6 million in net proceeds from maturities and sales of marketable securities and $1.2 million for restricted cash acquired through acquisitions.

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

Net cash used in investing activities for the year ended December 31, 2019 was primarily attributable to $22.5 million paid for acquisitions, net of cash acquired, $39.8 million in intangible asset additions for capitalized costs related to internally developed software to be sold as a service which were incurred during the application development stage, and purchases of $35.4 million in property and equipment related to our internal IT infrastructure, data centers, and our offices. These cash outflows were partially offset by $7.5 million of proceeds received from the divestiture of the Xively business.

Cash Flows From Financing Activities

Net cash used in financing activities was $181.5 million, $136.1 million and $289.8 million for the years ended December 31, 2017, 2018 and 2019, respectively.

Net cash used in financing activities for the year ended December 31, 2017 was attributable to the purchase of $69.2 million of treasury stock pursuant to our share repurchase program, dividend payments to our stockholders of $52.3 million including a special cash dividend of $12.8 million related to the GoTo Merger, the payment of $34.5 million for payroll withholding taxes related to vesting of restricted stock units, the repayment of $30.0 million of borrowings under our credit facility and the payment of $2.0 million in deferred financing costs associated with the credit facility. These payments were partially offset by $6.5 million in proceeds received from the issuance of common stock upon exercise of stock options.

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

Net cash used in financing activities for the year ended December 31, 2019 was attributable to the purchase of $208.5 million of treasury stock pursuant to our share repurchase program, dividend payments to our stockholders of $64.6 million, and the payment of $20.1 million for payroll withholding taxes related to vesting of restricted stock units and the payment of $1.9 million of acquisition-related contingent consideration.  These payments were partially offset by $5.2 million in proceeds received from the issuance of common stock for the employee stock purchase plan and the exercise of stock options.

We have available a multi-currency credit facility with a syndicate of banks, financial institutions and other lending entities that provides for a secured revolving line of credit of up to $400 million, which may be increased by an additional $200 million subject to further commitment from the lenders. The credit facility matures on February 1, 2022 and includes certain financial covenants with which we must comply. We may wish to borrow amounts under the facility in the future for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses or for working capital (see Note 17 to our Consolidated Financial Statements for additional details). As of December 31, 2019, we had $200.0 million of outstanding borrowings under the credit facility. Pursuant to the terms of the credit agreement, in the event of a change in control such as the Merger, any amounts outstanding, including any interest accrued thereon, shall become immediately due and payable in full.

Future Expectations

At December 31, 2019, cash and cash equivalents totaled $128.0 million, of which $62.2 million was held in the United States and $65.8 million was held by our international subsidiaries. We believe that our current cash and cash equivalents, together with cash generated from operations and our credit facility, will be sufficient to meet our ongoing operations working capital and capital expenditure requirements.

We have been purchasing shares of our common stock since 2013 pursuant to share repurchase programs approved by our Board of Directors. On February 23, 2017, our Board of Directors approved a three-year capital return plan, pursuant to which we were authorized to return to stockholders approximately 75% of our free cash flow over the period, up to $700 million, through a combination of share repurchases and dividends. The capital return plan expired on December 31, 2019 at which time $691.1 million has been returned to stockholders through $524.9 million in share repurchases and $166.2 million in cash dividend payments to our stockholders. As a result of the Merger Agreement, we have not approved, and do not expect to approve, a new capital return plan. Under the terms of the Merger Agreement, from the date of the Merger Agreement until the earlier of the effective time of the Merger or the termination of the Merger Agreement, we may not repurchase shares of our common stock or declare or pay dividends to our common stockholders without Parent’s written consent. Parent has indicated that it does not intend to provide any such consent.

During the last three years, inflation and changing prices have not had a material effect on our business and we do not expect that inflation or changing prices will materially affect our business in the foreseeable future.

Non-GAAP Financial Measures

Regulation S-K Item 10(e), “Use of Non-GAAP Financial Measures in Commission Filings,” defines and prescribes the condition for use of non-GAAP financial information. We have presented the following non-GAAP measures in accordance with this standard. We believe that these non-GAAP measures of financial results provide useful information to management and investors regarding certain financial and business trends relating to our financial condition and results of operations. Management uses these non-GAAP measures to compare our performance to that of prior periods and uses these measures in financial reports prepared for management and our Board of Directors. In addition, compensation of our executives is based in part on the performance of our business based on these non-GAAP measures. We believe that the use of these non-GAAP financial measures provides an additional tool for investors to use in evaluating ongoing operating results and trends and in comparing our financial measures with other software-as-a-service companies, many of which present similar non-GAAP financial measures to investors.

In addition to our Consolidated Financial Statements prepared in accordance with GAAP, to date, we have considered the following non-GAAP financial measures to be key indicators of our financial performance:

•	“Non-GAAP revenue,” which we define as GAAP revenue adding back the impact of the fair value acquisition accounting adjustment on acquired deferred revenue;
•

“Non-GAAP operating income,” which we define as GAAP net income (loss) from operations adding back the impact of the fair value acquisition accounting adjustment on acquired deferred revenue, acquisition-related costs and amortization, Merger-related costs, litigation-related expense, stock-based compensation expense, restructuring charges and gain on disposition of assets, as well as including amortization expense for acquired company internally capitalized software development costs adjusted in acquisition accounting;

•	“EBITDA,” which we define as GAAP net income (loss) excluding interest and other expense, net, income taxes and depreciation and amortization expenses;
•

“Adjusted EBITDA,” which we define as EBITDA adding back the impact of the fair value acquisition accounting adjustment on acquired deferred revenue, acquisition-related costs, Merger-related costs, litigation-related expense, stock-based compensation expense, restructuring charges and gain on disposition of assets;

•	“Non-GAAP other income (expense), net,” which we define as GAAP other income (expense), net excluding non-cash cumulative translation adjustment gains and losses;
•

“Non-GAAP provision for (benefit from) income taxes,” which we define as GAAP provision for (benefit from) income taxes excluding the tax impact from the fair value adjustment on acquired deferred revenue, acquisition-related costs and amortization, Merger-related costs, litigation-related expense, stock-based compensation expense, restructuring charges, gain on disposition of assets, the tax impact related to the enactment of the U.S. Tax Act, and discrete integration-related tax items, and including the tax impact of amortization expense for acquired internally capitalized software development costs adjusted in acquisition accounting;

•

“Non-GAAP net income,” which we define as GAAP net income (loss) excluding the adjustments noted in non-GAAP operating income, non-GAAP other income (expense), net, and non-GAAP provision for incomes taxes above;

•	“Non-GAAP net income per diluted share,” which we define as non-GAAP net income divided by fully-diluted weighted average shares outstanding; and
•

"Adjusted cash flows from operations," which we define as GAAP cash flows from operating activities adding back the impact of litigation-related payments, acquisition retention-based bonus payments, restructuring payments, transaction- and transition-related tax payments, acquisition-related payments and Merger-related payments; and

•	"Adjusted free cash flow," which we define as adjusted cash flows from operating activities excluding purchases of property and equipment and intangible asset additions.

The revenue and expense items described below are excluded from our GAAP results to arrive at our non-GAAP measures, as outlined above:

•	Fair value adjustment on acquired deferred revenue is an acquisition accounting adjustment recorded to reduce acquired deferred revenue to the fair value of the remaining obligation.
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

•	Acquisition-related costs and amortization relate to acquisition-related costs, as defined above, and the amortization of acquired intangible assets.
•	Merger-related costs relate to costs associated with the Merger and include transaction and transition-related fees and expenses (including legal, accounting and other professional fees).
•	Stock-based compensation expense relates to stock-based compensation awards granted to our executive officers, employees and outside directors.
•	Litigation-related expense relates to costs associated with the defense and settlement of claims brought against us including intellectual property infringement claims and other material litigation.
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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows:

	Years Ended December 31,
	2017	2018	2019
	(In thousands)
GAAP Revenue	$989,786	$1,203,992	$1,260,385
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	34,314	3,718	1,231
Non-GAAP Revenue	$1,024,100	$1,207,710	$1,261,616

	Years Ended December 31,
	2017	2018	2019
	(In thousands, except per share data)
GAAP Net income (loss) from operations	$(11,817)	$86,023	$(1,674)
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	34,314	3,718	1,231
Stock-based compensation expense	67,292	65,734	68,206
Acquisition related costs	59,802	22,880	12,926
Merger related costs	—	—	10,919
Restructuring charge	—	—	14,468
Litigation related expenses	2,348	584	2,029
Amortization of acquired intangibles	183,018	245,244	241,263
Less:
Gain on disposition of assets	—	(33,910)	—
Effect of acquisition accounting on internally capitalized software development costs	(20,092)	(8,385)	—
Non-GAAP Operating income	314,865	381,888	349,368
Interest and other expense, net	(160)	(5,227)	(7,184)
Non-GAAP Income before income taxes	314,705	376,661	342,184
Non-GAAP Provision for income taxes (1)	(95,513)	(93,637)	(85,238)
Non-GAAP Net income	$219,192	$283,024	$256,946
GAAP Net income per diluted share	$1.93	$1.42	$(0.29)
Non-GAAP Net income per diluted share	$4.26	$5.39	$5.15
Weighted average shares outstanding, diluted	51,463	52,496	49,900

(1) The non-GAAP provision for income taxes excludes a net tax benefit of $85.6 million for the year ended December 31, 2017 related to the U.S. Tax Act and a net tax benefit of $11.1 million for the year ended December 31, 2018 related to the realignment of some of our intellectual property.

	Years Ended December 31,
	2017	2018	2019
	(In thousands)
GAAP Net income (loss)	$99,523	$74,371	$(14,555)
Add Back:
Interest and other expense, net	160	5,227	7,184
Income tax provision (benefit)	(111,500)	6,425	5,697
Amortization of acquired intangibles	183,018	245,244	241,263
Depreciation and amortization expense	38,303	55,827	63,333
EBITDA	209,504	387,094	302,922
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	34,314	3,718	1,231
Stock-based compensation expense	67,292	65,734	68,206
Gain on disposition of assets	—	(33,910)	—
Acquisition related costs	59,802	22,880	12,926
Merger related costs	—	—	10,919
Restructuring charge	—	—	14,468
Litigation related expenses	2,348	584	2,029
Adjusted EBITDA	$373,260	$446,100	$412,701

	Years Ended December 31,
	2017	2018	2019
	(In thousands)
GAAP Cash flows from operations	$316,197	$404,039	$360,849
Add Back:
Litigation-related payments	1,614	1,467	1,498
Acquisition retention-based bonus payments	11,701	3,720	7,779
Restructuring payments	—	—	10,153
Tax payment for gain on Xively disposition and integration-related IP realignment	—	15,098	—
Transaction-related payments (acquisitions and dispositions)	52,988	18,684	3,859
Adjusted cash flows from operations	382,500	443,008	384,138
Less:
Purchases of property and equipment	(36,635)	(30,965)	(35,438)
Intangible asset additions	(29,706)	(34,219)	(39,789)
Adjusted free cash flow	$316,159	$377,824	$308,911

Off-Balance Sheet Arrangements

We do not engage in any off-balance sheet financing activities, nor do we have any interest in entities referred to as variable interest entities.

Contractual Obligations

The following table summarizes our contractual obligations at December 31, 2019 and the effect such obligations are expected to have on our liquidity and cash flow in future periods.

	Payments Due by Period (in thousands)(1)
	Total	Less Than 1 Year	1-3 Years	4-5 Years	More Than 5 Years
Operating and finance lease obligations	$131,888	$24,120	$44,778	$27,280	$35,710
Credit facility (2)	200,000	—	200,000	—	—
Other purchase obligations	61,081	50,428	10,653	—	—
Total	$392,969	$74,548	$255,431	$27,280	$35,710

(1)	Excluded from the table above is $10.3 million related to uncertain tax positions as we are uncertain as to when a cash settlement for these liabilities will occur.
(2)

The credit facility matures in February 2022, when all amounts outstanding will become due and payable. Additionally, pursuant to the terms of the credit agreement, in the event of a change in control such as the Merger, any amounts outstanding, including any interest accrued thereon, shall become immediately due and payable in full. Excluded from the table above are the quarterly commitment fees on the undrawn portion that range from 0.15% to 0.30% per annum and interest payable on any outstanding borrowings based upon our total leverage ratio.

The commitments in the table above consist of lease payments for our corporate headquarters located in Boston, Massachusetts, our other United States locations, and our international locations (see Note 10 to the Consolidated Financial Statements).

Our purchase orders represent authorizations to purchase rather than binding agreements and therefore are not included in the table above. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without significant penalty are not included in the table above.

As of December 31, 2019, we had letters of credit and bank guarantees of $9.1 million (of which $1.9 million is collateralized and is classified as restricted cash), primarily related to our corporate headquarters in Boston, Massachusetts.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Foreign Currency Exchange Risk.     Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as our non-U.S. sales are recorded by our subsidiaries located in Ireland, the United Kingdom, Australia, Canada, Brazil and Mexico and as we incur significant operating expenses in our foreign subsidiaries including our research and development facilities in Hungary, Germany, and Canada and our sales and marketing operations in Ireland, Germany, the United Kingdom, Australia and Brazil. For the years ended December 31, 2017, 2018 and 2019, approximately 24%, 22% and 21%, respectively, of our revenues were generated by customers outside of the United States and approximately 21%, 22% and 24%, respectively, of our operating expenses occurred in our international operations.

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

As of December 31, 2018 and 2019, we had outstanding forward contracts with notional amounts equivalent to the following:

	December 31,
	2018	2019
Currency Hedged	(In thousands)
Euro / Canadian Dollar	$537	$—
Euro / U.S. Dollar	5,203	3,503
Euro / British Pound	3,809	—
British Pound / U.S. Dollar	563	858
Euro / Hungarian Forint	—	3,139
U.S. Dollar / Canadian Dollar	4,504	1,810
Total	$14,616	$9,310

Net realized and unrealized foreign currency gains and losses were net losses of $0.1 million, $0.6 million and $0.6 million for the years ended December 31, 2017, 2018 and 2019, respectively, which are included in other income (expense), net in the consolidated statements of operations. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in foreign currency gains and losses was a net loss of $0.3 million for both the years ended December 31, 2017 and 2019, and a net gain of $0.5 million for the year ended December 31, 2018.

At December 31, 2019, cash and cash equivalents totaled $128.0 million, of which $62.2 million was held in the United States and $65.8 million was held by our international subsidiaries. Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. Our consolidated cash balances were impacted favorably by $8.1 million in 2017, and unfavorably by $6.8 million and $1.4 million in 2018 and 2019, respectively, due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro.

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

Interest expense on borrowings under our credit facility is sensitive to changes in interest rates. As of December 31, 2019, we had $200.0 million outstanding under our variable-rate credit facility. Interest rates on this loan will be adjusted at each rollover date to the extent such amounts are not repaid. As of December 31, 2019, the annual rate on the loan was 3.313%. If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $2.0 million. This hypothetical change in cash flows and earnings has been calculated based on borrowings outstanding at December 31, 2019 and a 100 basis point per annum change in interest rate applied over a one-year period.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

LogMeIn, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of LogMeIn, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of LogMeIn, Inc. and subsidiaries (the "Company") as of December 31, 2018 and 2019, the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 14, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company adopted Accounting Standards Update 2014-09, Revenue from Contracts with Customers, Topic 606, using the modified retrospective adoption method on January 1, 2018.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue – Refer to Note 2 to the financial statements

Critical Audit Matter Description

The Company's revenue consists of transaction-based subscription fees recognized ratably over monthly or annual subscription periods, usage fees from its audio services and, to a lesser extent, the sale or lease of telecommunications equipment, and is composed of a significant volume of low-dollar transactions, captured on multiple systems, databases, and other tools. The processing and recognition of revenue are highly automated, and are based on contractual terms with customers. Because of the nature of the Company’s transaction-based fees, the Company uses several automated systems to process and record its revenue transactions.

Given the Company’s systems to process and record revenue are highly automated, auditing revenue was complex and challenging due to the extent of audit effort required involving professionals with expertise in information technology (IT) and data specialists necessary for us to identify, test, and evaluate the Company’s systems, software applications, and automated controls.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s systems to process revenue transactions included the following, among others:

•	With the assistance of our IT specialists, we:
•

Identified the significant systems used to process revenue transactions and tested the general IT controls over each of the systems, including testing of user access controls, change management controls, and IT operations controls.

•	Performed testing of system interface controls and automated controls within the relevant revenue systems, as well as the controls designed for ensuring the accuracy and completeness of revenue.
•

We tested relevant internal controls within the relevant revenue business processes, including those in place to reconcile the various systems to the Company’s general ledger and predictive and look-back analyses designed for verifying that revenue is calculated accurately.

•	With the assistance of our data specialists, we recalculated the revenues recognized for each significant class of revenue transactions.
•	For a sample of revenue transactions, we performed detail transaction testing by agreeing the amounts recognized to source documents and testing the mathematical accuracy of the recorded revenue.
•	We compared the recorded activity to third party payment processors, as applicable.

/s/    Deloitte & Touche LLP

Boston, Massachusetts

February 14, 2020

We have served as the Company’s auditor since 2004.

LogMeIn, Inc.

Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2018	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$148,652	$128,005
Accounts receivable (net of allowances of $2,785 and $3,744 as of December 31, 2018 and 2019, respectively)	95,354	107,595
Prepaid expenses and other current assets	83,887	89,351
Total current assets	327,893	324,951
Property and equipment, net	98,238	99,157
Operating lease assets	—	99,026
Restricted cash	1,840	1,883
Intangibles, net	1,059,988	840,427
Goodwill	2,400,390	2,414,287
Other assets	41,545	68,272
Deferred tax assets	6,059	7,994
Total assets	$3,935,953	$3,855,997
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$35,447	$52,104
Current operating lease liabilities	—	18,470
Accrued liabilities	119,379	161,996
Deferred revenue, current portion	369,780	390,087
Total current liabilities	524,606	622,657
Long-term debt	200,000	200,000
Deferred revenue, net of current portion	9,518	18,076
Deferred tax liabilities	201,212	170,482
Non-current operating lease liabilities	—	88,674
Other long-term liabilities	25,929	15,400
Total liabilities	961,265	1,115,289
Commitments and contingencies (Note 14)
Preferred stock, $0.01 par value — 5,000 shares authorized, 0 shares outstanding
Equity:
Common stock, $0.01 par value—145,000 shares authorized; 56,703 and 57,294 shares issued; and 50,692 and 48,573 outstanding as of December 31, 2018 and 2019, respectively	567	573
Additional paid-in capital	3,316,603	3,369,893
Retained earnings (accumulated deficit)	84,043	4,931
Accumulated other comprehensive income (loss)	2,133	684
Treasury stock, at cost—6,011 and 8,721 shares as of December 31, 2018 and 2019, respectively	(428,658)	(635,373)
Total equity	2,974,688	2,740,708
Total liabilities and equity	$3,935,953	$3,855,997

See Notes to Consolidated Financial Statements.

LogMeIn, Inc.

Consolidated Statements of Operations

(In thousands, except per share data)

	Years Ended December 31,
	2017	2018	2019
Revenue	$989,786	$1,203,992	$1,260,385
Cost of revenue	203,203	281,481	323,665
Gross profit	786,583	922,511	936,720
Operating expenses:
Research and development	156,731	169,409	160,499
Sales and marketing	346,961	382,997	461,078
General and administrative	160,366	145,453	144,780
Restructuring charge	—	—	14,468
Gain on disposition of assets	—	(33,910)	—
Amortization of acquired intangibles	134,342	172,539	157,569
Total operating expenses	798,400	836,488	938,394
Income (loss) from operations	(11,817)	86,023	(1,674)
Interest income	1,389	1,671	1,651
Interest expense	(1,408)	(6,342)	(8,247)
Other income (expense), net	(141)	(556)	(588)
Income (loss) before income taxes	(11,977)	80,796	(8,858)
(Provision for) benefit from income taxes	111,500	(6,425)	(5,697)
Net income (loss)	$99,523	$74,371	$(14,555)
Net income (loss) per share:
Basic	$1.97	$1.44	$(0.29)
Diluted	$1.93	$1.42	$(0.29)
Weighted average shares outstanding:
Basic	50,433	51,814	49,586
Diluted	51,463	52,496	49,586
Cash dividends declared and paid per share	$1.25	$1.20	$1.30

See Notes to Consolidated Financial Statements.

LogMeIn, Inc.

Consolidated Statements of Comprehensive Income

(In thousands)

	Years Ended December 31,
	2017	2018	2019
Net income (loss)	$99,523	$74,371	$(14,555)
Other comprehensive gain (loss):
Net unrealized gains on marketable securities, (net of tax provision of $9)	16	—	—
Net translation gains (losses)	22,172	(13,437)	(1,449)
Total other comprehensive gain (loss)	22,188	(13,437)	(1,449)
Comprehensive income (loss)	$121,711	$60,934	$(16,004)

See Notes to Consolidated Financial Statements.

LogMeIn, Inc.

Consolidated Statements of Equity

(In thousands)

	Common Stock			Retained	Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Earnings (Accumulated Deficit)	Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2017	25,552	$284	$314,700	$(1,754)	$(6,618)	$(110,496)	$196,116
Issuance of common stock upon exercise of stock options	181	2	6,509	—	—	—	6,511
Net issuance of common stock upon vesting of restricted stock units	589	5	(35,250)	—	—	—	(35,245)
Shares issued as GoTo Merger purchase consideration	26,868	269	2,904,218	—	—	—	2,904,487
Restricted stock units issued as GoTo Merger purchase consideration	—	—	16,692	—	—	—	16,692
Stock-based compensation	—	—	67,292	—	—	—	67,292
Treasury stock	(626)	—	—	—	—	(69,229)	(69,229)
Dividends on common stock	—	—	—	(52,269)	—	—	(52,269)
Adoption of ASU 2016-16	—	—	—	82	—	—	82
Adoption of ASU 2016-09	—	—	2,730	4,863	—	—	7,593
Net income	—	—	—	99,523	—	—	99,523
Unrealized gain on available-for-sale securities	—	—	—	—	16	—	16
Cumulative translation adjustments	—	—	—	—	22,172	—	22,172
Balance at December 31, 2017	52,564	560	3,276,891	50,445	15,570	(179,725)	3,163,741
Issuance of common stock upon exercise of stock options	126	1	3,830	—	—	—	3,831
Net issuance of common stock upon vesting of restricted stock units	534	6	(29,852)	—	—	—	(29,846)
Stock-based compensation	—	—	65,734	—	—	—	65,734
Treasury stock	(2,532)	—	—	—	—	(248,933)	(248,933)
Dividends on common stock	—	—	—	(62,202)	—	—	(62,202)
Adoption of ASC 606	—	—	—	21,429	—	—	21,429
Net income	—	—	—	74,371	—	—	74,371
Cumulative translation adjustments	—	—	—	—	(13,437)	—	(13,437)
Balance at December 31, 2018	50,692	567	3,316,603	84,043	2,133	(428,658)	2,974,688
Issuance of common stock upon exercise of stock options	7	—	217	—	—	—	217
Net issuance of common stock upon vesting of restricted stock units	506	5	(20,119)	—	—	—	(20,114)
Issuance of common stock for employee stock purchase plan	78	1	4,986	—	—	—	4,987
Stock-based compensation	—	—	68,206	—	—	—	68,206
Treasury stock	(2,710)	—	—	—	—	(206,715)	(206,715)
Dividends on common stock	—	—	—	(64,557)	—	—	(64,557)
Net loss	—	—	—	(14,555)	—	—	(14,555)
Cumulative translation adjustments	—	—	—	—	(1,449)	—	(1,449)
Balance at December 31, 2019	48,573	$573	$3,369,893	$4,931	$684	$(635,373)	$2,740,708

See Notes to Consolidated Financial Statements.

LogMeIn, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Years Ended December 31,
	2017	2018	2019
Cash flows from operating activities
Net income (loss)	$99,523	$74,371	$(14,555)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	67,292	65,734	68,206
Depreciation and amortization	221,321	301,071	304,596
Gain on disposition of assets, excluding transaction costs	—	(36,281)	—
Change in fair value of contingent consideration liability	—	—	849
Restructuring-related property and equipment charges	—	—	3,164
Benefit from deferred income taxes	(156,831)	(57,456)	(35,698)
Other, net	2,266	1,771	1,776
Changes in assets and liabilities, excluding effect of acquisitions and dispositions:
Accounts receivable	(16,618)	7,751	(13,521)
Prepaid expenses and other current assets	(22,819)	(13,671)	(12,998)
Other assets	1,569	(16,596)	(27,147)
Accounts payable	(5,004)	11,104	17,464
Accrued liabilities	15,354	26,811	37,884
Deferred revenue	93,036	35,416	29,047
Other long-term liabilities	17,108	4,014	1,782
Net cash provided by operating activities	316,197	404,039	360,849
Cash flows from investing activities
Proceeds from sale or disposal or maturity of marketable securities	55,598	—	—
Purchases of property and equipment	(36,635)	(30,965)	(35,438)
Intangible asset additions	(29,706)	(34,219)	(39,789)
Cash paid for acquisitions, net of cash acquired	(22,348)	(342,072)	(22,463)
Restricted cash acquired through acquisitions	1,181	—	—
Proceeds from disposition of assets	—	42,394	7,500
Net cash provided by (used in) investing activities	(31,910)	(364,862)	(90,190)
Cash flows from financing activities
Borrowings under credit facility	—	200,000	—
Repayments under credit facility	(30,000)	—	—
Proceeds from issuance of common stock upon option exercises and employee stock purchase plan	6,511	3,831	5,204
Payments of withholding taxes in connection with restricted stock unit vesting	(34,474)	(30,617)	(20,114)
Payment of debt issuance costs	(2,032)	—	—
Payment of contingent consideration	—	—	(1,857)
Dividends paid on common stock	(52,269)	(62,202)	(64,557)
Purchase of treasury stock	(69,229)	(247,144)	(208,504)
Net cash provided by (used in) financing activities	(181,493)	(136,132)	(289,828)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	8,080	(6,762)	(1,435)
Net increase (decrease) in cash, cash equivalents and restricted cash	110,874	(103,717)	(20,604)
Cash, cash equivalents and restricted cash, beginning of year	143,335	254,209	150,492
Cash, cash equivalents and restricted cash, end of year	$254,209	$150,492	$129,888
Supplemental disclosure of cash flow information
Cash paid for interest on borrowings	$201	$4,734	$6,318
Cash paid (refunds received) for income taxes	$55,730	$48,244	$18,585
Noncash investing and financing activities
Purchase consideration of the GoTo Business paid in equity	$2,921,179	$—	$—
Purchases of property and equipment included in accounts payable and accrued liabilities	$3,522	$9,109	$7,949
Purchases of treasury stock included in accrued liabilities	$—	$1,789	$—
Withholding taxes in connection with restricted stock unit vesting in accrued liabilities	$771	$—	$—
Fair value of contingent consideration in connection with acquisition, included in accrued liabilities	$—	$—	$2,000

See Notes to Consolidated Financial Statements.

LogMeIn, Inc.

Notes to Consolidated Financial Statements

1.	Nature of the Business

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

On January 31, 2017, the Company completed its merger with a wholly-owned subsidiary of Citrix Systems, Inc., or Citrix, pursuant to which the Company combined with Citrix’s GoTo family of service offerings known as the GoTo Business, in a Reverse Morris Trust transaction which is referred to herein as the GoTo Merger. On April 3, 2018, the Company completed its acquisition of Jive Communications, Inc., or Jive, a provider of cloud-based phone systems and unified communications services. For additional information regarding the Jive acquisition and the GoTo Merger, see Note 4 to the Consolidated Financial Statements.

In December 2019, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with Logan Parent, LLC, or Parent, and Logan Merger Sub, Inc., a wholly owned subsidiary of Parent, or Merger Sub. Pursuant to the terms of the Merger Agreement, Merger Sub would merge with and into LogMeIn, which the Company refers to herein as the Merger. Parent and Merger Sub are controlled by Francisco Partners, a technology-focused global private equity firm, and Evergreen Coast Capital Corp., the technology-focused global private equity affiliate of Elliott Management Corporation, an investment management firm. Assuming the satisfaction of the conditions set forth in the Merger Agreement, the Merger is currently expected to close in mid-2020. The Company recorded $10.9 million in general and administrative expense for Merger-related costs in 2019, primarily for financial advisor fees.

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

Recently Adopted Accounting Pronouncements —

In August 2018, the Financial Accounting Standards Board, or FASB, issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software: Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, referred to herein as ASU 2018-15. The amendments in ASU 2018-15 align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The accounting for the service element of a hosting arrangement that is a service contract is not affected by these amendments. The provisions may be adopted prospectively or retrospectively. ASU 2018-15 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted. The Company early adopted ASU 2018-15 on a prospective basis effective July 1, 2019. The adoption of this guidance did not have a significant effect on the Company’s condensed consolidated financial statements.

On January 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), or ASU 2016-02, which requires lessees to recognize most leases on their balance sheet as a right-of-use asset and a lease liability. In general, lease arrangements exceeding a twelve-month term must be recognized as assets and liabilities on the balance sheet. Under ASU 2016-02, a right-of-use asset and lease obligation is recorded for all leases, whether operating or financing, while the income statement reflects lease expense for operating leases and amortization/interest expense for financing leases. The FASB also issued ASU 2018-10, Codification Improvements to Topic 842 Leases, and ASU 2018-11, Targeted Improvements to Topic 842 Leases, which allows the new lease standard to be applied as of the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings rather than retroactive restatement of all periods presented.

The Company adopted ASU 2016-02 and related amendments (collectively referred to herein as Topic 842) on January 1, 2019 using the modified retrospective approach applied at the beginning of the period of adoption and recorded operating lease assets of $117.3 million and operating lease liabilities of $123.4 million. The operating lease assets are lower than the operating lease liabilities primarily because previously recorded net deferred rent balances were reclassified into the operating lease assets. There was no impact to retained earnings upon adoption of Topic 842.

The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which, among other things, allowed the Company to carry forward its historical lease classification. In addition, the Company has elected to exempt short-term leases that qualify from recognizing operating lease assets or lease liabilities and has elected to not separate lease and non-lease components for all leases of which it is the lessee. The Company’s non-lease components are primarily related to maintenance costs, which are typically variable in nature and are expensed in the period incurred.

The Company accounts for a contract as a lease when the Company has the right to control the asset for a period of time while obtaining substantially all of the assets’ economic benefits. The Company’s leases are primarily for office space. The Company determines the initial classification and measurement of its operating lease assets and operating lease liabilities at the lease commencement date and thereafter if modified. The lease term includes any renewal options that the Company is reasonably certain to exercise. The present value of lease payments is determined by using the interest rate implicit in the lease, if that rate is readily determinable; otherwise, the Company uses its estimated incremental borrowing rate for that lease term.

Rent expense for operating leases is recognized on a straight-line basis over the lease term based on the total lease payments and is included in operating expense in the condensed consolidated statements of operations. For finance leases, any interest expense is recognized using the effective interest method and is included within interest expense. Amounts related to finance leases were immaterial as of December 31, 2019.

For all leases, payments that are based on a fixed index or rate are included in the measurement of right-of-use assets and lease liabilities using the index or rate at the lease commencement date. The portion of future payments that vary based on the outcome of future indexes or rates are expensed in the period incurred.

Revenue Recognition — The Company derives its revenue primarily from subscription fees for its premium services, usage fees from its audio services and, to a lesser extent, the sale or lease of telecommunications equipment. Revenue is reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction including mandatory government charges that are passed through to the Company’s customers. Revenue is recognized when control of these services or products are transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the contract’s performance obligations.

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

The Company’s revenue by geography (based on customer address) is as follows:

	Years Ended December 31,
	2017	2018	2019
	(In thousands)
Revenues:
United States	$755,220	$933,135	$993,525
International — all other	234,566	270,857	266,860
Total revenue	$989,786	$1,203,992	$1,260,385

The Company’s revenue by product grouping is as follows:

	Years Ended December 31,
	2017	2018	2019
	(In thousands)
Revenues:
Unified communications and collaboration	$527,412	$672,339	$686,499
Identity and access management	289,181	353,887	400,633
Customer engagement and support	173,193	177,766	173,253
Total revenue	$989,786	$1,203,992	$1,260,385

Performance Obligations —

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

Accounts Receivable, Net — Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $5.4 million and $7.7 million are included in this balance at December 31, 2018 and 2019, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time. As of December 31, 2018 and 2019, lease receivables totaled $4.9 million (of which, $2.8 million was long-term and in other assets) and $10.0 million (of which, $5.1 million was long-term and in other assets), respectively.

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

Activity in the provision for bad debt accounts was as follows:

	December 31,
	2017	2018	2019
	(In thousands)
Balance beginning of period	$245	$631	$568
Provision for bad debt	614	1,206	1,219
Uncollectible accounts written off	(228)	(1,269)	(1,336)
Balance end of period	$631	$568	$451

As of December 31, 2017, 2018 and 2019, the Company also had a sales returns allowance of $1.4 million, $2.2 million and $3.3 million, respectively. Additions to the provision for sales returns are charged against revenues. For the years ended December 31, 2017, 2018 and 2019, the provision for sales returns was $4.1 million, $3.9 million and $2.8 million and write-offs were $2.7 million, $3.1 million and $1.7 million, respectively.

Contract Assets and Contract Liabilities — Contract assets and contract liabilities (deferred revenue) are reported net at the contract level for each reporting period.

Contract Assets — Contract assets primarily relate to unbilled amounts typically resulting from sales contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. The contract assets are transferred to accounts receivable when the rights become unconditional. The Company had contract assets of $2.3 million as of December 31, 2018 ($1.3 million included in prepaid and other current assets and $1.0 million included in other assets) and $7.9 million as of December 31, 2019 ($4.4 million included in prepaid and other current assets and $3.5 million included in other assets).

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

For the year ended December 31, 2018, revenue recognized related to deferred revenue at January 1, 2018 was approximately $341 million. For the year ended December 31, 2019, revenue recognized related to deferred revenue at January 1, 2019 was approximately $368 million. As of December 31, 2019, approximately $663 million of revenue is expected to be recognized from remaining performance obligations, including backlog, primarily over the next two years.

Changes in contract balances for the year ended December 31, 2019 are as follows:

	Deferred Revenue
	Current	Non- Current	Total
	(In thousands)
Balance as of January 1, 2019	$369,780	$9,518	$379,298
Increase (decrease), net	20,307	8,558	28,865
Balance as of December 31, 2019	$390,087	$18,076	$408,163

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

As of December 31, 2018 and 2019, no customers accounted for more than 10% of accounts receivable and there were no customers that represented 10% or more of revenue for the years ended December 31, 2017, 2018 and 2019.

Costs to Obtain and Fulfill a Contract — The Company’s incremental costs of obtaining a contract consist of sales commissions and the related fringe benefits. Sales commissions and fringe benefits paid on renewals are not commensurate with sales commissions paid on the initial contract. Sales commissions and fringe benefits are deferred and amortized on a straight-line basis over the period of benefit, which the Company has estimated to be three to four years, for initial contracts and amortized over the renewal period for renewal contracts, typically one year. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and the Company’s ability to retain customers. Deferred commissions are classified as current or noncurrent assets based on the timing the expense will be recognized. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and other assets, respectively, in the Company’s consolidated balance sheets. As of December 31, 2018 and 2019, the Company had $33.7 million of current deferred commissions and $31.2 million of noncurrent deferred commissions, and $49.7 million of current deferred commissions and $53.1 million of noncurrent deferred commissions, respectively. Commissions expense is primarily included in sales and marketing expense on the consolidated statements of operations. The Company had amortization expense of $20.6 million and $41.8 million related to deferred commissions during the years ended December 31, 2018 and 2019, respectively. Other costs incurred to fulfill contracts have been immaterial to date.

Restricted Cash — As of December 31, 2018 and 2019, restricted cash totaled $1.8 million and $1.9 million, respectively, and related to security deposits for certain leased facilities.

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

Buildings	30 years
Site and building improvements	5 — 10 years
Computer equipment	3 years
Software	2 — 5 years
Office equipment	3 years
Furniture and fixtures	5 years
Leasehold improvements	Shorter of lease term or estimated useful life

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

The Company’s long-lived assets by geography are as follows:

	December 31,
	2018	2019
	(In thousands)
Long-lived assets:
United States	$75,161	$72,040
International	23,077	27,117
Total long-lived assets	$98,238	$99,157

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill, but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of November 30, 2019, the Company’s measurement date, the fair value of the Company as a whole exceeded the carrying amount of the Company. Through December 31, 2019, no events have been identified indicating an impairment.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through December 31, 2019, the Company recorded no material impairments.

Legal Costs — Legal expenditures are expensed as incurred.

Advertising Costs — The Company expenses advertising costs as incurred. Advertising expense for the years ended December 31, 2017, 2018 and 2019 was approximately $100.2 million, $112.8 million and $128.8 million, respectively, which consisted primarily of online paid searches, banner advertising and other online marketing and is included in sales and marketing expense in the accompanying consolidated statements of operations.

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

As of December 31, 2018 and 2019, the Company had outstanding forward contracts with notional amounts equivalent to the following:

	December 31,
	2018	2019
Currency Hedged	(In thousands)
Euro / Canadian Dollar	$537	$—
Euro / U.S. Dollar	5,203	3,503
Euro / British Pound	3,809	—
British Pound / U.S. Dollar	563	858
Euro / Hungarian Forint	—	3,139
U.S. Dollar / Canadian Dollar	4,504	1,810
Total	$14,616	$9,310

Net realized and unrealized foreign currency gains and losses were net losses of $0.1 million, $0.6 million and $0.6 million for the years ended December 31, 2017, 2018 and 2019, respectively, which are included in other income (expense), net in the consolidated statements of operations. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in foreign currency gains and losses was a net loss of $0.3 million for both the years ended December 31, 2017 and 2019, and a net gain of $0.5 million for the year ended December 31, 2018.

Stock-Based Compensation — The Company measures all stock-based compensation awards, primarily restricted stock units, at fair value on the date of grant and recognizes the expense over the requisite service period, which is generally the vesting period, on a straight-line basis.

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

Net Income (Loss) Per Share — Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed by dividing net income by the sum of the weighted average number of common shares outstanding during the period and, if dilutive, the weighted average number of potential common shares outstanding from the assumed exercise of stock options, the vesting of restricted stock units and the issuance of shares for the 2019 Employee Stock Purchase Plan, or ESPP.

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net income per share because they had an anti-dilutive impact:

	Years Ended December 31,
	2017	2018	2019
	(In thousands)
Options to purchase common shares	—	—	39
Restricted stock units	65	150	1,787
Total options and restricted stock units	65	150	1,826

Basic and diluted net income (loss) per share was calculated as follows:

	Years Ended December 31,
	2017	2018	2019
	(In thousands, except per share data)
Basic:
Net income (loss)	$99,523	$74,371	$(14,555)
Weighted average common shares outstanding, basic	50,433	51,814	49,586
Net income (loss) per share, basic	$1.97	$1.44	$(0.29)
Diluted:
Net income (loss)	$99,523	$74,371	$(14,555)
Weighted average common shares outstanding	50,433	51,814	49,586
Add: Common stock equivalents	1,030	682	—
Weighted average common shares outstanding, diluted	51,463	52,496	49,586
Net income (loss) per share, diluted	$1.93	$1.42	$(0.29)

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

In the ordinary course of business, the Company enters into agreements with certain customers that contractually obligate the Company to provide indemnifications of varying scope and terms with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements, from the services provided by the Company or claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is, in many cases, unlimited. Through December 31, 2019, the Company has not experienced any losses related to these indemnification obligations.

Recently Issued Accounting Pronouncements —

In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), referred to herein as ASU 2016-13, which significantly changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. ASU 2016-13 is effective for annual periods, including interim periods within those annual periods, beginning after December 15, 2019. The Company has assessed the impact of the adoption of ASU 2016-13, and the adoption is not expected to have a material impact on its Consolidated Financial Statements.
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

The principal market in which the Company executes foreign currency contracts is the institutional market in an over-the-counter environment with a relatively high level of price transparency. The market participants are usually large financial institutions. The Company’s foreign currency contracts’ valuation inputs are based on quoted prices and quoted pricing intervals from public data sources and do not involve significant management judgment. These contracts are typically classified within Level 2 of the fair value hierarchy.

The Company’s Level 3 liability at December 31, 2019 consisted of contingent consideration related to a 2019 acquisition, as described further in Note 4 below. The remaining contingent consideration liability of $2.0 million is based on the achievement of certain development milestones and was paid in January 2020. The Company’s significant financial assets and liabilities are measured at fair value in the table below (in thousands), which excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements December 31, 2018
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents - money market funds	$7,207	$19,943	$—	$27,150
Forward contracts ($14.6 million notional amount)	$—	$5	$—	$5

	Fair Value Measurements December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents - money market funds	$1,183	$—	$—	$1,183
Forward contracts ($9.3 million notional amount)	$—	$20	$—	$20
Contingent consideration liability	$—	$—	$(2,000)	$(2,000)

4.	Acquisitions

The Company completed the following acquisitions in 2019, 2018 and 2017:

•

In 2019, the Company completed the acquisition of an Israeli-based company specializing in artificial intelligence on February 6, 2019 and the acquisition of a California-based provider of multi-factor and single-sign-on services on February 21, 2019.

•	In 2018, the Company completed the acquisition of Jive Communications, Inc., or Jive, on April 3, 2018.
•	In 2017, the Company completed its GoTo Merger with Citrix Systems, Inc.’s wholly-owned subsidiary on January 31, 2017 and the acquisition of Nanorep Technologies Ltd, or Nanorep, on July 31, 2017.

The results of operations of these acquired businesses have been included in the Company’s Consolidated Financial Statements beginning on their respective acquisition dates.

These acquisitions have been accounted for as business combinations. Assets acquired and liabilities assumed have been recorded at their estimated fair values as of the respective acquisition date. The fair values of intangible assets were based on valuations primarily using an income approach, with estimates and assumptions provided by management of the acquired companies and the Company. The excess of the purchase price over the tangible assets, identifiable intangible assets and assumed liabilities was recorded as goodwill.

In the years ended December 31, 2017, 2018 and 2019, acquisition-related costs were $59.8 million, $22.9 million and $12.9 million, respectively, included in general and administrative expenses in the consolidated statements of operations. Acquisition-related costs are associated with the acquisitions of businesses and intellectual property and include transaction, transition and integration-related charges (including legal, accounting and other professional fees, severance and retention bonuses) and subsequent adjustments to the Company’s initial estimated amount of contingent consideration associated with acquisitions. Acquisition-related costs for the year ended December 31, 2017 were primarily related to the GoTo Merger and included $29.4 million in transaction, transition, and integration-related expenses, $12.8 million in integration-related severance costs, and $16.6 million of retention-based bonuses, of which $10.0 million was related to the GoTo Merger. Acquisition-related costs for the year ended December 31, 2018 consisted of $8.2 million in transaction, transition and integration-related expenses, primarily for the acquisition of Jive, $3.5 million in integration-related severance costs, and $11.2 million of retention-based bonuses primarily related to the Jive and Nanorep acquisitions. Acquisition-related costs for the year ended December 31, 2019 consisted of $2.3 million of transaction, transition and integration-related expenses, primarily for the 2019 acquisitions and $10.6 million of retention-based bonuses primarily related to the Jive and the 2019 acquisitions.

2019 Acquisitions

On February 6, 2019, the Company acquired substantially all of the assets of an Israeli-based company specializing in artificial intelligence, or A.I., and speech-to-text recognition, pursuant to an asset purchase agreement. The Company completed the acquisition for $5.0 million in cash and potential acquisition-related contingent consideration totaling up to $4.0 million contingent upon the achievement of certain development milestones. This contingent consideration liability was recorded at an estimated fair value of $3.2 million at the acquisition date. The Company paid $2.0 million of the contingent consideration in 2019 and recorded $0.8 million of expense related to the change in fair value of the contingent consideration liability. The remaining $2.0 million was paid in January 2020. The Company accounted for the acquisition as a business combination. Assets acquired were primarily intellectual property. The Company’s purchase price allocation of the $8.2 million purchase consideration was $5.1 million of completed technology and $3.1 million of goodwill. The Company finalized the allocation of the purchase price in the second quarter of 2019. Additionally, the Company expects to pay up to $2.0 million in retention-based bonus payments to certain employees upon the achievement of specified retention milestones over the two-year period following the closing of the transaction.

On February 21, 2019, the Company acquired a California-based provider of multi-factor and single-sign-on, or SSO, services pursuant to a merger agreement dated February 13, 2019 for $17.5 million, net of cash acquired. The Company accounted for the acquisition as a business combination. The Company’s purchase price allocation of the $17.5 million purchase consideration was $11.8 million of completed technology, $8.7 million of goodwill and $0.1 million of other current assets partially offset by $0.3 million of current liabilities and $2.9 million of a long-term deferred tax liability, net, primarily related to the amortization of intangible assets which cannot be deducted for tax purposes. The Company finalized the allocation of the purchase price in the fourth quarter of 2019. Additionally, the Company expects to pay up to $4.4 million in retention-based bonus payments to certain employees upon the achievement of specified retention milestones over a three-year period following the closing of the transaction.

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

Additionally, the Company expects to pay up to $15 million in retention-based bonus payments to certain employees of Jive upon the achievement of specified retention milestones over the two-year period following the closing of the transaction, of which $5.7 million had been paid as of December 31, 2019. At the time of the closing, Jive had approximately 700 employees and fiscal year 2017 revenue was approximately $80 million. The operating results of Jive have been included in the Company’s results since the date of the acquisition. The Company continues to integrate Jive into its business and has begun selling new bundled product offerings. In 2019, stand-alone Jive revenue and operating income are not provided as the continued integration of the business and go-to-market strategy made these metrics incomparable to prior periods.

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

Unaudited Pro Forma Financial Information (in millions except per share amounts)

	Years Ended December 31,
	(unaudited)
	2017	2018
Pro forma revenue	$1,067.7	$1,227.9
Pro forma net income	$68.7	$65.0
Pro forma net income per share:
Basic	$1.36	$1.26
Diluted	$1.34	$1.24
Weighted average shares outstanding:
Basic	50.4	51.8
Diluted	51.5	52.5

2017 Acquisitions

Nanorep Technologies Ltd.

On July 31, 2017, the Company acquired all of the outstanding equity interests in Nanorep Technologies Ltd., or Nanorep, an Israeli provider of artificial intelligence, chatbot and virtual assistant services, for $43.2 million, net of cash acquired. Additionally, the Company expected to pay up to $5 million in cash to certain employees of Nanorep contingent upon their continued service over the two-year period following the closing of the acquisition and, in some cases, the achievement of specified performance conditions, all of which had been paid as of December 31, 2019. At the time of the acquisition, Nanorep had approximately 55 employees and annualized revenue of approximately $5 million. The operating results of Nanorep, which have been included in the Company’s results since the date of the acquisition are not material. Accordingly, pro forma financial information for the business combination has not been presented.

GoTo Business

On January 31, 2017, the Company completed its merger with a wholly-owned subsidiary of Citrix, pursuant to which the Company combined with Citrix’s GoTo family of service offerings known as the GoTo Business. In connection with the GoTo Merger, the Company issued 26.9 million shares of its common stock to Citrix stockholders and an additional 0.4 million of the Company’s restricted stock units in substitution for certain outstanding Citrix restricted stock units held by the GoTo Business employees. Based on the Company’s closing stock price of $108.10 on January 31, 2017 as reported by the NASDAQ Global Select Market, the total value of the shares of LogMeIn common stock issued to Citrix stockholders in connection with the GoTo Merger was $2.9 billion. In October 2017, pursuant to the terms of the merger agreement, the Company paid $3.3 million of additional purchase price for final adjustments related to defined targets for cash and cash equivalents and non-cash working capital.

As of the date of the GoTo Merger, the operations of the GoTo Business have been included in the Company’s operating results. Since the GoTo Merger, the operating costs of the GoTo Business have been integrated with the operating costs of the Company and therefore, the Company has not provided operating income for the GoTo Business. Further, in 2018, stand-alone GoTo Business revenue was not reported because the Company’s continued integration of its go-to-market strategy made this metric incomparable to prior periods. During the years ended December 31, 2017, 2018 and 2019, the Company recorded amortization of acquired intangibles of $172.6 million, $224.1 million and $210.9 million, respectively.

The completion of the GoTo Merger and the acquisition of the GoTo Business has resulted in a combined company with the scale, employees, products and customer base needed to lead large markets, support a more global customer base and compete against a variety of different solution providers of all sizes. Goodwill of $2.1 billion was recognized for the excess purchase consideration over the estimated fair value of the assets acquired, which included $1.2 billion of acquired intangible assets. Goodwill and intangible assets recorded as part of the acquisition are not deductible for tax purposes. The Company also recorded a deferred tax liability, net, which was primarily related to the amortization of intangible assets which cannot be deducted for tax purposes and which was partially offset by deferred tax assets primarily related to the pre-combination services of the Company’s restricted stock units issued in substitution for the outstanding Citrix restricted stock units pursuant to the GoTo Merger agreement.

The unaudited financial information in the table below summarizes the combined results of operations of the Company, including the GoTo Business, on a pro forma basis, as though the GoTo Merger had been consummated as of the beginning of 2016, including amortization charges from acquired intangible assets, the effect of acquisition accounting on the fair value of acquired deferred revenue, the inclusion of expense related to retention-based bonuses assuming full achievement of the retention requirements, the reclassification of all acquisition-related costs incurred by the Company and the GoTo Business as of the beginning of 2016 through the first quarter of 2017 (the quarter the GoTo Merger was completed), and the related tax effects. The pro forma financial information is presented for comparative purposes only and is not necessarily indicative of the results of operations that would have been achieved if the acquisition had taken place at the beginning of 2016.

Unaudited Pro Forma Financial Information (in millions except per share amounts)

Year Ended December 31, 2017
(unaudited)
Pro forma revenue	$1,060.7
Pro forma net income	$129.3
Pro forma net income per share:
Basic	$2.46
Diluted	$2.41
Pro forma weighted average shares outstanding:
Basic	52.7
Diluted	53.7

5.	Divestitures

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

The changes in the carrying amounts of goodwill for the years ended December 31, 2018 and 2019 are primarily due to the acquisition of Jive, the reduction of goodwill resulting from the divestiture of the Xively business in 2018, and the 2019 acquisitions. For additional information regarding the acquisitions, see Note 4 to the Consolidated Financial Statements. For additional information regarding the Xively divestiture, see Note 5 to the Consolidated Financial Statements.

Changes in goodwill for the years ended December 31, 2018 and 2019 are as follows (in thousands):

Balance, January 1, 2018	$2,208,725
Goodwill resulting from the divestiture of Xively	(14,000)
Goodwill related to the acquisition of Jive	207,634
Foreign currency translation adjustments	(1,969)
Balance, December 31, 2018	2,400,390
Goodwill resulting from 2019 acquisitions	11,790
Foreign currency translation adjustments	2,107
Balance, December 31, 2019	$2,414,287

Intangible assets consist of the following (in thousands):

	December 31, 2018			December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life Remaining (in years)
Identifiable intangible assets:
Customer relationships	$920,265	$294,362	$625,903	$918,234	$440,496	$477,738	5.6
Technology	481,776	132,895	348,881	497,892	216,318	281,574	6.1
Trade names and trademarks	70,985	20,685	50,300	70,778	30,780	39,998	6.1
Other	3,577	1,319	2,258	3,575	1,639	1,936	6.0
Internally developed software	66,361	33,715	32,646	104,410	65,229	39,181	1.5
	$1,542,964	$482,976	$1,059,988	$1,594,889	$754,462	$840,427

In 2018, the Company capitalized $0.9 million for trade names, $117.5 million for customer relationships and $35.2 million for technology as intangible assets in connection with the acquisition of Jive and acquired a domain name for $2.5 million. In 2019, the Company capitalized $16.9 million for technology as intangible assets in connection with its 2019 acquisitions. The Company also capitalized $31.4 million and $39.9 million during the years ended December 31, 2018 and 2019, respectively, of costs related to internally developed software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services.

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

	Years Ended December 31,
	2017	2018	2019
	(In thousands)
Cost of revenue:
Amortization of internally developed software	$8,540	$22,723	$33,340
Amortization of acquired intangibles(1)	48,676	72,705	83,694
Sub-Total amortization of intangibles in cost of revenue	57,216	95,428	117,034
Amortization of acquired intangibles(1)	134,342	172,539	157,569
Total amortization of intangibles	$191,558	$267,967	$274,603
(1)	Total amortization of acquired intangibles was $183.0 million, $245.2 million and $241.3 million for the years ended December 31, 2017, 2018 and 2019, respectively.

Future estimated amortization expense for intangible assets at December 31, 2019 is as follows:

Amount
Amortization Expense (Years Ending December 31)	(In thousands)
2020	$239,026
2021	190,939
2022	145,539
2023	115,467
2024	90,226
Thereafter	59,230
Total	$840,427

7.	Property and Equipment

Property and equipment consisted of the following:

	December 31,
	2018	2019
	(In thousands)
Land, buildings and site improvements	$34,394	$34,425
Computer equipment and software	83,261	101,134
Office equipment	10,189	12,853
Furniture & fixtures	19,214	21,023
Construction in progress	6,080	2,231
Leasehold improvements	30,785	35,650
Total property and equipment	183,923	207,316
Less accumulated depreciation	(85,685)	(108,159)
Property and equipment, net	$98,238	$99,157

Depreciation expense for property and equipment was $29.8 million, $33.1 million and $30.0 million for the years ended December 31, 2017, 2018 and 2019, respectively.

8.	Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31,
	2018	2019
	(In thousands)
Marketing programs	$13,857	$11,748
Compensation and benefits-related	42,024	44,631
Merger and acquisition-related(1)	6,407	23,065
Other accrued liabilities	57,091	82,552
Total accrued liabilities	$119,379	$161,996

(1)	Merger and acquisition-related costs include transaction, transition and integration-related fees and expenses and acquisition retention-based bonus costs.

9.	2019 Restructuring Charges

On February 11, 2019, the Company’s Board of Directors approved a global restructuring plan, including a reduction in force and the consolidation of certain leased facilities to streamline its organization and reallocate resources to better align with the Company’s current strategic goals.

For the year ended December 31, 2019, the Company recorded restructuring charges of $14.5 million, with $9.6 million attributable to termination benefits associated with approximately 110 employees and $4.9 million attributable to vacating certain leased facilities.

As of December 31, 2019, a restructuring charge accrual of $0.7 million is included in accrued liabilities in the consolidated balance sheet. The following table summarizes restructuring activity for the year ended December 31, 2019:

	Employee severance and related costs	Facility-related costs	Total
	(In thousands)
Balance, January 1, 2019	$—	$—	$—
Charges to operations, net	9,593	4,875	14,468
Cash disbursements	(9,158)	(364)	(9,522)
Property and equipment impairment	—	(3,164)	(3,164)
Operating lease asset impairment	—	(1,051)	(1,051)
Foreign exchange impact and other	(38)	—	(38)
Balance, December 31, 2019	$397	$296	$693

At the end of July 2019, the Company vacated its Mountain View, California office however, the existing lease space will not expire until July 2023. The Company’s facility-related restructuring charge includes $3.2 million for the impairment of property and equipment and $1.1 million for the impairment of the operating lease asset. The operating lease impairment adjusted the operating lease asset to $3.5 million as of December 31, 2019 to reflect future committed sublease proceeds. The operating lease liability related to this facility is $5.2 million as of December 31, 2019.

In addition to the cash disbursements of $9.5 million in the above table, the Company made $0.6 million of lease payments after exiting this facility.

10.	Leases

As of December 31, 2019 the Company had operating lease agreements for offices in the United States, Hungary, Germany, Australia, the United Kingdom, Ireland, Israel, India, Canada, Brazil, Guatemala, and Mexico.

On January 1, 2019, the Company adopted Topic 842 using the modified retrospective approach. The Company recorded operating lease assets (right-of-use assets) of $117.3 million and operating lease liabilities of $123.4 million. There was no impact to retained earnings upon adoption of Topic 842. The underlying assets of the Company’s leases are primarily office space. The Company determines if an arrangement qualifies as a lease at the inception of the lease.

As a practical expedient permitted under Topic 842, the Company has elected to account for the lease and non-lease components as a single lease component for all leases of which it is the lessee. Lease payments, which may include lease and non-lease components, are included in the measurement of the Company’s lease liabilities to the extent that such payments are either fixed amounts or variable amounts that depend on a rate or index as stipulated in the lease contract. The Company cannot readily determine the rates implicit in its leases, therefore the Company determines its incremental borrowing rate by using the rate of interest that it would have to pay to borrow on a collateralized basis over a similar term, and for an amount equal to the lease payments in a similar economic environment. On January 1, 2019, the discount rate used on existing operating leases at adoption, which had remaining lease terms between 2 and 12 years, ranged from 4.8 - 6.7%. For new or renewed leases starting in 2019, the discount rate is determined based on the Company’s incremental borrowing rate adjusted for the lease term, including any reasonably certain renewal periods.

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

As of December 31, 2019, operating lease assets were $99.0 million and operating lease liabilities were $107.1 million. Amounts related to finance leases were immaterial. The maturity of the Company’s operating lease liabilities as of December 31, 2019 are as follows:

As of December 31, 2019
(In thousands)
2020	$23,833
2021	23,305
2022	21,050
2023	15,885
2024	11,068
Thereafter	35,710
Total future lease payments	130,851
Less imputed interest	23,707
Total operating lease liabilities	$107,144
Included in the condensed consolidated balance sheet:
Current operating lease liabilities	$18,470
Non-current operating lease liabilities	88,674
Total operating lease liabilities	$107,144

Weighted-average remaining lease term — operating leases	6.6
Weighted-average discount rate — operating leases	6.0%

For the year ended December 31, 2019, total lease expense is comprised of the following:

Year Ended December 31, 2019
(In thousands)
Operating lease expense	$22,655
Variable lease expense	4,968
Short-term lease expense	769
Total lease expense	$28,392

Rent expense under all leases was $21.5 million and $22.5 million for the years ended December 31, 2017 and 2018, respectively. During the year ended December 31, 2019, operating cash outflows from operating lease payments were $21.2 million.

During the first quarter of 2019, the Company terminated one of its leases located in Dublin, Ireland and was relieved of its obligation, which resulted in a reduction of its right of use asset of $3.5 million and a reduction of the operating lease liability of $3.8 million.

During the third quarter of 2019, as part of the global restructuring plan, the Company vacated its leased facility in Mountain View, California and recorded a reduction of the right of use asset of $1.1 million. As of December 31, 2019, the operating lease asset was $3.5 million and reflects the committed sublease proceeds.

During the year ended December 31, 2019, the Company entered into lease agreements which resulted in an increase to the right of use asset and operating lease liability of $3.5 million. As of December 31, 2019, future lease payments for lease agreements for which the Company has not yet taken control of the space totaled $6.3 million and will be included in operating lease assets and liabilities when control transfers.

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, Leases, the total commitment for non-cancelable operating leases was $153.7 million as of December 31, 2018:

Lease Commitments
Years Ending December 31	(In thousands)
2019	$23,969
2020	24,079
2021	22,253
2022	20,165
2023	14,986
Thereafter	48,290
Total	$153,742

11.	Income Taxes

The domestic and foreign components of total income (loss) before provision for (benefit from) income taxes are as follows:

	Years Ended December 31,
	2017	2018	2019
	(In thousands)
Domestic	$(25,027)	$52,152	$(32,511)
Foreign	13,050	28,644	23,653
Total income (loss) before income taxes	$(11,977)	$80,796	$(8,858)

The provision for (benefit from) income taxes is as follows:

	Years Ended December 31,
	2017	2018	2019
	(In thousands)
Current:
Federal	$33,474	$42,962	$23,731
State	3,701	11,690	10,047
Foreign	6,568	9,159	7,656
Total	43,743	63,811	41,434
Deferred:
Federal	(150,038)	(36,286)	(22,746)
State	4,558	(9,042)	(10,452)
Foreign	(9,763)	(12,058)	(2,539)
Total	(155,243)	(57,386)	(35,737)
Total provision for (benefit from) income taxes	$(111,500)	$6,425	$5,697

A reconciliation of the Company’s effective tax rate to the statutory federal income tax rate is as follows:

	Years Ended December 31,
	2017	2018	2019
Statutory tax rate	(35.0)%	21.0%	(21.0)%
Change in valuation allowance	8.0	0.1	2.5
Impact of permanent differences	27.4	17.6	86.9
Non-deductible stock-based compensation	9.2	1.6	17.8
Non-deductible transaction related costs	19.5	0.6	27.4
Foreign tax rate differential	(71.3)	(11.7)	(2.8)
Research and development and other tax credits	(36.4)	(4.5)	(78.1)
State taxes, net of federal benefit	(21.1)	(0.3)	(20.7)
Impact of uncertain tax positions	29.3	0.2	23.3
Effect of U.S. Tax Act	(714.9)	(5.3)	—
Section 199 deduction	(20.0)	—	—
Tax deficit (excess benefit) on stock compensation	(133.6)	(9.1)	26.7
Other	7.9	(2.2)	2.3
Effective tax rate	(931.0)%	8.0%	64.3%

As a result of the U.S. Tax Act enacted in December 2017, the U.S. statutory tax rate was lowered from 35% to 21%, effective January 1, 2018. In the fourth quarter of 2017, the Company recorded a significant tax benefit for the remeasurement of its U.S. net deferred tax liabilities primarily associated with indefinite-lived intangible assets that will reverse at the new 21% rate.

The Company’s effective tax rates for the years ended December 31, 2017, 2018 and 2019 were impacted by the following:

•

All three years benefitted from profits earned in certain foreign jurisdictions, primarily the Company’s Irish subsidiaries, which are subject to significantly lower tax rates than the U.S. federal statutory rate.

•

During the years ended December 31, 2017 and 2018, $16.0 million and $7.3 million, respectively, of excess tax deductions on stock compensation was recorded as a tax benefit. During the year ended December 31, 2019, a net tax provision of $2.4 million was recorded for tax deficits on stock compensation in which no tax deduction will be available due to the stock price at vest being lower than the grant price.

•

During the year ended December 31, 2017, in conjunction with the U.S. Tax Act, the Company recorded a net tax benefit of $100.4 million in order to remeasure and reassess the net realizability of the Company’s U.S. deferred tax assets and liabilities.

•

During the year ended December 31, 2017, in conjunction with the U.S. Tax Act, the Company recorded a one-time mandatory transition tax estimate of $14.8 million on cumulative foreign subsidiary earnings.

•

During the year ended December 31, 2018, the Company revised its one-time transition tax liability to $12.2 million and recorded a tax benefit of $2.6 million. During the year ended December 31, 2019, the Internal Revenue Service, or IRS, applied the Company's federal tax overpayment to the outstanding transition tax liability. As of December 31, 2019, the Company's transition tax had been paid in full.

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

•

In December 2019, the Company entered into the Merger Agreement with Logan Parent, LLC and Logan Merger Sub, Inc. For the year ended December 31, 2019, the Company incurred $10.9 million of Merger-related costs which is expected to be capitalized and not deductible for tax purposes.

•

The Company has elected to record Global Intangible Low-Taxed Income tax, or GILTI tax, as a period cost in the period incurred. For the years ended December 31, 2018 and 2019, the Company recorded a net tax provision of $1.7 million and $4.0 million, respectively, related to GILTI tax which will be offset by utilizing foreign tax credits generated of $1.6 million and $1.8 million for the years ended December 31, 2018 and 2019, respectively.

The Company has deferred tax assets related to temporary differences and operating loss carryforwards as follows:

	December 31,
	2018	2019
	(In thousands)
Deferred tax assets:
Net operating loss carryforwards	$11,549	$7,588
Deferred revenue	829	1,559
Amortization	23,770	20,704
Stock-based compensation	8,540	7,950
Accrued bonus	1,820	3,069
Operating lease liability	—	20,216
Other	13,089	14,286
Total deferred tax assets	59,597	75,372
Deferred tax asset valuation allowance	(3,237)	(3,308)
Net deferred tax assets	56,360	72,064
Deferred tax liabilities:
Depreciation	(2,369)	(5,987)
Goodwill amortization	(4,296)	(6,229)
Intangible assets not deductible	(225,413)	(174,493)
Deferred commissions	(13,285)	(23,216)
Operating lease asset	—	(18,236)
Other	(6,150)	(6,391)
Total deferred tax liabilities	(251,513)	(234,552)
Total	$(195,153)	$(162,488)

Deferred tax assets, related valuation allowances, current tax liabilities, and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, the Company estimates deferred tax assets, current tax liabilities, and deferred tax liabilities, and the Company assesses temporary differences resulting from differing treatment of items for tax and accounting purposes. As of December 31, 2019, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary. This entity has historical tax losses and the Company concluded it was not more likely than not that these deferred tax assets are realizable. For the years ended December 31, 2016, 2017, 2018, and 2019, the valuation allowance was $1.7 million, $3.1 million, $3.2 million, and $3.3 million, respectively. The valuation allowance increased by $1.4 million in 2017 primarily related to the recording of a valuation allowance for certain California and Massachusetts state net operating losses. During 2018 and 2019, the valuation allowance increased by $0.1 million in both years primarily due to net operating loss carryforwards in jurisdictions with a valuation allowance.

For U.S. tax return purposes, net operating losses and tax credits are normally available to be carried forward to future years, subject to limitations as discussed below. As of December 31, 2019, the Company had federal net operating loss carryforwards of $18.0 million, of which $16.1 million are not subject to expiration due to the change in carryforward periods as a result of the U.S. Tax Act and $1.9 million which expire on various dates from 2034 through 2036. The Company also had state net operating loss carryforwards of $76.5 million, of which $30.1 million are not subject to expiration due to a change in carryforward periods as a result of states adopting the U.S. Tax Act and $46.4 million which expire on various dates from 2021 through 2039.

The Company has performed an analysis of its ownership changes as defined by Section 382 of the Internal Revenue Code, or Section 382, and has determined the portion of net operating loss carryforwards acquired from its 2016 through 2019 acquisitions that are subject to limitation, if any. The Company also analyzed the historical LogMeIn net operating loss carryforwards due to the GoTo Merger in 2017. As of December 31, 2019, all net operating loss carryforwards (except for Massachusetts and California) generated by the Company, including those subject to limitation, are available for utilization. Subsequent ownership changes as defined by Section 382 could potentially limit the amount of net operating loss carryforwards that can be utilized annually to offset future taxable income.

As of December 31, 2019, the Company had foreign net operating loss carryforwards of $17.9 million, of which $15.0 million are related to the Company’s Hungarian subsidiary, which are not subject to expiration, and the Company has recognized a full valuation allowance against these carryforwards. The remaining $2.9 million of foreign net operating loss carryforwards are related to the Company’s Israeli subsidiary. The Company expects to fully realize these net operating loss carryforwards prior to their expiration.

As of December 31, 2019, it is management’s assertion that the earnings and profits of the Company’s foreign entities, excluding India, may not be reinvested in the overseas businesses indefinitely, however, the outside basis differences in the international subsidiaries will be permanently reinvested.

The Company files income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. In the normal course of business, the Company and its subsidiaries are examined by various tax authorities, including the Internal Revenue Service in the United States. As of December 31, 2019, the Company remained subject to examination in the following major tax jurisdictions for the years indicated:

Major Tax Jurisdictions	Open Tax Years
United States (Federal)	2017-2019
United States (State)	2015-2019
Hungary	2014-2019
Ireland	2015-2019
Germany	2016-2019
United Kingdom	2017-2019

The Company incurred expenses related to stock-based compensation for the years ended December 31, 2017, 2018 and 2019 of $67.3 million, $65.7 million and $68.2 million, respectively. Accounting for the tax effects of stock-based awards requires the recording of a deferred tax asset as the compensation is recognized for financial reporting prior to recognizing the tax deductions. Upon the settlement of the stock-based awards (i.e., exercise, vesting, forfeiture or cancellation), the actual tax deduction is compared with the cumulative financial reporting compensation cost, and any excess tax deduction is considered an excess tax benefit or any shortfall in the tax deduction is considered a deficit tax provision.

On January 1, 2017, the Company adopted ASU 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, referred to herein as ASU 2016-09, and recorded, using the modified retrospective approach, a cumulative-effect adjustment to accumulated deficit of a credit of $4.9 million to record $6.8 million of previously unrecognized windfall tax benefits, partially offset by $1.9 million for the accounting policy election to account for forfeitures in compensation cost when they occurred. The Company recorded $2.7 million to additional paid-in capital for the differential between the amount of compensation cost previously recorded and the amount that would have been recorded without assuming forfeitures, partially offset by its tax effect of $0.8 million recorded to deferred tax assets. Upon the adoption of ASU 2016-09, the Company, on a prospective basis, records the recognition of excess tax benefits and deficits in its provision from income taxes in the consolidated statements of operations and treats those amounts as discrete items in the period in which they occur. For the years ended December 31, 2017 and 2018, the Company recorded a net tax benefit of $16.0 million and $7.3 million related to excess tax benefits. For the year ended December 31, 2019, the Company recorded a net tax provision of $2.4 million related to tax deficits.

The Company has provided liabilities for uncertain tax positions in other long-term liabilities on the consolidated balance sheets as follows:

	Years Ended December 31,
	2017	2018	2019
	(In thousands)
Balance beginning of period	$1,480	$5,059	$4,792
Tax positions related to prior periods:
Increases	68	-	245
Decreases	(42)	(176)	(144)
Tax positions related to current period:
Increases	3,661	1,514	5,537
Settlements	(78)	(1,605)	-
Statute expiration	(30)	-	(117)
Balance end of period	$5,059	$4,792	$10,313

These uncertain tax positions would impact the Company’s effective tax rate if recognized. Prior to the U.S. Tax Act, performance-based compensation paid to covered employees was an exception under 162(m) and was fully deductible. Upon enactment of the U.S. Tax Act, this exception was repealed and all compensation, including performance-based compensation, paid to covered employees under 162(m) became non-deductible. The U.S. Tax Act allows for grandfathering of certain performance-based compensation plans in place before November 2, 2017. While the U.S. Tax Act provides some interpretation on how to account for the grandfathering rules, uncertainty remains on how the rules will apply and the Company has subjected those performance-based plans to 162(m) limitations.  However, the Company believes its performance-based compensation may qualify under the grandfathering rules and has deducted $3.5 million of compensation on its 2018 Federal income tax return filed in 2019 and recorded a corresponding $3.5 million uncertain tax position reserve. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision. The Company recognized $50,000, $43,000 and $150,000 of interest expense during the years ended December 31, 2017, 2018 and 2019, respectively.

12.	Common Stock and Equity

Authorized Shares — Pursuant to the Company’s restated certificate of incorporation, the Company is authorized to issue 145 million shares of common stock and 5 million shares of undesignated preferred stock, each $0.01 par value per share.

Common Stock Reserved — As of December 31, 2019, the Company reserved 6.9 million shares of common stock for the exercise of stock options and restricted stock units, and 1.4 million shares for issuance under the ESPP.

On February 23, 2017, the Company’s Board of Directors approved a three-year capital return plan which authorized the Company to return up to $700 million to stockholders through a combination of share repurchases and dividends. During the year ended December 31, 2019, the Company made share repurchases of $206.7 million and paid a cash dividend of $0.325 per share in each of the four quarters, totaling $64.6 million. The capital return plan expired on December 31, 2019. Pursuant to the terms of the Merger Agreement, from the date of the Merger Agreement until the earlier of the effective time of the Merger or the termination of the Merger Agreement, the Company may not repurchase any shares or declare or pay dividends to its common stockholders without Parent’s written consent and Parent has indicated that it does not intend to provide such consent.

The Company paid cash dividends per share during the periods presented as follows:

	Years Ended December 31,
	2017		2018		2019
	Dividends Per Share	Amount (in millions)	Dividends Per Share	Amount (in millions)	Dividends Per Share	Amount (in millions)
First quarter	$0.50	$12.8	$0.30	$15.7	$0.325	$16.5
Second quarter	0.25	13.2	0.30	15.6	0.325	16.2
Third quarter	0.25	13.2	0.30	15.5	0.325	16.0
Fourth quarter	0.25	13.1	0.30	15.3	0.325	15.9
Total cash dividends paid	$1.25	$52.3	$1.20	$62.2	$1.30	$64.6

During the years ended December 31, 2017, 2018 and 2019, the Company repurchased 626,154, 2,531,877 and 2,710,112 shares of its common stock at an average price of $110.56, $98.32 and $76.28 per share, respectively, for a total cost of $69.2 million, $248.9 million and $206.7 million, respectively.

13.	Stock-Based Compensation

The Company’s 2009 Stock Incentive Plan, referred to herein as the 2009 Plan, is administered by the Board of Directors and Compensation Committee, which have the authority to designate participants and determine the number and type of awards to be granted and any other terms or conditions of the awards. The Company awards restricted stock units as its principal equity incentive award. Restricted stock unit awards with time-based vesting conditions generally vest over a three-year period while restricted stock units with market-based or performance-based vesting conditions generally vest over two- or three-year periods, each subject to the award recipient’s continued service as an employee or director of the Company as of the date of vest. Until 2012, the Company generally granted stock options as the principal equity incentive award. Option awards generally vested over a four-year period and expire ten years from the date of grant. Certain stock-based awards provide for accelerated vesting if the Company experiences a change in control. As of December 31, 2019, 5.1 million shares remained available for grant under the 2009 Plan.

The Company generally issues previously unissued shares of common stock for the exercise of stock options and restricted stock units. The Company received $6.5 million, $3.8 million and $0.2 million in cash from stock option exercises during the years ended December 31, 2017, 2018 and 2019, respectively.

As of December 31, 2019, 38,748 stock options were outstanding with a weighted average exercise price of $29.40, aggregate intrinsic value of $2.2 million and weighted average remaining contractual term of approximately 2.4 years. The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $85.74 per share on December 31, 2019 and the exercise price of the options.

During the year ended December 31, 2019, the Company granted the following restricted stock unit awards:

Number of Restricted Stock Units
Type of Award	(In thousands)
Time-based(1)	1,168
Market-based(2)	54
Performance-based(3)	64
Total awards granted during the year ended December 31, 2019	1,286

(1)	Time-based restricted stock units generally vest one-third every year for three years and are valued on the grant date using the grant date closing price of the underlying shares.
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

(3)

Performance-based restricted stock units are eligible to vest in March 2021 or March 2022 subject to the Company’s attainment of a fiscal 2020 or 2021 financial target. The number of shares earned can range from 0% to 200% of the 53,688 and 10,793 target shares awarded, respectively, depending on the Company’s level of achievement.

The fair value of the TSR units was determined using a Monte Carlo simulation model including assumptions used (but not limited to) a risk-free interest rate, an expected volatility and an expected dividend yield as follows:

	For the Offering Period
	2018	2019
Risk-free interest rate	2.64% - 2.74%	2.28%
Volatility	34% - 38%	38%
Dividend yield	1.08% - 1.48%	1.58%

The following table summarizes restricted stock unit activity, including performance-based and market-based units (restricted stock units in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2019	1,548	$100.55
Restricted stock units granted	1,286	80.57
Restricted stock units - TSR units earned (unearned), net	(3)
Restricted stock units vested	(755)	93.80
Restricted stock units forfeited	(289)	97.70
Unvested as of December 31, 2019	1,787	$88.93

Included in the table above are 147,389 TSR units and 60,174 performance-based awards outstanding as of December 31, 2019.

For restricted stock units, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, which is generally three years. For performance-based restricted stock units, the Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of performance-based restricted stock units that will ultimately be awarded in order to recognize the stock-based compensation expense over the vesting period. For TSR units, stock-based compensation expense is recognized on a straight-line basis over the requisite service period and is recognized, regardless of the actual number of awards that are earned, based on the fair value of the TSR units at the date of grant.

In February and May 2019, the TSR units previously granted in February 2016 and May 2016 which represented 18,750 and 8,500 shares, respectively, vested at 176% and 114% of the target amounts initially awarded resulting in an additional 14,250 and 1,190 shares being earned and vested above the target amounts granted. These TSR units were measured against the Russell 2000 Index. In June 2019, a total of 18,118 TSR units granted in June 2017 were measured against the S&P North American Technology Software Index for that same period and vested at 0% of the target TSR units. These unearned TSR units, partially offset by the additional shares earned, are included in the reconciliation of restricted stock units outstanding as of December 31, 2019.

Treatment of Equity in the Merger

At the effective time of the Merger, the Company’s outstanding equity awards will be treated as follows:

•

Each option to purchase shares of the Company’s common stock, whether vested or unvested, that is outstanding immediately prior to the effective time of the Merger will, automatically and without any required action on the part of the optionholder, be cancelled and entitle the optionholder to receive an amount in cash equal to the product of (x) the total number of shares of the Company’s common stock underlying the option multiplied by (y) the excess, if any, of $86.05 over the exercise price of such option. Any options which have an exercise price equal to or greater than $86.05, will be cancelled for no consideration.

•

Each time-based restricted stock unit award that is outstanding immediately prior to the effective time of the Merger, referred to herein as a Company RSU, will, whether vested or unvested, automatically and without any required action on the part of the holder thereof, be cancelled and shall entitle the holder thereof to receive an amount in cash equal to $86.05 with respect to each share of Company common stock subject to such Company RSU, which amount will be paid subject to satisfaction of the same vesting schedule and other terms and conditions which were applicable to the Company RSU immediately prior to the effective time of the Merger.

•

Each restricted stock unit award that is subject to either market-based vesting conditions or performance-based vesting conditions, each referred to herein as a Performance RSU, which is outstanding immediately prior to the effective time of the Merger will, automatically and without any required action on the part of the holder thereof, be cancelled and shall entitle the holder thereof to receive an amount in cash equal to the product of $86.05 multiplied by the number of shares of Company common stock deemed to have been “earned” under the applicable Performance RSU award.  Such amount will be paid to the holder subject to the same vesting schedule and other terms and conditions which were applicable to the Performance RSU immediately prior to the effective time of the Merger.  Pursuant to the terms of the Merger Agreement, the number of shares underlying the Performance RSU awards that have been “earned” shall be calculated as follows (i) with respect to Performance RSUs that are subject to market-based vesting conditions, the number of shares of LogMeIn common stock subject to such award that would be deemed earned shall be based on the Company's actual level of achievement of its relative TSR goal as of the effective time of the Merger, based on the price per share of $86.05, and (ii) with respect to Performance RSUs that are subject to revenue-based vesting conditions, the target number of shares of the Company common stock subject to such award will be deemed to have been earned.

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board of Directors adopted the 2019 Employee Stock Purchase Plan, or ESPP, which was approved by the Company’s stockholders at its Annual Meeting of Stockholders on May 30, 2019. Pursuant to the ESPP, certain employees of the Company, excluding consultants and non-employee directors, are eligible to purchase common stock of the Company at a reduced rate during offering periods. The ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to a calendar year limit of $25,000 and at a purchase price of 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the applicable purchase date, which will be the final trading day of the applicable purchase period. During the year ended December 31, 2019, 78,049 shares were issued under the ESPP, and the Company received $5.0 million in proceeds.

The Company estimated the fair value of each purchase right under the ESPP on the date of grant using the Black-Scholes option valuation model using the following assumptions:

	For the Offering Period
	Aug 1 - Nov 30, 2019	Dec 1, 2019 - May 31, 2020
Expected volatility factor	26.44%	32.06%
Risk-free interest rate	2.04%	1.61%
Expected dividend yield	1.71%	1.67%
Expected life (in years)	0.33	0.5

Expected volatility is based on the historical volatility of the Company’s common stock for a period of years corresponding with the expected life of the option. The risk-free interest rate is based on the U.S Treasury yield curve at the time of grant for securities with a maturity period similar to the expected life of the option. The expected dividend yield is based on the Company’s annual dividend yield payout to the extent it pays a quarterly dividend on its common stock.  The expected life is based on the term of the purchase period for the grants made under the ESPP. The Company uses the straight-line attribution approach to record the expense over the offering period and stock-based compensation expense for the ESPP for the year ending December 31, 2019 was $1.6 million.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense within the accompanying consolidated statements of operations as summarized in the following table:

	Years Ended December 31,
	2017	2018	2019
	(In thousands)
Cost of revenue	$5,222	$4,997	$4,862
Research and development	22,103	18,869	17,574
Sales and marketing	16,155	15,995	17,930
General and administrative	23,812	25,873	27,840
Total stock-based compensation expense	$67,292	$65,734	$68,206

As of December 31, 2019, there was approximately $110.3 million of total unrecognized stock-based compensation cost related to unvested restricted stock awards which are expected to be recognized over a weighted average period of 1.2 years.

14.	Commitments and Contingencies

Litigation — The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

Since the announcement of the Merger, five putative class action complaints have been filed by and purportedly on behalf of alleged Company stockholders – three in the United States District Court for the District of Delaware, captioned Stein v. LogMeIn, Inc., et al., (Case No. 1:20-cv-00098), filed January 22, 2020; Carter v. LogMeIn, Inc., et al., (Case No. 1:20-cv-00124), filed January 24, 2020; and Thompson v. LogMeIn, Inc., et., (Case No. 1:20-cv-00129), filed January 27, 2020, and two in the United States District Court for the Southern District of New York, captioned Ford v. LogMeIn, Inc., et al., (Case No. 1:20-cv-00582), filed January 22, 2020; and Rosenfeld v. LogMeIn, Inc. et. al., (Case No. 1:20-cv-00981), filed February 5, 2020 (together, the “Actions”). The Actions name as defendants, the Company, its President and Chief Executive Officer and its Board of Directors. The Actions allege, among other things, that all defendants violated provisions of the Exchange Act insofar as the proxy statement preliminarily filed by the Company on January 17, 2020 in connection with the Merger allegedly omits material information with respect to the transactions contemplated by the therein, including certain financial projections included therein, that purportedly renders the preliminary proxy statement false and misleading. The complaints seek, among other things, injunctive relief, rescissory damages, declaratory judgment and an award of plaintiffs’ fees and expenses. The Company believes the claims asserted in these complaints are without merit and intends to defend them vigorously.

On August 31, 2017, 9Six Comercio e Serviços de Telecomunicações Ltda., or 9Six, filed a claim against Jive Telecomunicações do Brasil Ltda., or Jive Brasil, a subsidiary of Jive Communications, Inc., or Jive USA, in the 27th Civil Court of Sao Paulo. The claim relates to a commercial dispute regarding unpaid commission fees arising from a reseller agreement executed between 9Six and Jive Brasil in September 2016.  In February 2018, 9Six filed additional claims against Jive Brasil alleging lost profits and punitive damages resulting from Jive Brasil’s termination of the reseller agreement. In April 2018, the Company acquired Jive USA. As a result, Jive Brasil became an indirect subsidiary of the Company, and the Company inherited this litigation. On June 7, 2019, the 27th Civil Court in Sao Paulo, Brazil awarded damages against Jive Brasil in the amount of approximately R$46.3 million Brazilian reais plus interest and attorneys’ fees, or approximately $13.8 million USD as of December 31, 2019. On August 8, 2019, the Company filed an appeal of the court’s decision with the Sao Paulo State Court of Appeal. The Company continues to believe that Jive Brasil has meritorious defenses to these claims and intends to vigorously defend against these claims on appeal. Due to the court’s June 7, 2019 decision, the Company now believes that a loss contingency in the range of zero to $13.8 million USD as of December 31, 2019 is reasonably possible. However, as the Company believes the loss contingency is not probable, no accrual has been recorded as of December 31, 2019. The Company has notified the shareholder representative for Jive USA that it intends to seek indemnification for this matter, which the Company believes is available pursuant to the terms of the merger agreement entered into between the Company and Jive USA in February 2018.

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

On January 30, 2019, a derivative action, referred to herein as the Derivative Action, was filed in the District of Massachusetts against the Company’s Board of Directors, entitled Schlagel v. Wagner et al. (Case No. 1:19-cv-10204) alleging breach of fiduciary duty, waste of corporate assets, and violation of Sections 10(b) and 14(a) of the Securities and Exchange Act of 1934 related to the same allegations as the Securities Class Action.  The complaint seeks unspecified damages, fees and costs. The Derivative Action is currently stayed during the pleadings phase of the Securities Class Action. The Company intends to defend the lawsuit vigorously.

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

The Company is from time to time subject to various other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business, including direct claims brought by or against the Company with respect to intellectual property, contracts, employment and other matters, as well as claims brought against the Company’s customers for whom the Company has a contractual indemnification obligation. The Company accrues for a liability when it is both probable that a liability has been incurred and the amount of the loss can be reasonably estimated. Significant judgment is required in both the determination of probability and the determination as to whether a loss is reasonably estimable. Actual claims could settle or be adjudicated against the Company in the future for materially different amounts than the Company has accrued due to the inherently unpredictable nature of litigation. In addition, in the event the Company determines that a loss is not probable, but is reasonably possible, and it becomes possible to develop what the Company believes to be a reasonable range of possible loss, then the Company will include disclosure related to such matter as appropriate and in compliance with ASC 450, Contingencies. The accruals or estimates, if any, resulting from the foregoing analysis, are reviewed at least quarterly and adjusted to reflect the impact of negotiations, settlements, rulings, advice of legal counsel and other information and events pertaining to a particular matter While the outcome of these other claims cannot be predicted with certainty, management does not believe that the outcome of any of these other legal matters will have a material adverse effect on the Company’s financial statements.
15.	401(k) Plan

On January 1, 2007, the Company established a defined contribution savings plan under Section 401(k) of the Internal Revenue Code. The plan is available to all employees upon employment and allows participants to defer a portion of their annual compensation on a pre-tax basis. On July 1, 2016, the Company implemented a 401(k) Employer Match program in which all employees who are making eligible 401(k) contributions will receive an employer match in which the Company contributes 50% of the amount contributed by the employee, up to a maximum of 6% of the employee’s earnings. The match vests over three years beginning from an employee’s hire date anniversary at 33.3% per year. Employees who joined the Company on or before July 1, 2013 were immediately 100% vested in their match as of the program launch date. The Company made matching contributions of $4.7 million, $5.6 million and $5.9 million for the years ended December 31, 2017, 2018 and 2019, respectively.

16.	Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation adjustments and changes in unrealized losses and gains (net of tax) on marketable securities. The Company has determined that the undistributed earnings of all of its foreign subsidiaries (with the exception of India), except for 100% of the current and prior year earnings and foreign currency translation adjustments related to those earnings, will continue to be indefinitely reinvested outside the United States for any additional outside basis differences inherent in these entities. Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and, as of December 31, 2018 and 2019, was comprised of cumulative translation adjustment gains of $2.1 million and $0.7 million, respectively. There were no material reclassifications to earnings in the years ended December 31, 2018 or 2019.

17.	Credit Facility

On February 1, 2017, the Company entered into an Amended and Restated Credit Agreement, or the Amended Credit Agreement, which increased the Company’s secured revolving credit facility from $150 million to $400 million in the aggregate and permits the Company to increase the revolving credit facility and/or enter into one or more tranches of term loans up to an additional $200 million. On March 23, 2018, the Company entered into a borrower accession agreement with its wholly-owned subsidiary, LogMeIn USA, Inc. and JPMorgan Chase Bank, N.A. acting in its capacity as administrative agent, pursuant to which LogMeIn USA, Inc. became a borrower under the Company’s existing multi-currency Amended Credit Agreement. The credit facility matures February 1, 2022. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty. The Company and its subsidiaries expect to use the credit facility for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses and for working capital. On April 2, 2018, the Company borrowed $200.0 million under the Amended Credit Agreement to partially fund the acquisition of Jive, described further in Note 4 to the Consolidated Financial Statements. The Company had an outstanding debt balance of $200.0 million as of December 31, 2019.

Loans under the Amended Credit Agreement bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company, as described below. As of December 31, 2019, the annual rate on the $200.0 million outstanding debt balance was 3.313%, which reset to 2.938% on January 16, 2020. The average interest rate on borrowings outstanding for the year ended December 31, 2019 was 3.592%. The quarterly commitment fee on the undrawn portion of the credit facility ranges from 0.15% to 0.30% per annum, based upon the Company’s total leverage ratio.

The Amended Credit Agreement contains customary affirmative and negative covenants, subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Amended Credit Agreement. As of December 31, 2019, the Company was in compliance with all financial and operating covenants of the Amended Credit Agreement.

Any failure to comply with the financial or operating covenants of the Amended Credit Agreement would prevent the Company from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility. Additionally, pursuant to the terms of the Amended Credit Agreement, in the event of a change in control such as the Merger, any amounts outstanding, including any interest accrued thereon, shall become immediately due and payable in full.

As of December 31, 2018 and 2019, the Company had $1.7 million and $1.1 million, respectively, of origination costs recorded in other assets on the accompanying consolidated balance sheet. The Company presents debt issuance costs related to the revolving debt arrangement as an asset and subsequently amortizes the deferred debt issuance costs ratably over the term of the credit facility.

18.	Subsequent Events

Restructuring Plan

On February 7, 2020, the Company’s Board of Directors approved a global restructuring plan, including a reduction in force which will result in the termination of approximately 8% of the Company’s workforce and the consolidation of certain leased facilities.  By restructuring, the Company intends to streamline its organization and reallocate resources to better align with the Company’s current strategic goals. The Company expects to incur pre-tax restructuring charges of approximately $21 million and to substantially complete the restructuring by the end of fiscal year 2020. The pre-tax restructuring charges are comprised of approximately $20 million in one-time employee termination benefits and $1 million for facilities-related and other costs.
19.	Quarterly Information (Unaudited)

	For the Three Months Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
	(in thousands, except for per share data)
Statement of Operations Data:
Revenue	$279,217	$305,650	$308,927	$310,198	$307,700	$313,064	$316,941	$322,680
Gross profit	216,275	232,817	236,074	237,345	230,012	232,297	235,711	238,700
Income (loss) from operations	42,328	7,101	17,104	19,490	(7,198)	(3,792)	6,161	3,155
Net income (loss)	29,712	6,554	12,717	25,388	(9,039)	(6,522)	5,108	(4,102)
Net income (loss) per share-basic	$0.57	$0.13	$0.25	$0.50	$(0.18)	$(0.13)	$0.10	$(0.08)
Net income (loss) per share-diluted	$0.56	$0.12	$0.24	$0.49	$(0.18)	$(0.13)	$0.10	$(0.08)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO.

Based on this assessment, our management concluded that we maintained effective internal control over financial reporting as of December 31, 2019 based on the specified criteria.

The Company’s Independent Registered Public Accounting Firm has issued an attestation report on the Company’s internal control over financial reporting as of December 31, 2019.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of LogMeIn, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of LogMeIn, Inc. and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2019, of the Company and our report dated February 14, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph related to the adoption of a new accounting standard.

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

February 14, 2020

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2020 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2019.

We have adopted a code of ethics, called the Code of Business Conduct and Ethics, which applies to our officers, including our principal executive, financial and accounting officers, and our directors and employees. We have posted the Code of Business Conduct and Ethics on our website at https://secure.logmeininc.com/ under the “Investor Relations” section. We intend to make all required disclosures concerning any amendments to, or waivers from, the Code of Business Conduct and Ethics on our website.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this item is incorporated by reference from the information in our proxy statement for the 2020 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2019.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this item is incorporated by reference from the information in our proxy statement for the 2020 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2019.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this item is incorporated by reference from the information in our proxy statement for the 2020 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2019.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this item is incorporated by reference from the information in our proxy statement for the 2020 Annual Meeting of Stockholders, which we will file with the Securities and Exchange Commission within 120 days of December 31, 2019.

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

2.1

Agreement and Plan of Merger, dated as of December 17, 2019, by and among the Registrant, Logan Parent, LLC and its wholly-owned subsidiary Logan Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed by the Registrant on December 18, 2019).**

2.2

Agreement and Plan of Merger, dated February 7, 2018, by and among the Registrant’s wholly-owned subsidiary, LogMeIn USA, Inc., Jazz Merger Sub, Inc., Jive Communications, Inc. and Fortis Advisors LLC, in its capacity as Representative (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on April 3, 2018).**

2.3

Stock Purchase Agreement, dated July 31, 2017, by and among the Registrant, LogMeIn, Kft., Nanorep Technologies Ltd., the Shareholders set forth on Exhibit A thereto and Shareholders Representative Services LLC in its capacity as representative of the Shareholders (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed by the Registrant on August 1, 2017).**

2.4

Agreement and Plan of Merger, dated as of July 26, 2016, by and among the Registrant, Lithium Merger Sub, Inc., Citrix Systems, Inc. and GetGo, Inc. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K/A filed by the Registrant on July 28, 2016).**

2.5

Amendment No. 1, dated as of December 8, 2016, to Agreement and Plan of Merger, dated as of July 26, 2016, by and among the Registrant, Lithium Merger Sub, Inc., Citrix Systems, Inc. and GetGo, Inc. (incorporated by reference to Exhibit 2.7 to the Registration Statement on Form S-4/A filed by the Registrant on December 13, 2016).

2.6

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

3.3	Second Amended and Restated Bylaws of the Registrant, as amended (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-4 filed by the Registrant on September 16, 2016).

4.1*	Description of Securities

4.2	Specimen Certificate evidencing shares of common stock (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-1/A filed by the Registrant on June 16, 2009).

10.1	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.16 to the Form 10-K for the fiscal year ended December 31, 2010 filed by the Registrant on February 28, 2011).

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

Exhibit Number	Description

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

10.13	Amended and Restated 2009 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed by the Registrant on January 25, 2017).

10.14*	Form of Executive Employment Agreement

21.1*	Subsidiaries of the Registrant

23.1*	Consent of Independent Registered Public Accounting Firm

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
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

Date: February 14, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ WILLIAM R. WAGNER	President, Chief Executive Officer and Director	February 14, 2020
William R. Wagner	(Principal Executive Officer)

/s/ EDWARD K. HERDIECH	Chief Financial Officer	February 14, 2020
Edward K. Herdiech	(Principal Financial and Accounting Officer)

/s/ SARA C. ANDREWS	Director	February 14, 2020
Sara C. Andrews

/s/ STEVEN J. BENSON	Director	February 14, 2020
Steven J. Benson

/s/ ITA M. BRENNAN	Director	February 14, 2020
Ita M. Brennan

/s/ ROBERT M. CALDERONI	Director	February 14, 2020
Robert M. Calderoni

/s/ MICHAEL J. CHRISTENSON	Director	February 14, 2020
Michael J. Christenson

/s/ EDWIN J. GILLIS	Director	February 14, 2020
Edwin J. Gillis

/s/ DAVID J. HENSHALL	Director	February 14, 2020
David J. Henshall

/s/ PETER J. SACRIPANTI	Director	February 14, 2020
Peter J. Sacripanti