Form 10-Q
period 2020-03-31
LogMeIn, Inc.
filed 2020-04-24
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of April 20, 2020, there were 48,770,832 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2019	March 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$128,005	$189,550
Accounts receivable (net of allowances of $3,744 and $4,245 as of December 31, 2019 and March 31, 2020, respectively)	107,595	106,541
Prepaid expenses and other current assets	89,351	104,283
Total current assets	324,951	400,374
Property and equipment, net	99,157	98,449
Operating lease assets	99,026	99,067
Restricted cash	1,883	1,808
Intangibles, net	840,427	787,091
Goodwill	2,414,287	2,413,611
Other assets	68,272	71,435
Deferred tax assets	7,994	8,364
Total assets	$3,855,997	$3,880,199
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$52,104	$45,478
Current operating lease liabilities	18,470	18,979
Accrued liabilities	161,996	158,465
Deferred revenue, current portion	390,087	437,266
Total current liabilities	622,657	660,188
Long-term debt	200,000	200,000
Deferred revenue, net of current portion	18,076	13,992
Deferred tax liabilities	170,482	161,200
Non-current operating lease liabilities	88,674	88,735
Other long-term liabilities	15,400	15,878
Total liabilities	1,115,289	1,139,993
Commitments and contingencies (Note 11)
Preferred stock, $0.01 par value — 5,000 shares authorized, 0 shares outstanding as of December 31, 2019 and March 31, 2020
Equity:
Common stock, $0.01 par value—145,000 shares authorized; 57,294 and 57,340 shares issued; and 48,573 and 48,619 outstanding as of December 31, 2019 and March 31, 2020, respectively	573	573
Additional paid-in capital	3,369,893	3,384,902
Retained earnings (accumulated deficit)	4,931	(6,354)
Accumulated other comprehensive income (loss)	684	(3,542)
Treasury stock, at cost - 8,721 shares	(635,373)	(635,373)
Total equity	2,740,708	2,740,206
Total liabilities and equity	$3,855,997	$3,880,199

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended March 31,
	2019	2020
Revenue	$307,700	$322,383
Cost of revenue	77,688	84,878
Gross profit	230,012	237,505
Operating expenses
Research and development	40,717	39,879
Sales and marketing	114,634	126,210
General and administrative	33,886	33,699
Restructuring charge	8,474	18,541
Amortization of acquired intangibles	39,499	33,328
Total operating expenses	237,210	251,657
Income (loss) from operations	(7,198)	(14,152)
Interest income	661	267
Interest expense	(2,143)	(1,680)
Other income (expense), net	(260)	439
Income (loss) before income taxes	(8,940)	(15,126)
(Provision for) benefit from income taxes	(99)	3,841
Net income (loss)	$(9,039)	$(11,285)
Net income (loss) per share:
Basic	$(0.18)	$(0.23)
Diluted	$(0.18)	$(0.23)
Weighted average shares outstanding:
Basic	50,639	48,600
Diluted	50,639	48,600
Cash dividends declared and paid per share:	$0.325	$—

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended March 31,
	2019	2020
Net income (loss)	$(9,039)	$(11,285)
Other comprehensive gain (loss):
Net translation gains (losses)	(2,625)	(4,226)
Comprehensive income (loss)	$(11,664)	$(15,511)

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Equity

(In thousands)

	Three Months Ended March 31, 2019
	Common Stock			Retained	Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Earnings (accumulated deficit)	Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2019	50,692	$567	$3,316,603	$84,043	$2,133	$(428,658)	$2,974,688
Issuance of common stock upon exercise of stock options	1	—	41	—	—	—	41
Net issuance of common stock upon vesting of restricted stock units	187	2	(8,813)	—	—	—	(8,811)
Stock-based compensation	—	—	15,031	—	—	—	15,031
Treasury stock	(714)	—	—	—	—	(57,832)	(57,832)
Dividends on common stock	—	—	—	(16,517)	—	—	(16,517)
Net income (loss)	—	—	—	(9,039)	—	—	(9,039)
Cumulative translation adjustments	—	—	—	—	(2,625)	—	(2,625)
Balance at March 31, 2019	50,166	$569	$3,322,862	$58,487	$(492)	$(486,490)	$2,894,936

	Three Months Ended March 31, 2020
	Common Stock			Retained	Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Earnings (accumulated deficit)	Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2020	48,573	$573	$3,369,893	$4,931	$684	$(635,373)	$2,740,708
Issuance of common stock upon exercise of stock options	4	—	85	—	—	—	85
Net issuance of common stock upon vesting of restricted stock units	42	—	(1,937)	—	—	—	(1,937)
Stock-based compensation	—	—	16,861	—	—	—	16,861
Net income (loss)	—	—	—	(11,285)	—	—	(11,285)
Cumulative translation adjustments	—	—	—	—	(4,226)	—	(4,226)
Balance at March 31, 2020	48,619	$573	$3,384,902	$(6,354)	$(3,542)	$(635,373)	$2,740,206

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended March 31,
	2019	2020
Cash flows from operating activities
Net income (loss)	$(9,039)	$(11,285)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	15,031	16,861
Depreciation and amortization	75,944	69,245
Benefit from deferred income taxes	(11,651)	(9,781)
Other, net	337	521
Changes in assets and liabilities, excluding effect of acquisitions:
Accounts receivable	6,024	(986)
Prepaid expenses and other current assets	2,883	(16,547)
Other assets	(6,674)	(4,262)
Accounts payable	9,344	(8,605)
Accrued liabilities	19,350	3,603
Deferred revenue	23,820	48,526
Other long-term liabilities	(5,719)	709
Net cash provided by (used in) operating activities	119,650	87,999
Cash flows from investing activities
Purchases of property and equipment	(12,187)	(8,401)
Intangible asset additions	(8,915)	(10,319)
Cash paid for acquisitions, net of cash acquired	(22,463)	—
Net cash provided by (used in) investing activities	(43,565)	(18,720)
Cash flows from financing activities
Proceeds from issuance of common stock upon option exercises	41	85
Payments of withholding taxes in connection with restricted stock unit vesting	(7,789)	(1,937)
Payment of contingent consideration	—	(1,294)
Dividends paid on common stock	(16,517)	—
Purchase of treasury stock	(54,067)	—
Net cash provided by (used in) financing activities	(78,332)	(3,146)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,385)	(4,663)
Net increase (decrease) in cash, cash equivalents and restricted cash	(3,632)	61,470
Cash, cash equivalents and restricted cash, beginning of period	150,492	129,888
Cash, cash equivalents and restricted cash, end of period	$146,860	$191,358
Supplemental disclosure of cash flow information
Cash paid for interest	$1,906	$2,705
Cash paid (refunds received) from income taxes	$(313)	$19,457
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$7,704	$7,907
Withholding taxes in connection with restricted stock unit vesting in accrued liabilities	$1,023	$—
Purchases of treasury stock included in accrued liabilities	$5,554	$—
Fair value of contingent consideration in connection with acquisition, included in accrued liabilities	$3,170	$—
Lease assets obtained (relieved) and related operating lease liabilities	$(3,503)	$5,849

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

In December 2019, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with Logan Parent, LLC, or Parent, and Logan Merger Sub, Inc., a wholly owned subsidiary of Parent, or Merger Sub. Pursuant to the terms of the Merger Agreement, Merger Sub would merge with and into LogMeIn, which the Company refers to herein as the Merger. Parent and Merger Sub are controlled by Francisco Partners, a technology-focused global private equity firm, and Evergreen Coast Capital Corp., the technology-focused global private equity affiliate of Elliott Management Corporation, an investment management firm. Assuming the satisfaction of the remaining outstanding conditions set forth in the Merger Agreement, the Merger is currently expected to close in mid-2020. The Company recorded $2.3 million in general and administrative expense for Merger-related costs during the three months ended March 31, 2020.

The Company is closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, on all aspects of its business. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the President of the United States declared the COVID-19 outbreak a national emergency. While the COVID-19 pandemic has not had a material adverse impact on the Company’s operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may materially and adversely affect the Company’s results of operations, cash flows and financial position as well as its customers. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Quarterly Report on Form 10-Q. Refer to Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for a complete description of the material risks that the Company currently faces.

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

Unaudited Interim Condensed Consolidated Financial Statements — The accompanying condensed consolidated financial statements and the related interim information contained within the notes to the condensed consolidated financial statements are unaudited and have been prepared in accordance with GAAP and applicable rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. The accompanying unaudited condensed consolidated financial statements should be read along with the Company’s audited financial statements included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 14, 2020. The unaudited interim condensed consolidated financial statements have been prepared on the same basis as the audited financial statements and in the opinion of management, reflect all adjustments, consisting of normal and recurring adjustments, necessary for the fair presentation of the Company’s financial position, results of operations and cash flows for the interim periods presented. The results for the interim periods presented are not necessarily indicative of future results. The Company considers events or transactions that occur after the balance sheet date but before the financial statements are issued to provide additional evidence relative to certain estimates or to identify matters that require additional disclosure.

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

Revenue Recognition — The Company derives its revenue primarily from subscription fees for its premium subscription software services, usage fees from audio services, and, to a lesser extent, the sale or lease of telecommunications equipment. Revenue is reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction including mandatory government charges that are passed through to the Company’s customers. Revenue is recognized when control of these services or products are transferred to the Company’s customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for the contract’s performance obligations.

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

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended March 31,
	2019	2020
	(In thousands)
Revenues:
United States	$241,294	$252,947
International	66,406	69,436
Total revenue	$307,700	$322,383

The Company’s revenue by product grouping is as follows:

	Three Months Ended March 31,
	2019	2020
	(In thousands)
Revenues:
Unified communications and collaboration	$169,957	$173,687
Identity and access management	94,179	105,581
Customer engagement and support	43,564	43,115
Total revenue	$307,700	$322,383

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

Accounts Receivable, Net — Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $7.7 million and $9.6 million are included in this balance at December 31, 2019 and March 31, 2020, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time. As of December 31, 2019 and March 31, 2020, lease receivables totaled $10.0 million (of which, $5.1 million was long term and in other assets), and $10.8 million (of which, $5.8 million was long term and in other assets), respectively.

Contract Assets and Contract Liabilities — Contract assets and contract liabilities (deferred revenue) are reported net at the contract level for each reporting period.

Contract Assets — Contract assets primarily relate to unbilled amounts typically resulting from sales contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. The contract assets are transferred to accounts receivable when the rights become unconditional. The Company had contract assets of $7.9 million as of December 31, 2019 ($4.4 million included in prepaid and other current assets and $3.5 million included in other assets) and $9.9 million as of March 31, 2020 ($5.2 million included in prepaid and other current assets and $4.7 million included in other assets).

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

For the three months ended March 31, 2020, revenue recognized related to deferred revenue at January 1, 2020 was approximately $172 million. As of March 31, 2020, approximately $735 million of revenue is expected to be recognized from remaining performance obligations, including backlog, primarily over the next two years.

Changes in contract liabilities for the three months ended March 31, 2020 are as follows:

	Deferred Revenue
	Current	Non- Current	Total
	(In thousands)
Balance as of January 1, 2020	$390,087	$18,076	$408,163
Increase (decrease), net	47,179	(4,084)	43,095
Balance as of March 31, 2020	$437,266	$13,992	$451,258

Concentrations of Credit Risk and Significant Customers — The Company’s principal credit risk relates to its cash, cash equivalents, restricted cash and accounts receivable. Cash, cash equivalents and restricted cash are deposited primarily with financial institutions that management believes to be of high-credit quality. To manage accounts receivable credit risk, the Company regularly evaluates the creditworthiness of its customers and maintains allowances for expected credit losses. The Company also reserves against its lease receivables and contract assets for expected losses. To date, losses resulting from uncollected receivables have not exceeded management’s expectations.

For the three months ended March 31, 2019 and 2020, no customer accounted for more than 10% of revenue. As of December 31, 2019 and March 31, 2020, no customer accounted for more than 10% of accounts receivable.

Costs to Obtain and Fulfill a Contract — The Company’s incremental costs of obtaining a contract consist of sales commissions and their related fringe benefits. Sales commissions and fringe benefits paid on renewals are not commensurate with sales commissions paid on the initial contract, but they are commensurate with each other. Sales commissions and fringe benefits are deferred and amortized on a straight-line basis over the period of benefit, which the Company has estimated to be three to four years for initial contracts and amortized over the renewal period for renewal contracts, typically one year. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and the Company’s ability to retain customers. Deferred commissions are classified as current or noncurrent assets based on the timing the expense will be recognized. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and other assets, respectively, in the Company’s condensed consolidated balance sheets. As of December 31, 2019 and March 31, 2020, the Company had $49.7 million of current deferred commissions and $53.1 million of noncurrent deferred commissions, and $54.2 million of current deferred commissions and $54.4 million of noncurrent deferred commissions, respectively. Commissions expense is primarily included in sales and marketing expense on the condensed consolidated statements of operations. The Company had amortization expense of $8.5 million and $14.3 million related to deferred commissions during the three months ended March 31, 2019 and 2020, respectively. Other costs incurred to fulfill contracts have been immaterial to date.

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

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of November 30, 2019, our measurement date, the fair value of the Company as a whole exceeded the carrying amount of the Company. As of March 31, 2020, the fair value of the Company as a whole continued to exceed the carrying amount of the Company.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through March 31, 2020, the Company recorded no material impairments.

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

Derivative Financial Instruments — The Company’s earnings and cash flows are subject to fluctuations due to changes in foreign currency exchange rates. The Company uses foreign currency forward contracts to manage exposure to fluctuations in foreign currency exchange rates that arise from receivables and payables denominated in foreign currencies. The Company does not designate foreign currency forward contracts as hedges for accounting purposes, and changes in the fair value of these instruments are recognized immediately in earnings. Because the Company enters into forward contracts only as an economic hedge, any gain or loss on the underlying foreign-denominated balance would be offset by the loss or gain on the forward contract. Gains and losses on forward contracts and foreign denominated receivables and payables are included in foreign currency net gains and losses.

As of December 31, 2019 and March 31, 2020, the Company had outstanding forward contracts with notional amounts equivalent to the following:

	December 31, 2019	March 31, 2020
Currency Hedged	(In thousands)
Euro / U.S. Dollar	$3,503	$4,794
British Pound / U.S. Dollar	858	594
Euro / Hungarian Forint	3,139	3,364
U.S. Dollar / Canadian Dollar	1,810	1,987
Total	$9,310	$10,739

Net realized and unrealized foreign currency gains and losses was a net loss of $0.3 million for the three months ended March 31, 2019, and a net gain of $0.4 million for the three months ended March 31, 2020, which are included in other income (expense), net in the condensed consolidated statements of operations. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in foreign currency gains and losses was a net loss of $0.5 million and $0.1 million for the three months ended March 31, 2019 and 2020, respectively.

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

In the ordinary course of business, the Company enters into agreements with certain customers that contractually obligate the Company to provide indemnifications of varying scope and terms with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements, from the services provided by the Company or claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is, in many cases, unlimited. Through March 31, 2020, the Company has not experienced any losses related to these indemnification obligations.

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

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net income (loss) per share because they had an anti-dilutive impact:

	Three Months Ended March 31,
	2019	2020
	(In thousands)
Options to purchase common shares	44	35
Restricted stock units	1,335	1,706
Total options and restricted stock units	1,379	1,741

Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended March 31,
	2019	2020
	(In thousands, except per share data)
Net income (loss)	$(9,039)	$(11,285)
Basic:
Weighted average common shares outstanding, basic	50,639	48,600
Net income (loss) per share, basic	$(0.18)	$(0.23)
Diluted:
Weighted average common shares outstanding	50,639	48,600
Add: Common stock equivalents	—	—
Weighted average common shares outstanding, diluted	50,639	48,600
Net income (loss) per share, diluted	$(0.18)	$(0.23)

Recently Adopted Accounting Pronouncements — On January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments-Credit Losses (Topic 326), referred to herein as ASU 2016-13, which changes how entities will account for credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. ASU 2016-13 replaces the existing incurred loss model with an expected credit loss model that requires entities to estimate an expected lifetime credit loss on most financial assets and certain other instruments. The adoption of this guidance did not have a material impact on the Company’s condensed consolidated balance sheets, statements of operations, financial positions or cash flows.

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

The Company’s Level 3 liability at December 31, 2019 related to a 2019 acquisition, described further in Note 4 below. The remaining contingent consideration liability of $2.0 million was based on the achievement of certain development milestones and was paid in January 2020.

The Company’s significant financial assets and liabilities are measured at fair value in the table below (in thousands), which excludes cash on hand and assets and liabilities that are measured at historical cost or any basis other than fair value.

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents — money market funds	$1,183	$—	$—	$1,183
Forward contracts ($9.3 million notional amount)	$—	$20	$—	$20
Contingent consideration liability	$—	$—	$(2,000)	$(2,000)

	Fair Value Measurements at March 31, 2020
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents — money market funds	$5,379	$—	$—	$5,379
Forward contracts ($10.7 million notional amount)	$—	$79	$—	$79

4. Acquisitions

Acquisition-Related Costs

Acquisition-related costs were $3.9 million and $2.5 million for the three months ended March 31, 2019 and 2020, respectively, and included $3.0 million and $2.5 million of acquired company retention-based bonuses for the three months ended March 31, 2019 and 2020, respectively, and $0.9 million of transaction, transition and integration-related costs for the three months ended March 31, 2019.

2019 Acquisitions

On February 6, 2019, the Company acquired substantially all of the assets of an Israeli-based company specializing in artificial intelligence, or A.I., and speech-to-text recognition, pursuant to an asset purchase agreement. The Company completed the acquisition for $5.0 million in cash and potential acquisition-related contingent consideration totaling up to $4.0 million contingent upon the achievement of certain development milestones. This contingent consideration liability was recorded at an estimated fair value of $3.2 million at the acquisition date. The Company paid $2.0 million of the contingent consideration in 2019 and paid the remaining $2.0 million in January 2020. The Company accounted for the acquisition as a business combination. Assets acquired were primarily intellectual property. The Company’s purchase price allocation of the $8.2 million purchase consideration was $5.1 million of completed technology and $3.1 million of goodwill. Additionally, the Company expects to pay up to $2.0 million in retention-based bonus payments to certain employees upon the achievement of specified retention milestones over the two-year period following the closing of the transaction, of which $1.0 million has been paid as of March 31, 2020.

On February 21, 2019, the Company acquired a California-based provider of multi-factor and single-sign-on, or SSO, services pursuant to a stock purchase agreement dated February 13, 2019 for $17.5 million, net of cash acquired. The Company accounted for the acquisition as a business combination. The Company’s purchase price allocation of the $17.5 million purchase consideration was $11.8 million of completed technology, $8.7 million of goodwill and $0.1 million of other current assets partially offset by $0.3 million of current liabilities and $2.9 million of a long-term deferred tax liability primarily related to the amortization of intangible assets which cannot be deducted for tax purposes. Additionally, the Company expects to pay up to $4.4 million in retention-based bonus payments to certain employees upon the achievement of specified retention milestones over a three-year period following the closing of the transaction, of which $1.9 million has been paid as of March 31, 2020.

The operating results of these February 2019 acquisitions, which have been included in the Company’s results since the date of the acquisitions, are not material. Accordingly, pro forma financial information for these business combinations has not been presented.

5. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill during the three months ended March 31, 2020 are primarily due to foreign currency translation adjustments.

Changes in goodwill for the three months ended March 31, 2020 are as follows (in thousands):

Balance, January 1, 2020	$2,414,287
Foreign currency translation adjustments	(676)
Balance, March 31, 2020	$2,413,611

Intangible assets consist of the following (in thousands):

	December 31, 2019			March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life Remaining (in years)
Identifiable intangible assets:
Customer relationships	$918,234	$440,496	$477,738	$915,860	$470,210	$445,650	5.4
Technology	497,892	216,318	281,574	496,563	235,110	261,453	5.9
Trade names and trademarks	70,778	30,780	39,998	70,584	33,047	37,537	5.8
Other	3,575	1,639	1,936	3,571	1,716	1,855	5.8
Internally developed software	104,410	65,229	39,181	114,636	74,040	40,596	1.5
	$1,594,889	$754,462	$840,427	$1,601,214	$814,123	$787,091

During the three months ended March 31, 2019, the Company capitalized $16.9 million for technology as intangible assets in connection with its 2019 acquisitions. The Company capitalized $8.9 million and $10.3 million during the three months ended March 31, 2019 and 2020, respectively, of costs related to internally developed software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services.

The Company is amortizing its intangible assets based upon the pattern in which their economic benefit will be realized, or if this pattern cannot be reliably determined, using the straight-line method over their estimated useful lives. Amortization relating to technology, documented know-how (other) and internally developed software is recorded within cost of revenue and the amortization of trade names and trademarks, customer relationships, and domain names (other) is recorded within operating expenses. Amortization expense for intangible assets consisted of the following:

	Three Months Ended March 31,
	2019	2020
	(In thousands)
Cost of revenue:
Amortization of internally developed software	$8,034	$8,864
Amortization of acquired intangibles (1)	20,970	19,358
Sub-Total amortization of intangibles in cost of revenue	29,004	28,222
Amortization of acquired intangibles (1)	39,499	33,328
Total amortization of intangibles	$68,503	$61,550

(1)	Total amortization of acquired intangibles was $60.5 million and $52.7 million for the three months ended March 31, 2019 and 2020, respectively.

Future estimated amortization expense for intangible assets at March 31, 2020 is as follows (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2020 (nine months ending December 31)	$181,209
2021	195,590
2022	146,039
2023	115,153
2024	89,985
Thereafter	59,115
Total	$787,091

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31, 2019	March 31, 2020
	(In thousands)
Marketing programs	$11,748	$20,549
Compensation and benefits-related	44,631	45,399
Merger and acquisition-related (1)	23,065	10,941
Restructuring-related	693	15,870
Other accrued liabilities	81,859	65,706
Total accrued liabilities	$161,996	$158,465

(1)	Merger and acquisition-related costs include transaction, transition and integration-related fees and expenses and acquisition retention-based bonus costs.

7. Restructuring Charges

On February 11, 2019, the Company’s Board of Directors approved a global restructuring plan, including a reduction in force and the consolidation of certain leased facilities. This restructuring plan was completed in 2019 and resulted in restructuring charges of $14.5 million for termination benefits associated with approximately 110 employees.

On February 7, 2020, the Company’s Board of Directors approved a global restructuring plan, including a reduction in force which will result in the termination of approximately 7% of the Company’s workforce and the consolidation of certain leased facilities. By restructuring, the Company intends to streamline its organization and reallocate resources to better align with the Company’s current strategic goals. The Company expects to incur pre-tax restructuring charges of approximately $22 million and to substantially complete the restructuring by the end of fiscal year 2020. The pre-tax restructuring charges are comprised of approximately $20 million in one-time employee termination benefits and $2 million for facilities-related and other costs.

For the three months ended March 31, 2019, the Company recorded restructuring charges of $8.5 million for termination benefits associated with approximately 110 employees and related costs. For the three months ended March 31, 2020, the Company recorded restructuring charges of $18.5 million for termination benefits and related costs associated with approximately 265 employees.

The following table summarizes restructuring activity, included in accrued liabilities and operating lease assets, for the three months ended March 31, 2020 (in thousands):

	2019 Restructuring Plan	2020 Restructuring Plan	Total
Balance, January 1, 2020	$693	$—	$693
Charges to operations, net	(7)	18,548	18,541
Cash disbursements	(421)	(2,939)	(3,360)
Foreign exchange impact and other	1	(5)	(4)
Balance, March 31, 2020	$266	$15,604	$15,870

At the end of July 2019, the Company vacated its Mountain View, California office however, the existing lease space will not expire until July 2023. In 2019, the Company recorded $3.2 million for the impairment of property and equipment and $1.1 million for the impairment of the operating lease asset. In the first quarter of 2020, the Company sublet its Mountain View lease. The operating lease asset of $3.4 million as of March 31, 2020 reflects the committed sublease proceeds. The operating lease liability related to this facility was $4.9 million as of March 31, 2020. In addition to the cash disbursements of $3.4 million in the above table, the Company made $0.3 million of lease payments, net of sublease receipts, for this facility in the three months ended March 31, 2020.

8. Income Taxes

For the three months ended March 31, 2019 and 2020, the Company recorded a provision for federal, state and foreign taxes of $0.1 million on a loss before income taxes of $8.9 million and a benefit of $3.8 million on a loss before income taxes of $15.1 million, respectively. The effective income tax rates for the three months ended March 31, 2019 and 2020 were impacted by profits earned in certain foreign jurisdictions which are subject to lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the three months ended March 31, 2020 was also impacted by $2.3 million of Merger-related costs which are expected to be non-deductible for tax purposes. The Company recorded a discrete provision of $0.5 million related to these costs in the period.

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act, referred to herein as the CARES Act, as a response to the economic uncertainty resulting from the 2019 novel coronavirus pandemic. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense for tax, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, referred to herein as the U.S. Tax Act, for qualified improvement property. As of March 31, 2020, the Company expects that these provisions will not have a material impact as the Company has no net operating losses or AMT credits that would fall under these provisions and does not expect interest expense to be limited. The ultimate impact of the CARES Act may differ from this estimate due to changes in interpretations and assumptions, guidance that may be issued and actions the Company may take in response to the CARES Act. The CARES Act is highly detailed and the Company will continue to assess the impact that various provisions will have on its business.

Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, the Company estimates deferred tax assets, current tax liabilities and deferred tax liabilities, and the Company assesses temporary differences resulting from differing treatment of items for tax and accounting purposes. As of March 31, 2020, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary (this entity has historical tax losses) and for a portion of its California and Massachusetts state net operating losses. The Company concluded it was not more likely than not that these deferred tax assets are realizable.

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

Although the Company believes its tax estimates are appropriate, the final determination of tax audits could result in material changes in its estimates. The Company has recorded a liability related to uncertain tax positions of $10.3 million and $10.9 million as of December 31, 2019 and March 31, 2020, respectively. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision, which was $44,000 and $0.3 million of interest expense for the three months ended March 31, 2019 and 2020, respectively.

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

The Company paid cash dividends per share during the year ended December 31, 2019 as follows:

	Year Ended December 31, 2019
	Dividends Per Share	Amount (in millions)
First quarter	$0.325	$16.5
Second quarter	0.325	16.2
Third quarter	0.325	16.0
Fourth quarter	0.325	15.9
Total cash dividends paid	$1.30	$64.6

For the three months ended March 31, 2019, the Company repurchased 713,985 shares of its common stock at an average price of $81.00 per share, for a total cost of $57.8 million.

10. Stock-Based Compensation

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

As of March 31, 2020, 35,039 stock options were outstanding with a weighted average exercise price of $30.09, aggregate intrinsic value of $1.9 million and weighted average remaining contractual term of approximately two years. The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $83.28 per share on March 31, 2020 and the exercise price of the options.

During the three months ended March 31, 2020, the Company granted the following restricted stock unit awards:

Number of Restricted Stock Units
Type of Award	(In thousands)
Time-based (1)	46

(1)	Time-based restricted stock units generally vest one-third every year for three years and are valued on the grant date using the grant date closing price of the underlying shares.

The following table summarizes restricted stock unit activity during the three months ended March 31, 2020 (shares in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2020	1,787	$88.93
Restricted stock units granted	46	85.40
Restricted stock units vested	(65)	94.10
Restricted stock units forfeited	(62)	89.66
Unvested as of March 31, 2020	1,706	$88.62

Included in the table above are 143,711 restricted stock units with market-based vesting conditions and 58,636 restricted stock units with performance-based vesting conditions outstanding as of March 31, 2020.

For restricted stock units, the Company recognizes stock-based compensation expense on a straight-line basis over the requisite service period, which is generally three years. For performance-based restricted stock units, the Company is required to estimate the attainment expected to be achieved related to the defined performance goals and the number of performance-based restricted stock units that will ultimately be awarded in order to recognize the stock-based compensation expense over the vesting period. For market-based restricted stock units, stock-based compensation expense is recognized on a straight-line basis over the requisite service period and is recognized, regardless of the actual number of awards that are earned, based on the fair value of the market-based restricted stock units at the date of grant.

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

The Company used the Black-Scholes-Merton (BSM) option valuation model to estimate the fair value of the purchase right under the ESPP on the date of grant using the following assumptions:

For the Offering Period
Dec 1, 2019 - May 31, 2020
Expected volatility factor	32.06%
Risk free interest rate	1.61%
Expected dividend yield	1.67%
Expected life (in years)	0.5

Expected volatility is based on the historical volatility of the Company’s common stock for a period of years corresponding with the expected life of the option. The risk-free interest rate is based on the U.S Treasury yield curve at the time of grant for securities with a maturity period similar to the expected life of the option. The expected dividend yield is based on the Company’s annual dividend yield payout to the extent it pays a quarterly dividend on its common stock. The expected life is based on the term of the purchase period for the grants made under the ESPP. The Company uses the straight-line attribution approach to record the expense over the offering period. Stock-based compensation expense for the ESPP for the three months ended March 31, 2020 was $0.9 million.

As of March 31, 2020, 5.1 million shares remained available for grant under the 2009 plan and 1.4 million shares for issuance under the ESPP.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table:

	Three Months Ended March 31,
	2019	2020
	(In thousands)
Cost of revenue	$980	$1,258
Research and development (1)	4,075	4,656
Sales and marketing (1)	3,778	4,473
General and administrative	6,198	6,474
Total stock-based compensation expense	$15,031	$16,861

(1)

The stock-based compensation expense disclosure reported in the table above for the three months ended March 31, 2019 includes a disclosure correction from research and development to sales and marketing of $0.630 million.

As of March 31, 2020, there was approximately $93.4 million of total unrecognized share-based compensation cost related to unvested restricted stock awards which are expected to be recognized over a weighted average period of 1.0 year.

11. Commitments and Contingencies

Litigation — The Company routinely assesses its current litigation and/or threatened litigation as to the probability of ultimately incurring a liability, and records its best estimate of the ultimate loss in situations where the Company assesses the likelihood of loss as probable.

Since the announcement of the Merger, six putative class action complaints have been filed by and purportedly on behalf of alleged Company stockholders – three in the United States District Court for the District of Delaware, captioned Stein v. LogMeIn, Inc., et al., (Case No. 1:20-cv-00098), filed January 22, 2020; Carter v. LogMeIn, Inc., et al., (Case No. 1:20-cv-00124), filed January 24, 2020; and Thompson v. LogMeIn, Inc., et. al., (Case No. 1:20-cv-00129), filed January 27, 2020, and two in the United States District Court for the Southern District of New York, captioned Ford v. LogMeIn, Inc., et al., (Case No. 1:20-cv-00582), filed January 22, 2020; and Rosenfeld v. LogMeIn, Inc. et. al., (Case No. 1:20-cv-00981), filed February 5, 2020; and one in the United States District Court for the District of Massachusetts, captioned Abrams v. LogMeIn, Inc., et al., (Case No. 1:20-cv-10272), filed February 12, 2020 (together, the “Actions”). The Actions name as defendants, the Company, its President and Chief Executive Officer and its Board of Directors. The Actions allege, among other things, that all defendants violated provisions of the Exchange Act insofar as the proxy statement preliminarily filed by the Company on January 17, 2020 or the definitive proxy statement on Schedule 14A filed by the Company on February 7, 2020 (together, the “Proxy Statement”) allegedly omitted material information with respect to the transactions contemplated therein, thereby rendering the Proxy Statement false and misleading. The Actions seek, among other things, injunctive relief, rescissory damages, declaratory judgment and an award of plaintiffs’ fees and expenses. On March 2, 2020, prior to the Company’s Special Meeting of Stockholders held on March 12, 2020, the Company filed a Current Report on Form 8-K which supplemented the disclosure provided in the Proxy Statement as had been requested by the plaintiffs. On March 17, 2020, the complaint entitled Abrams v. LogMeIn, Inc. was voluntarily dismissed by the plaintiff. The Company continues to believe the claims asserted in the remaining complaints are without merit and intends to defend them vigorously.

On August 31, 2017, 9Six Comercio e Serviços de Telecomunicações Ltda., or 9Six, filed a claim against Jive Telecomunicações do Brasil Ltda., or Jive Brasil, a subsidiary of Jive Communications, Inc., or Jive USA, in the 27th Civil Court of Sao Paulo. The claim relates to a commercial dispute regarding unpaid commission fees arising from a reseller agreement executed between 9Six and Jive Brasil in September 2016.  In February 2018, 9Six filed additional claims against Jive Brasil alleging lost profits and punitive damages resulting from Jive Brasil’s termination of the reseller agreement. In April 2018, the Company acquired Jive USA. As a result, Jive Brasil became an indirect subsidiary of the Company, and the Company inherited this litigation. On June 7, 2019, the 27th Civil Court in Sao Paulo, Brazil awarded damages against Jive Brasil in the amount of approximately R$46.3 million Brazilian reais plus interest and attorneys’ fees, or approximately $10.7 million USD as of March 31, 2020. On August 8, 2019, the Company filed an appeal of the court’s decision with the Sao Paulo State Court of Appeal. The Company continues to believe that Jive Brasil has meritorious defenses to these claims and intends to vigorously defend against these claims on appeal. Due to the court’s June 7, 2019 decision, the Company now believes that a loss contingency in the range of zero to $10.7 million USD as of March 31, 2020 is reasonably possible. However, as the Company believes the loss contingency is not probable, no accrual has been recorded as of March 31, 2020. The Company has notified the shareholder representative for Jive USA that it intends to seek indemnification for this matter, which the Company believes is available pursuant to the terms of the merger agreement entered into between the Company and Jive USA in February 2018.

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

12. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation. The Company has determined that the undistributed earnings related to outside basis differences inherent in its foreign subsidiaries will continue to be indefinitely reinvested outside of the United States. The Company has also determined that 100% of the current and prior year earnings and foreign currency translation adjustments related to those earnings of its foreign subsidiaries will not be permanently invested outside the United States (except for India). Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and, as of December 31, 2019 and March 31, 2020, was comprised of cumulative translation adjustment gains of $0.7 million and cumulative translation losses of $3.5 million, respectively. There were no material reclassifications to earnings in the three months ended March 31, 2019 and 2020.

13. Credit Facility

On February 1, 2017, the Company entered into an Amended and Restated Credit Agreement, or the Amended Credit Agreement, which increased the Company’s secured revolving credit facility from $150 million to $400 million in the aggregate and permits the Company to increase the revolving credit facility and/or enter into one or more tranches of term loans up to an additional $200 million. On March 23, 2018, the Company entered into a borrower accession agreement with its wholly-owned subsidiary, LogMeIn USA, Inc. and JPMorgan Chase Bank, N.A. acting in its capacity as administrative agent, pursuant to which LogMeIn USA, Inc. became a borrower under the Company’s existing multi-currency Amended Credit Agreement. The credit facility matures February 1, 2022. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty. The Company and its subsidiaries expect to use the credit facility for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses and for working capital. On April 2, 2018, the Company borrowed $200.0 million under the Amended Credit Agreement to partially fund the acquisition of Jive, described further in Note 4 to the condensed consolidated financial statements. The Company had an outstanding debt balance of $200.0 million as of March 31, 2020. Pursuant to the terms of the Amended Credit Agreement, in the event of a change in control such as the Merger, any amounts outstanding, including any interest accrued thereon, shall become immediately due and payable in full.

Loans under the Amended Credit Agreement bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company, as described below. As of April 20, 2020, the annual rate on the $200.0 million outstanding debt balance was 2.0%, which will reset on May 20, 2020. The average interest rate on borrowings outstanding for the period ending March 31, 2020 was 2.836%. The quarterly commitment fee on the undrawn portion of the credit facility ranges from 0.15% to 0.30% per annum, based upon the Company’s total leverage ratio.

The Amended Credit Agreement contains customary affirmative and negative covenants, subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Amended Credit Agreement. As of March 31, 2020, the Company was in compliance with all financial and operating covenants of the Amended Credit Agreement.

Any failure to comply with the financial or operating covenants of the Amended Credit Agreement would prevent the Company from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility.

As of December 31, 2019 and March 31, 2020, the Company had $1.1 million and $1.0 million, respectively, of origination costs recorded in other assets on the accompanying condensed consolidated balance sheet. The Company presents debt issuance costs related to the revolving debt arrangement as an asset and subsequently amortizes the deferred debt issuance costs ratably over the term of the credit facility.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the related notes thereto included elsewhere in this Quarterly Report on Form 10-Q and the audited condensed consolidated financial statements and notes thereto and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2019 included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or SEC, on February 14, 2020. This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are often identified by the use of words such as “may,” “will,” “expect,” “believe,” “anticipate,” “intend,” “could,” “estimate,” or “continue,” and similar expressions or variations. Such forward-looking statements are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section titled “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q and elsewhere in this Report. The forward-looking statements in this Quarterly Report on Form 10-Q represent our views as of the date of this Quarterly Report on Form 10-Q. We anticipate that subsequent events and developments will cause our views to change. However, while we may elect to update these forward-looking statements at some point in the future, we have no current intention of doing so except to the extent required by applicable law. You should, therefore, not rely on these forward-looking statements as representing our views as of any date subsequent to the date of this Quarterly Report on Form 10-Q.

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

COVID-19

We are closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, pandemic on all aspects of our business.

In the first quarter of 2020, we took a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees, including suspending all non-essential travel worldwide for our employees, temporarily closing our worldwide offices and requiring all employees to work remotely.

In March 2020, we experienced an increase in demand for our services as more people around the world practiced social distancing and more employees were forced to work remotely. As a result of increased sales, the deferred revenue contribution to cash flows from operations was $24 million and $49 million for the three months ended March 31, 2019 and 2020, respectively, an increase of $25 million, and we ended the quarter with a deferred revenue balance of $451 million. However, going forward we expect there to be significant volatility in customer demand and buying habits as the pandemic continues and the resulting economic impacts are felt.

In early March, the Company also introduced free Emergency Remote Work Kits to help communities and those on the frontline who are directly combatting the virus and/or struggling to adapt to working remotely. We have offered these complimentary kits to schools (both K-12 and higher education), health care organizations, public municipalities, and non-profits. To date, over 5,000 Emergency Remote Work Kits have been deployed, which has also contributed to the increased usage of our services during the quarter.

We are also incurring additional costs and making additional investments in order to meet the demands of increased customer usage of our services and to expand the capacity of our global infrastructure. If this increased customer demand and usage of our services continues, we expect our cost of revenue to increase and our gross margins to be negatively impacted.

This situation is changing rapidly, and additional impacts may arise that we are not aware of currently. We recommend that you review Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for a complete description of the material risks we currently face.

Merger Agreement

In December 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Logan Parent, LLC, or Parent, and Logan Merger Sub, Inc., a wholly owned subsidiary of Parent, or Merger Sub. Pursuant to the terms of the Merger Agreement, Merger Sub would merge with and into LogMeIn, which we refer to herein as the Merger. Parent and Merger Sub are controlled by Francisco Partners, a technology-focused global private equity firm, and Evergreen Coast Capital Corp., the technology-focused global private equity affiliate of Elliott Management Corporation, an investment management firm. Assuming the satisfaction of the conditions set forth in the Merger Agreement, we currently expect the Merger to close in mid-2020. In the first quarter of 2020, our stockholders adopted the Merger Agreement at a special meeting of stockholders and we recorded $2.3 million of Merger-related costs.

Operating Results

In the three months ended March 31, 2020, we recognized revenues of $322.4 million and generated cash flows from operating activities of $88.0 million, and we ended the quarter with $189.6 million of cash and cash equivalents and $200.0 million of outstanding borrowings under our credit facility. We recorded a net loss of $11.3 million in the three months ended March 31, 2020, including amortization of acquired intangible assets of $52.7 million, a restructuring charge of $18.5 million, acquisition-related costs of $2.5 million for retention-based bonuses primarily related to our acquisition of Jive Communications, Inc., or Jive, and our 2019 acquisitions, and Merger-related costs of $2.3 million.

Restructuring Plan

On February 7, 2020, our Board of Directors approved a global restructuring plan, including a reduction in force which will result in the termination of approximately 7% of our workforce and the consolidation of certain leased facilities. By restructuring, we intend to streamline our organization and reallocate resources to better align with our current strategic goals. We expect to incur pre-tax restructuring charges of approximately $22 million and to substantially complete the restructuring by the end of fiscal year 2020. The pre-tax restructuring charges are comprised of approximately $20 million in one-time employee termination benefits and $2 million for facilities-related and other costs. In the first quarter of 2020, we recorded a restructuring charge of $18.5 million for termination benefits and related costs associated with approximately 265 employees.

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

•

Failure to complete the previously announced Merger could adversely impact the market price of our common stock as well as our business and operating results. This risk, as well as risks associated with the Merger, are identified further in “Risk Factors – Risks Related to the Merger” of this Quarterly Report on Form 10-Q and elsewhere in this report.

•

While the COVID-19 pandemic has not had an adverse impact on our operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may materially and adversely affect our results of operations, cash flows and financial position.

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

•

We believe if customer demand and usage of our services continues at levels similar to those exhibited at the end of March 2020 or continues to increase, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses will increase in absolute dollar amounts. For a description of the general trends in various expense categories, see “Cost of Revenue and Operating Expenses” below.

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

We calculate our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. For the three months ended March 31, 2020, our gross renewal rate was approximately 80%. We will continue to monitor and assess our renewal rate calculation and methodology to ensure that it is appropriate. While the COVID-19 pandemic has not had an adverse impact on our revenue to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving and could negatively impact our future renewal rates.

Revenue by product grouping is as follows:

	Three Months Ended March 31,
	2019	2020
	(In thousands)
Revenues:
Unified communications and collaboration	$169,957	$173,687
Identity and access management	94,179	105,581
Customer engagement and support	43,564	43,115
Total revenue	$307,700	$322,383

Employees

Our number of full-time employees was 3,936 at March 31, 2020, compared to 3,974 at December 31, 2019 and 3,554 at March 31, 2019.

Cost of Revenue and Operating Expenses

We allocate certain overhead expenses, such as rent, utilities and information technology, to expense categories primarily based on headcount allocation. As a result, an overhead allocation associated with these costs is reflected in cost of revenue and each operating expense category.

Cost of Revenue. Cost of revenue consists primarily of costs associated with our data center operations and customer support centers. Included in these costs are wages and benefits for personnel, telecommunications, hosting fees, hardware and software maintenance costs, outsourced customer support staffing costs, telecommunications product costs, and depreciation associated with our data centers. Additionally, amortization expense associated with the acquired software, technology, and internally developed software to be sold as a service is included in cost of revenue. The expenses related to hosting our services and supporting our free and premium customers are dependent on the number of customers who subscribe to our services and the complexity and redundancy of our services, the level of usage of our services by our customers, and hosting infrastructure.

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, retention-based bonus expense related to our acquisitions, facility expense, cloud computing services, consulting fees associated with outsourced development projects, travel-related costs for development personnel, and depreciation of assets used in development. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. More than half of our research and development employees are located internationally in our development centers in Hungary, Germany, Canada, Israel and India. Therefore, a large portion of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized costs of $8.9 million and $10.3 million for the three months ended March 31, 2019 and 2020, respectively, related to internally developed software to be sold as a service, which were incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will remain relatively constant as a percentage of revenue.

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

Revenue Recognition. We derive our revenue primarily from subscription fees for our premium services, usage fees from our audio services, and, to a lesser extent, the sale or lease of telecommunications equipment. Revenue is reported net of applicable sales and use tax, value-added tax and other transaction taxes imposed on the related transaction including mandatory government charges that are billed to our customers. Revenue is recognized when control of these services or products are transferred to our customers, in an amount that reflects the consideration we expect to be entitled to in exchange for the contract’s performance obligations.

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

Results of Consolidated Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated (dollar amounts in thousands):

	Three Months Ended March 31,
	2019		2020
	Amount	Percent of Revenue	Amount	Percent of Revenue	Percent Change
Revenue	$307,700	100%	$322,383	100%	5%
Cost of revenue	77,688	25%	84,878	26%	9%
Gross profit	230,012	75%	237,505	74%	3%
Operating expenses
Research and development	40,717	13%	39,879	12%	(2)%
Sales and marketing	114,634	37%	126,210	39%	10%
General and administrative	33,886	11%	33,699	11%	(1)%
Restructuring charge	8,474	3%	18,541	6%	119%
Amortization of acquired intangibles	39,499	13%	33,328	10%	(16)%
Total operating expenses	237,210	77%	251,657	78%	6%
Income (loss) from operations	$(7,198)	(2)%	$(14,152)	(4)%	(97)%

	As of March 31,		Percent
	2019	2020	Change
Employees:
Cost of revenue	741	890	20%
Research and development	1,153	1,221	6%
Sales and marketing	1,180	1,304	11%
General and administrative	480	521	9%
Total headcount at end of period	3,554	3,936

Three Months Ended March 31, 2019 and 2020

Revenue. Revenue increased $14.7 million, or 5% from $307.7 million for the three months ended March 31, 2019 to $322.4 million for the three months ended March 31, 2020. This revenue increase is derived primarily from our identity and access management products and, to a lesser extent, our unified communications and collaboration products.

Cost of Revenue. Cost of revenue increased $7.2 million, or 9%, from $77.7 million for the three months ended March 31, 2019 to $84.9 million for the three months ended March 31, 2020 and as a percentage of revenue was 25% and 26%, respectively. Cost of revenue for the three months ended March 31, 2019 and 2020 includes amortization of acquired intangible assets of $21.0 million and $19.4 million, respectively. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized. Cost of revenue for the three months ended March 31, 2019 and 2020, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $16.8 million and $17.5 million, respectively; facility-related costs of $2.0 million and $2.1 million, respectively; depreciation, maintenance, and amortization of internally developed software of $15.0 million and $15.9 million, respectively; data center, telecommunications and cloud computing service costs of $14.8 million and $17.3 million, respectively; telecommunication product costs of $4.2 million and $7.9 million, respectively; professional services expense of $2.5 million and $1.8 million, respectively; and royalty expense of $1.0 million and $2.6 million, respectively. Increases in our variable usage-based expenses were primarily impacted by the increased demand and usage of our service in March 2020. Included in personnel-related costs in the three months ended March 31, 2019 and 2020 is $1.0 million and $1.3 million, respectively, of stock-based compensation expense.

Research and Development Expenses. Research and development expenses decreased $0.8 million, or 2%, from $40.7 million for the three months ended March 31, 2019 to $39.9 million for the three months ended March 31, 2020 and as a percentage of revenue was 13% and 12%, respectively. Research and development expenses for the three months ended March 31, 2019 and 2020, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $30.1 million and $29.1 million, respectively; facility-related costs of $2.9 million and $2.8 million, respectively; cloud computing services of $2.3 million and $3.3 million, respectively; depreciation and maintenance expense of $3.8 million and $3.7 million, respectively; and professional services expense of $1.5 million and $0.9 million, respectively. We capitalized $8.9 million and $10.3 million of research and development expenses during the three months ended March 31, 2019 and 2020, respectively, for internally developed software to be sold as a service incurred during the application development stage. Included in personnel-related costs in the three months ended March 31, 2019 and 2020 is $4.1 million and $4.7 million, respectively, of stock-based compensation expense and $1.6 million and $1.9 million, respectively, of acquisition-related retention-based bonuses.

Sales and Marketing Expenses. Sales and marketing expenses increased $11.6 million, or 10%, from $114.6 million for the three months ended March 31, 2019 to $126.2 million for the three months ended March 31, 2020 and as a percentage of revenue was 37% and 39%, respectively. This increase includes the impact of higher commission expense amortization in 2020 versus 2019 from the adoption of ASU 2014-09, Revenue from Contracts with Customers, on January 1, 2018, using the modified retrospective transition method which included the capitalization and amortization of incremental costs of obtaining contracts (commissions and fringe benefits). Sales and marketing expenses for the three months ended March 31, 2019 and 2020, includes personnel-related costs, including salary, commissions, bonus, recruiting, relocation, travel, training, benefits and taxes of $50.7 million and $62.9 million, respectively; marketing costs of $44.2 million and $39.7 million, respectively; credit card transaction fees of $6.1 million and $7.0 million, respectively; facility-related costs of $4.3 million in both periods; depreciation and maintenance expense of $5.4 million and $5.7 million, respectively; and professional services expense of $3.9 million and $6.4 million, respectively. Included in personnel-related costs in the three months ended March 31, 2019 and 2020 is $8.5 million and $14.3 million, respectively, of commissions expense, $3.8 million and $4.5 million, respectively, of stock-based compensation expense, and $0.7 million and $0.3 million, respectively, of acquisition-related retention-based bonuses.

General and Administrative Expenses. General and administrative expenses decreased $0.2 million, or 1%, from $33.9 million for the three months ended March 31, 2019 to $33.7 million for the three months ended March 31, 2020 and as a percentage of revenue was 11% in both periods. General and administrative expenses for the three months ended March 31, 2019 and 2020, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $22.6 million in both periods; professional services of $5.1 million and $4.0 million, respectively; facility-related costs of $2.2 million and $1.5 million, respectively; and depreciation and maintenance expense of $1.6 million and $2.1 million, respectively. General and administrative expenses for the three months ended March 31, 2019 and 2020 included acquisition-related costs of $1.4 million primarily related to the acquisition of Jive and the 2019 acquisitions and $2.3 million of Merger-related costs, respectively. Included in personnel-related costs for the three months ended March 31, 2019 and 2020 is $6.2 million and $6.5 million, respectively, of stock-based compensation expense and $0.5 million and $0.1 million of acquisition-related retention-based bonuses, respectively.

Restructuring Charge. We recorded restructuring charges of $8.5 million and $18.5 million in the three months ended March 31, 2019 and 2020, respectively, primarily attributable to one-time employee termination benefits and related costs.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $39.5 million and $33.3 million for the three months ended March 31, 2019 and 2020, respectively. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized.

Interest Income. Interest income was $0.7 million and $0.3 million for three months ended March 31, 2019 and 2020, respectively, and was primarily attributable to interest income earned on invested cash and cash equivalents.

Interest Expense. Interest expense was $2.1 million and $1.7 million for the three months ended March 31, 2019 and 2020, respectively, and was primarily associated with interest expense attributable to $200.0 million of borrowings under our credit facility used to partially fund the acquisition of Jive as well as the amortization of deferred financing fees.

Other Income (Expense), Net. Other expense, net was $0.3 million and other income, net was $0.4 million for the three months ended March 31, 2019 and 2020, respectively, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during those quarters.

Income Taxes. We recorded a provision for federal, state and foreign taxes of $0.1 million on a loss before income taxes of $8.9 million and a benefit for federal, state, and foreign taxes of $3.8 million on a loss before income taxes of $15.1 million for the three months ended March 31, 2019 and 2020, respectively. The effective income tax rates for the three months ended March 31, 2019 and 2020 were impacted by profits earned in certain foreign jurisdictions which are subject to lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the three months ended March 31, 2020 was also impacted by $2.3 million of Merger-related costs that are expected to be non-deductible for tax purposes. The Company recorded a discrete provision of $0.5 million related to these costs in the period. Our effective tax rate in the future will depend upon the proportion of income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. federal statutory rate, as well as several other factors, including excess tax benefits or shortfall tax provisions from share-based compensation and the impact of new legislation.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Three Months Ended March 31,
	2019	2020
	(In thousands)
Net cash provided by operating activities	$119,650	$87,999
Net cash provided by (used in) investing activities	(43,565)	(18,720)
Net cash provided by (used in) financing activities	(78,332)	(3,146)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,385)	(4,663)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(3,632)	$61,470

At March 31, 2020, our principal source of liquidity was cash and cash equivalents totaling $189.6 million, of which $111.5 million was held in the United States and $78.1 million was held by our international subsidiaries, and $200.0 million was outstanding under our revolving credit facility.

Cash Flows From Operating Activities

Net cash inflows from operating activities during the three months ended March 31, 2019 were mainly attributable to a $23.8 million increase in deferred revenue associated with upfront payments received from our customers, a $19.4 million increase in accrued liabilities, a $6.0 million decrease in accounts receivable, a $9.3 million increase in accounts payable and a $2.9 million decrease in prepaid and other current assets due to a decrease in prepaid taxes offset by an increase in deferred commissions. These cash inflows were partially offset by a $5.7 million decrease in other long-term liabilities due to the offset of the transition tax payable with U.S. federal prepaid taxes in accordance with the U.S. Tax Act, and a $6.7 million increase in other assets due primarily to an increase in long-term deferred commissions. Accrued liabilities included $6.6 million in restructuring-related accruals. Included in net cash inflows from operating activities were add-backs and reductions of non-cash charges, including $75.9 million for depreciation and amortization, $15.0 million for stock-based compensation expense, and $11.7 million benefit from deferred income taxes primarily attributable to the amortization of intangible assets which cannot be deducted for tax purposes.

Net cash inflows from operating activities during the three months ended March 31, 2020 were mainly attributable to a $48.5 million increase in deferred revenue associated with upfront payments received from our customers, which includes the impact of COVID-19 and the increased demand for our services in March 2020, and a $3.6 million increase in accrued liabilities. The increase in accrued liabilities is primarily due to a $15.2 million increase in accrued restructuring charges offset by $10.8 million in Merger-related payments. These cash inflows were partially offset by a $1.0 million increase in accounts receivable, a $8.6 million decrease in accounts payable, a $4.3 million increase in other assets and a $16.5 million increase in prepaid and other current assets due primarily to an increase in short and long-term deferred commissions. Included in net cash inflows from operating activities were add-backs and reductions of non-cash charges, including $69.2 million for depreciation and amortization, $16.9 million for stock-based compensation expense, and $9.8 million benefit from deferred income taxes primarily attributable to the amortization of intangible assets which cannot be deducted for tax purposes.

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

Net cash used in investing activities for the three months ended March 31, 2020 was primarily attributable to $10.3 million in intangible asset additions for capitalized costs related to internally developed software to be sold as a service which were incurred during the application development stage, and purchases of $8.4 million in property and equipment related to our internal IT infrastructure, data centers, and our offices.

Cash Flows From Financing Activities

Net cash used in financing activities for the three months ended March 31, 2019 was attributable to the purchase of $54.1 million of treasury stock, dividend payments to our stockholders of $16.5 million, and the payment of $7.8 million for payroll taxes related to the vesting of restricted stock units.

Net cash used in financing activities for the three months ended March 31, 2020 was attributable to the payment of $1.9 million for payroll taxes related to the vesting of restricted stock units and the payment of $1.3 million of acquisition-related contingent consideration.

We have available a multi-currency credit facility with a syndicate of banks, financial institutions and other lending entities that provides for a secured revolving line of credit of up to $400 million, which may be increased by an additional $200 million subject to further commitment from the lenders. The credit facility matures on February 1, 2022 and includes certain financial covenants with which we must comply. We expect to use the credit facility for general corporate purposes, including the potential acquisition of complementary products or businesses and for working capital (see Note 13 to our condensed consolidated financial statements for additional details). As of March 31, 2020, we had $200.0 million of outstanding borrowings under the credit facility. Pursuant to the terms of the credit agreement, in the event of a change in control such as the Merger, any amounts outstanding, including any interest accrued thereon, shall become immediately due and payable in full.

Future Expectations

At March 31, 2020, cash and cash equivalents totaled $189.6 million, of which $111.5 million was held in the United States and $78.1 million was held by our international subsidiaries. We believe that our current cash and cash equivalents, together with cash generated from operations and our credit facility, will be sufficient to meet our ongoing operations working capital and capital expenditure requirements.

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
•

“Non-GAAP operating income,” which we define as GAAP net income (loss) from operations adding back the impact of the fair value acquisition accounting adjustment on acquired deferred revenue, acquisition-related costs and amortization, Merger-related costs, litigation-related expense, stock-based compensation expense and restructuring charges;

•	“EBITDA,” which we define as GAAP net income (loss) excluding interest and other expense, net, income taxes and depreciation and amortization expenses;
•

“Adjusted EBITDA,” which we define as EBITDA adding back the impact of the fair value acquisition accounting adjustment on acquired deferred revenue, acquisition-related costs, Merger-related costs, litigation-related expense, stock-based compensation expense and restructuring charges;

•	“Non-GAAP other income (expense), net,” which we define as GAAP other income (expense), net excluding non-cash cumulative translation adjustment gains and losses;
•

“Non-GAAP provision for (benefit from) income taxes,” which we define as GAAP provision for (benefit from) income taxes excluding the tax impact from the fair value adjustment on acquired deferred revenue, acquisition-related costs and amortization, Merger-related costs, litigation-related expense, stock-based compensation expense, restructuring charges, the tax impact related to the enactment of the U.S. Tax Act and discrete integration-related tax items;

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

•	Depreciation and amortization expense relate to costs associated with the depreciation and amortization of fixed and intangible assets.
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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows:

	Three Months Ended March 31,
	2019	2020
	(in thousands)
GAAP Revenue	$307,700	$322,383
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	418	—
Non-GAAP Revenue	$308,118	$322,383

	Three Months Ended March 31,
	2019	2020
	(In thousands, except per share data)
GAAP Net income (loss) from operations	$(7,198)	$(14,152)
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	418	—
Stock-based compensation expense	15,031	16,861
Acquisition-related costs	3,924	2,463
Merger-related costs	—	2,253
Restructuring charge	8,474	18,541
Litigation-related expenses	163	920
Amortization of acquired intangibles	60,469	52,686
Non-GAAP Operating income	81,281	79,572
Interest and other income (expense), net	(1,742)	(974)
Non-GAAP Income before income taxes	79,539	78,598
Non-GAAP Provision for income taxes	(19,686)	(19,421)
Non-GAAP Net income	$59,853	$59,177
GAAP Net income (loss) per share	$(0.18)	$(0.23)
Non-GAAP Net income per diluted share	$1.17	$1.21
Weighted average shares outstanding, diluted	50,990	49,098

	Three Months Ended March 31,
	2019	2020
	(in thousands)
GAAP Net income (loss)	$(9,039)	$(11,285)
Add Back:
Interest and other income (expense), net	1,742	974
Income tax provision (benefit)	99	(3,841)
Amortization of acquired intangibles	60,469	52,686
Depreciation and amortization expense	15,475	16,559
EBITDA	68,746	55,093
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	418	—
Stock-based compensation expense	15,031	16,861
Acquisition-related costs	3,924	2,463
Merger-related costs	—	2,253
Restructuring charge	8,474	18,541
Litigation-related expenses	163	920
Adjusted EBITDA	$96,756	$96,131

	Three Months Ended March 31,
	2019	2020
	(In thousands)
GAAP Cash flows from operations	$119,650	$87,999
Add Back:
Litigation-related payments	14	565
Acquisition retention-based bonus payments	1,463	3,286
Restructuring payments	1,894	3,642
Merger-related payments	—	10,806
Acquisition-related payments	814	503
Adjusted cash flows from operations	123,835	106,801
Less:
Purchases of property and equipment	(12,187)	(8,401)
Intangible asset additions	(8,915)	(10,319)
Adjusted free cash flow	$102,733	$88,081

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

The commitments in the table above consist of lease payments for our corporate headquarters located in Boston, Massachusetts, our other United States locations and our international locations.

Our purchase orders represent authorizations to purchase rather than binding agreements and therefore are not included in the table above. The contractual commitment amounts in the table above are associated with agreements that are enforceable and legally binding. Obligations under contracts that we can cancel without significant penalty are not included in the table above.

As of March 31, 2020, we had letters of credit and bank guarantees of $8.8 million (of which $1.8 million was collateralized and classified as restricted cash), primarily related to our corporate headquarters in Boston, Massachusetts.

New Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Polices” to the condensed consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as our non-U.S. sales are recorded by our subsidiaries located in Ireland, the United Kingdom, Australia, Canada, Brazil and Mexico and as we incur significant operating expenses in our foreign subsidiaries including our research and development facilities in Hungary, Germany and Canada and our sales and marketing operations in Ireland, Germany, the United Kingdom, Australia and Brazil. For the three months ended March 31, 2019 and 2020, 22% of our revenues were generated by customers outside of the United States in both periods and 24% of our operating expenses occurred in our international operations in both periods.

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

As of December 31, 2019 and March 31, 2020, we had outstanding forward contracts with notional amounts equivalent to the following:

	December 31, 2019	March 31, 2020
Currency Hedged	(In thousands)
Euro / U.S. Dollar	$3,503	$4,794
British Pound / U.S. Dollar	858	594
Euro / Hungarian Forint	3,139	3,364
U.S. Dollar / Canadian Dollar	1,810	1,987
Total	$9,310	$10,739

Net realized and unrealized foreign currency gains and losses was a net loss of $0.3 million for the three months ended March 31, 2019, and a net gain of $0.4 million for the three months ended March 31, 2020, which are included in other income (expense), net in the condensed consolidated statements of operations. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in foreign currency gains and losses was a net loss of $0.5 million and $0.1 million for the three months ended March 31, 2019 and 2020, respectively.

At March 31, 2020, cash and cash equivalents totaled $189.6 million, of which $111.5 million was held in the United States and $78.1 million was held by our international subsidiaries. Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. Our condensed consolidated cash balances were impacted unfavorably by $1.4 million and $4.7 million for the three months ended March 31, 2019 and 2020, respectively, due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro.

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

Interest expense on borrowings under our credit facility is sensitive to changes in interest rates. As of March 31, 2020, we had $200.0 million outstanding under our variable-rate credit facility. Interest rates on this loan will be adjusted at each rollover date to the extent such amounts are not repaid. As of March 31, 2020, the annual rate on the loan was 1.875%. If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $2.0 million. This hypothetical change in cash flows and earnings has been calculated based on borrowings outstanding at March 31, 2020 and a 100 basis point per annum change in interest rate applied over a one-year period.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

Since the announcement of the Merger, six putative class action complaints have been filed by and purportedly on behalf of our alleged stockholders – three in the United States District Court for the District of Delaware, captioned Stein v. LogMeIn, Inc., et al., (Case No. 1:20-cv-00098), filed January 22, 2020; Carter v. LogMeIn, Inc., et al., (Case No. 1:20-cv-00124), filed January 24, 2020; and Thompson v. LogMeIn, Inc., et. al., (Case No. 1:20-cv-00129), filed January 27, 2020, and two in the United States District Court for the Southern District of New York, captioned Ford v. LogMeIn, Inc., et al., (Case No. 1:20-cv-00582), filed January 22, 2020; and Rosenfeld v. LogMeIn, Inc. et. al., (Case No. 1:20-cv-00981) filed February 5, 2020; and one in the United States District Court for the District of Massachusetts, captioned Abrams v. LogMeIn, Inc., et al., No. 1:20-cv-10272, filed February 12, 2020 (together, the “Actions”). The Actions name as defendants, LogMeIn, our President and Chief Executive Officer and our Board of Directors. The Actions allege, among other things, that all defendants violated provisions of the Exchange Act insofar as the proxy statement preliminarily filed on January 17, 2020 or the definitive proxy statement on Schedule 14A filed on February 7, 2020 (together, the “Proxy Statement”) allegedly omitted material information with respect to the transactions contemplated therein, thereby rendering the Proxy Statement false and/or misleading. The Actions seek, among other things, injunctive relief, rescissory damages, declaratory judgment and an award of plaintiffs’ fees and expenses. On March 2, 2020, prior to our Special Meeting of Stockholders held on March 12, 2020, we filed a Current Report on Form 8-K which supplemented the disclosure provided in the Proxy Statement as had been requested by the plaintiffs. On March 17, 2020, the complaint entitled Abrams v. LogMeIn, Inc. was voluntarily dismissed by the plaintiff. We continue to believe the claims asserted in the remaining Actions are without merit and intend to defend them vigorously.

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

On August 31, 2017, 9Six Comercio e Serviços de Telecomunicações Ltda., or 9Six, filed a claim against Jive Telecomunicações do Brasil Ltda., or Jive Brasil, a subsidiary of Jive Communications, Inc., or Jive USA, in the 27th Civil Court of Sao Paulo. The claim relates to a commercial dispute regarding unpaid commission fees arising from a reseller agreement executed between 9Six and Jive Brasil in September 2016.  In February 2018, 9Six filed additional claims against Jive Brasil alleging lost profits and punitive damages resulting from Jive Brasil’s termination of the reseller agreement. In April 2018, we acquired Jive USA. As a result, Jive Brasil became our indirect subsidiary and we inherited this litigation. On June 7, 2019, the 27th Civil Court in Sao Paulo, Brazil awarded damages against Jive Brasil in the amount of approximately R$46.3 million Brazilian reais plus interest and attorneys’ fees, or approximately $10.7 million USD as of March 31, 2020. On August 8, 2019, we appealed the lower court’s decision with the Sao Paulo State Court of Appeal. We continue to believe that Jive Brasil has meritorious defenses to these claims and intend to vigorously defend against these claims on appeal. We have notified the shareholder representative for Jive USA that we intend to seek indemnification for this matter, which we believe is available pursuant to the terms of the merger agreement that we entered into with Jive USA in February 2018.

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

RISKS RELATED TO THE MERGER

The proposed Merger is subject to the satisfaction of closing conditions, including government consents and approvals, some or all of which may not be satisfied or completed within the expected timeframe, if at all.

The closing of the Merger is subject to various conditions, including without limitation (i) the absence of any order, injunction or law prohibiting the closing of the Merger; (ii) the receipt of communications regulatory approvals from the Federal Communications Commission and certain state public utility commissions as described in the Merger Agreement; and (iii) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications, and compliance with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger. In addition, the obligation of Parent and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of a Company Material Adverse Effect (as defined in the Merger Agreement) that is continuing.

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

The proposed Merger may not be completed within the expected timeframe, or at all, as a result of various factors and conditions, some of which may be beyond our control. If the Merger is not completed for any reason, our stockholders will not receive any payment for their shares of our common stock in connection with the Merger. Instead, we will remain as a public company, our common stock will continue to be listed and traded on the Nasdaq Global Select Market and registered under the Exchange Act of 1934, as amended, or the Exchange Act, and we will be required to continue to file periodic reports with the SEC. Moreover, our ongoing business may be materially adversely affected, and we would be subject to a number of risks, including the following:

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

RISKS RELATED TO OUR BUSINESS

Our results of operations may be negatively impacted by the coronavirus outbreak.

We are closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, on all aspects of our business. In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. While the COVID-19 pandemic has not had a material adverse impact on our operations to date, the future impacts of the pandemic and any resulting economic impact are largely unknown and rapidly evolving. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may materially and adversely affect our results of operations, cash flows and financial position.

The COVID-19 pandemic may prevent us from conducting business activities at full capacity for an indefinite period of time, including due to spread of the disease or due to shutdowns that are requested or mandated by governmental authorities. For example, we have taken precautionary measures intended to help minimize the risk of the virus to our employees which may disrupt our operations, including temporarily closing our offices worldwide and requiring all employees to work remotely, suspending all non-essential travel worldwide for our employees, and discouraging employee attendance at in-person work-related meetings. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including, but not limited to, cybersecurity risks, and impair our ability to effectively manage our business.

In addition, any economic downturn or recession resulting from the COVID-19 pandemic will likely impact demand for our services and adversely affect our operations. For example, while we have initially experienced an increase in demand for our services as people around the world practice social distancing and more employees are forced to work remotely, going forward we expect there to be significant volatility in customer demand and buying habits as the pandemic continues and the resulting economic impacts are felt.  Any economic downturn could also adversely impact the overall financial condition of our suppliers, vendors and other business partners, all of whom we depend on in order to operate our business and provide our services.

Further, our management team is focused on addressing the impacts of COVID-19 on our business, which has required and will continue to require, a large investment of their time and resources and may distract our management team or disrupt our 2020 operating plans. For example, in light of COVID-19, our management team is actively evaluating many of the investments and initiatives we had planned for 2020 in light of COVID-19. We have made, and will continue to evaluate, significant additional investments to expand the capacity of our global infrastructure to meet increased customer demand and we have selectively delayed investments in certain other planned initiatives, all of which could potentially impact our 2020 results.

The extent to which COVID-19 ultimately impacts our results of operations, cash flow and financial position will depend on future developments, which are uncertain and cannot be predicted, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken by governments and authorities to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of its global economic impact, including as a result of any recession that may occur. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Quarterly Report on Form 10-Q. For these reasons, the current level of uncertainty over the economic and operational impacts of COVID-19 means the impact on our results of operations, cash flows and financial position cannot be reasonably estimated at this time.

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

On February 7, 2020, our Board of Directors approved a global restructuring plan, including a reduction in force which will result in the termination of approximately 7% of our workforce and the consolidation of certain leased facilities. By restructuring, we intend to further streamline our organization and reallocate our resources to better align with our current strategic goals. We expect to substantially complete the restructuring by the end of fiscal year 2020. These restructuring activities may yield unintended consequences and costs, such as attrition beyond our intended reduction in force, the distraction of our employees and the risk that we may not achieve the anticipated benefits from the reduction in force, all of which may have a material adverse effect on our results of operations or financial condition.

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

We have a credit agreement with a syndicate of banks pursuant to which we have a $400 million secured revolving credit facility which is available to us through February 1, 2022, at which time any amounts outstanding will be due and payable in full. On April 2, 2018, we borrowed $200 million under the credit facility to partially fund our acquisition of Jive Communications, Inc., which amount remained outstanding as of March 31, 2020. We may wish to borrow amounts under the facility in the future for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses and for working capital. Pursuant to the terms of the credit agreement, in the event of a change in control such as the Merger, any amounts outstanding, including any interest accrued thereon, shall become immediately due and payable in full.

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

Generally accepted accounting principles in the United States, or GAAP, are subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting principles or interpretations could have a significant effect on our reported financial results for subsequent periods and prior periods, if retrospectively adopted. Additionally, the adoption of new standards may potentially require enhancements or changes in our systems and may require significant time and cost on behalf of our financial management. The prescribed periods of adoption of new standards and other pending changes in accounting principles generally accepted in the United States, are further discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations — New Accounting Pronouncements.”

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

During the period from our initial public offering in July 2009 through April 20, 2020, our common stock has traded as high as $134.80 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

•	our ability to complete the Merger
•	the success or failure of acquisitions as well as our ability to realize the anticipated growth opportunities and other financial and operating benefits therefrom;
•	fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	fluctuations in our recorded revenue, even during periods of significant sales order activity;
•	changes in estimates of our financial results or recommendations by securities analysts;
•	failure of any of our services to achieve or maintain market acceptance;
•	changes in market valuations of companies perceived to be similar to us;
•	announcements regarding changes to our current or planned products or services;

•	success of competitive companies, products or services;
•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•	announcements by us or our competitors of significant new services, contracts, acquisitions or strategic alliances;
•	regulatory developments in the United States, foreign countries or both;
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Sales of Unregistered Securities

We did not sell any unregistered securities in the three months ended March 31, 2020.

(b)	Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the three months ended March 31, 2020.

(c)	Purchases of Equity Securities

We did not purchase any equity securities in the three months ended March 31, 2020.

Item 6.	Exhibits

The exhibits listed in this Exhibit Index are filed (other than exhibits 32.1 and 32.2) as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Separation Agreement dated March 23, 2020 by and between the Registrant and Marc van Zadelhoff.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chef Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGMEIN, INC.

Date: April 24, 2020	By:	/s/ William R. Wagner
William R. Wagner
President & Chief Executive Officer
(Principal Executive Officer)

Date: April 24, 2020	By:	/s/ Edward K. Herdiech
Edward K. Herdiech
Chief Financial Officer
(Principal Financial Officer)