Form 10-Q
period 2020-06-30
LogMeIn, Inc.
filed 2020-07-29
CIK 1420302

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 27, 2020, there were 49,028,170 shares of the registrant’s Common Stock, par value $0.01 per share, outstanding.

LOGMEIN, INC.

LogMeIn, Inc.

Condensed Consolidated Balance Sheets

(In thousands, except per share data)

	December 31, 2019	June 30, 2020
ASSETS
Current assets:
Cash and cash equivalents	$128,005	$249,464
Accounts receivable (net of allowances of $3,744 and $4,078 as of December 31, 2019 and June 30, 2020, respectively)	107,595	108,959
Prepaid expenses and other current assets	89,351	103,585
Total current assets	324,951	462,008
Property and equipment, net	99,157	97,911
Operating lease assets	99,026	94,539
Restricted cash	1,883	1,796
Intangibles, net	840,427	736,107
Goodwill	2,414,287	2,414,229
Other assets	68,272	85,203
Deferred tax assets	7,994	9,090
Total assets	$3,855,997	$3,900,883
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$52,104	$43,965
Current operating lease liabilities	18,470	19,346
Accrued liabilities	161,996	151,198
Deferred revenue, current portion	390,087	448,755
Total current liabilities	622,657	663,264
Long-term debt	200,000	200,000
Deferred revenue, net of current portion	18,076	9,616
Deferred tax liabilities	170,482	151,684
Non-current operating lease liabilities	88,674	84,768
Other long-term liabilities	15,400	20,394
Total liabilities	1,115,289	1,129,726
Commitments and contingencies (Note 11)
Preferred stock, $0.01 par value — 5,000 shares authorized, 0 shares outstanding as of December 31, 2019 and June 30, 2020
Equity:
Common stock, $0.01 par value—145,000 shares authorized; 57,294 and 57,749 shares issued; and 48,573 and 49,028 outstanding as of December 31, 2019 and June 30, 2020, respectively	573	577
Additional paid-in capital	3,369,893	3,393,750
Retained earnings (accumulated deficit)	4,931	12,687
Accumulated other comprehensive income (loss)	684	(484)
Treasury stock, at cost - 8,721 shares	(635,373)	(635,373)
Total equity	2,740,708	2,771,157
Total liabilities and equity	$3,855,997	$3,900,883

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Operations

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Revenue	$313,064	$350,727	$620,764	$673,110
Cost of revenue	80,767	93,497	158,455	178,375
Gross profit	232,297	257,230	462,309	494,735
Operating expenses
Research and development	40,379	37,170	81,096	77,049
Sales and marketing	120,825	121,521	235,459	247,731
General and administrative	34,539	30,291	68,425	63,990
Restructuring charge	956	3,032	9,430	21,573
Amortization of acquired intangibles	39,390	33,287	78,889	66,615
Total operating expenses	236,089	225,301	473,299	476,958
Income (loss) from operations	(3,792)	31,929	(10,990)	17,777
Interest income	415	225	1,076	492
Interest expense	(2,126)	(1,132)	(4,269)	(2,812)
Other income (expense), net	(107)	(374)	(367)	65
Income (loss) before income taxes	(5,610)	30,648	(14,550)	15,522
(Provision for) benefit from income taxes	(912)	(11,607)	(1,011)	(7,766)
Net income (loss)	$(6,522)	$19,041	$(15,561)	$7,756
Net income (loss) per share:
Basic	$(0.13)	$0.39	$(0.31)	$0.16
Diluted	$(0.13)	$0.39	$(0.31)	$0.16
Weighted average shares outstanding:
Basic	49,768	48,887	50,201	48,744
Diluted	49,768	49,186	50,201	49,189
Cash dividends declared and paid per share:	$0.325	$—	$0.65	$—

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
Net income (loss)	$(6,522)	$19,041	$(15,561)	$7,756
Other comprehensive gain (loss):
Net translation gains (losses)	2,872	3,058	247	(1,168)
Comprehensive income (loss)	$(3,650)	$22,099	$(15,314)	$6,588

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Equity

(In thousands)

	Three Months Ended June 30, 2019
	Common Stock			Retained	Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Earnings (accumulated deficit)	Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at April 1, 2019	50,166	$569	$3,322,862	$58,487	$(492)	$(486,490)	$2,894,936
Issuance of common stock upon exercise of stock options	1	—	41	—	—	—	41
Net issuance of common stock upon vesting of restricted stock units	238	2	(8,867)	—	—	—	(8,865)
Stock-based compensation	—	—	18,203	—	—	—	18,203
Treasury stock	(839)	—	—	—	—	(66,038)	(66,038)
Dividends on common stock	—	—	—	(16,182)	—	—	(16,182)
Net income (loss)	—	—	—	(6,522)	—	—	(6,522)
Cumulative translation adjustments	—	—	—	—	2,872	—	2,872
Balance at June 30, 2019	49,566	$571	$3,332,239	$35,783	$2,380	$(552,528)	$2,818,445

	Six Months Ended June 30, 2019
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2019	50,692	$567	$3,316,603	$84,043	$2,133	$(428,658)	$2,974,688
Issuance of common stock upon exercise of stock options	2	—	82	—	—	—	82
Net issuance of common stock upon vesting of restricted stock units	425	4	(17,680)	—	—	—	(17,676)
Stock-based compensation	—	—	33,234	—	—	—	33,234
Treasury stock	(1,553)	—	—	—	—	(123,870)	(123,870)
Dividends on common stock	—	—	—	(32,699)	—	—	(32,699)
Net income (loss)	—	—	—	(15,561)	—	—	(15,561)
Cumulative translation adjustments	—	—	—	—	247	—	247
Balance at June 30, 2019	49,566	$571	$3,332,239	$35,783	$2,380	$(552,528)	$2,818,445

	Three Months Ended June 30, 2020
	Common Stock			Retained	Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Earnings (accumulated deficit)	Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at April 1, 2020	48,619	$573	$3,384,902	$(6,354)	$(3,542)	$(635,373)	$2,740,206
Issuance of common stock upon exercise of stock options	6	—	266	—	—	—	266
Net issuance of common stock upon vesting of restricted stock units	304	3	(11,354)	—	—	—	(11,351)
Issuance of common stock for employee stock purchase plan	99	1	6,504	—	—	—	6,505
Stock-based compensation	—	—	13,432	—	—	—	13,432
Net income (loss)	—	—	—	19,041	—	—	19,041
Cumulative translation adjustments	—	—	—	—	3,058	—	3,058
Balance at June 30, 2020	49,028	$577	$3,393,750	$12,687	$(484)	$(635,373)	$2,771,157

	Six Months Ended June 30, 2020
	Common Stock				Accumulated
	Number of Shares	Amount	Additional Paid-In Capital	Retained Earnings	Other Comprehensive Income (Loss)	Treasury Stock	Total Equity
Balance at January 1, 2020	48,573	$573	$3,369,893	$4,931	$684	$(635,373)	$2,740,708
Issuance of common stock upon exercise of stock options	10	—	351	—	—	—	351
Net issuance of common stock upon vesting of restricted stock units	346	3	(13,291)	—	—	—	(13,288)
Issuance of common stock for employee stock purchase plan	99	1	6,504	—	—	—	6,505
Stock-based compensation	—	—	30,293	—	—	—	30,293
Net income (loss)	—	—	—	7,756	—	—	7,756
Cumulative translation adjustments	—	—	—	—	(1,168)	—	(1,168)
Balance at June 30, 2020	49,028	$577	$3,393,750	$12,687	$(484)	$(635,373)	$2,771,157

See notes to condensed consolidated financial statements.

LogMeIn, Inc.

Condensed Consolidated Statements of Cash Flows

(In thousands)

	Six Months Ended June 30,
	2019	2020
Cash flows from operating activities
Net income (loss)	$(15,561)	$7,756
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation	33,234	30,293
Depreciation and amortization	152,333	138,873
Benefit from deferred income taxes	(22,786)	(19,942)
Other, net	1,131	1,359
Changes in assets and liabilities, excluding effect of acquisitions:
Accounts receivable	4,110	(3,121)
Prepaid expenses and other current assets	4,777	(15,226)
Other assets	(13,546)	(17,039)
Accounts payable	15,507	(9,318)
Accrued liabilities	16,226	(2,508)
Deferred revenue	30,250	52,655
Other long-term liabilities	(2,308)	4,873
Net cash provided by (used in) operating activities	203,367	168,655
Cash flows from investing activities
Purchases of property and equipment	(22,081)	(18,104)
Intangible asset additions	(18,745)	(19,078)
Cash paid for acquisitions, net of cash acquired	(22,463)	—
Net cash provided by (used in) investing activities	(63,289)	(37,182)
Cash flows from financing activities
Proceeds from issuance of common stock upon option exercises and employee stock purchase plan	82	6,856
Payments of withholding taxes in connection with restricted stock unit vesting	(17,676)	(13,288)
Payment of contingent consideration	(1,857)	(1,294)
Dividends paid on common stock	(32,699)	—
Purchase of treasury stock	(124,232)	—
Net cash provided by (used in) financing activities	(176,382)	(7,726)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(792)	(2,375)
Net increase (decrease) in cash, cash equivalents and restricted cash	(37,096)	121,372
Cash, cash equivalents and restricted cash, beginning of period	150,492	129,888
Cash, cash equivalents and restricted cash, end of period	$113,396	$251,260
Supplemental disclosure of cash flow information
Cash paid for interest	$3,218	$3,645
Cash paid (refunds received) from income taxes	$4,258	$24,174
Noncash investing and financing activities
Purchases of property and equipment included in accounts payable and accrued liabilities	$5,659	$4,713
Purchases of treasury stock included in accrued liabilities	$1,427	$—
Fair value of contingent consideration in connection with acquisition, included in accrued liabilities	$1,347	$—
Lease assets obtained (relieved) and related operating lease liabilities	$(3,096)	$4,903

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

In December 2019, the Company entered into an Agreement and Plan of Merger, or the Merger Agreement, with Logan Parent, LLC, or Parent, and Logan Merger Sub, Inc., a wholly-owned subsidiary of Parent, or Merger Sub. Pursuant to the terms of the Merger Agreement, Merger Sub would merge with and into LogMeIn, in a transaction which the Company refers to herein as the Merger. Parent and Merger Sub are controlled by Francisco Partners, a technology-focused global private equity firm, and Evergreen Coast Capital Corp., the technology-focused global private equity affiliate of Elliott Management Corporation, an investment management firm. The Company’s stockholders voted to adopt the Merger Agreement at a special meeting of stockholders on March 12, 2020. In July 2020, the parties received the final regulatory approvals required to complete the transaction and now anticipate the Merger to close later in the third quarter of 2020, following the completion of Francisco Partners and Evergreen Coast Capital Corp.’s debt marketing periods and subject to the satisfaction or waiver of the remaining customary closing conditions. The Company recorded $2.6 million in general and administrative expense for Merger-related costs during the six months ended June 30, 2020.

The Company continues to closely monitor the impact of the 2019 novel coronavirus, or COVID-19, on all aspects of its business. COVID-19 was declared a global pandemic by the World Health Organization on March 11, 2020 and the President of the United States declared the COVID-19 outbreak a national emergency. While the COVID-19 pandemic has not had a material adverse impact on the Company’s operations to date, the future impacts of the pandemic and any resulting economic impact remains largely unknown and is rapidly evolving. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may materially and adversely affect the Company’s results of operations, cash flows and financial position as well as its customers. The impact of the COVID-19 pandemic may also exacerbate other risks discussed in this Quarterly Report on Form 10-Q. Refer to Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q for a complete description of the material risks that the Company currently faces.

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

The Company’s revenue by geography (based on customer address) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(In thousands)		(In thousands)
Revenues:
United States	$247,570	$270,302	$488,864	$523,249
International	65,494	80,425	131,900	149,861
Total revenue	$313,064	$350,727	$620,764	$673,110

The Company’s revenue by product grouping is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(In thousands)		(In thousands)
Revenues:
Unified communications and collaboration	$171,817	$193,778	$341,774	$367,465
Identity and access management	98,266	111,726	192,445	217,307
Customer engagement and support	42,981	45,223	86,545	88,338
Total revenue	$313,064	$350,727	$620,764	$673,110

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

Accounts Receivable, Net — Accounts receivable, net, are amounts due from customers where there is an unconditional right to consideration. Unbilled receivables of $7.7 million and $9.0 million are included in this balance at December 31, 2019 and June 30, 2020, respectively. The payment of consideration related to these unbilled receivables is subject only to the passage of time. As of December 31, 2019 and June 30, 2020, lease receivables totaled $10.0 million (of which, $5.1 million was long term and in other assets), and $11.3 million (of which, $6.1 million was long term and in other assets), respectively.

Contract Assets and Contract Liabilities — Contract assets and contract liabilities (deferred revenue) are reported net at the contract level for each reporting period.

Contract Assets — Contract assets primarily relate to unbilled amounts typically resulting from sales contracts when revenue recognized exceeds the amount billed to the customer, and right to payment is not just subject to the passage of time. The contract assets are transferred to accounts receivable when the rights become unconditional. The Company had contract assets of $7.9 million as of December 31, 2019 ($4.4 million included in prepaid and other current assets and $3.5 million included in other assets) and $11.1 million as of June 30, 2020 ($6.0 million included in prepaid and other current assets and $5.1 million included in other assets).

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

For the three and six months ended June 30, 2020, revenue recognized related to deferred revenue at January 1, 2020 was approximately $111 million and $283 million, respectively. As of June 30, 2020, approximately $748 million of revenue is expected to be recognized from remaining performance obligations, including backlog, primarily over the next two years.

Changes in contract liabilities for the six months ended June 30, 2020 are as follows:

	Deferred Revenue
	Current	Non- Current	Total
	(In thousands)
Balance as of January 1, 2020	$390,087	$18,076	$408,163
Increase (decrease), net	58,668	(8,460)	50,208
Balance as of June 30, 2020	$448,755	$9,616	$458,371

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

For the three and six months ended June 30, 2019 and 2020, no customer accounted for more than 10% of revenue. As of December 31, 2019 and June 30, 2020, no customer accounted for more than 10% of accounts receivable.

Costs to Obtain and Fulfill a Contract — The Company’s incremental costs of obtaining a contract consist of sales commissions and their related fringe benefits. Sales commissions and fringe benefits paid on renewals are not commensurate with sales commissions paid on the initial contract, but they are commensurate with each other. Sales commissions and fringe benefits are deferred and amortized on a straight-line basis over the period of benefit, which the Company has estimated to be three to four years for initial contracts and amortized over the renewal period for renewal contracts, typically one year. The period of benefit was determined based on an average customer contract term, expected contract renewals, changes in technology and the Company’s ability to retain customers. Deferred commissions are classified as current or noncurrent assets based on the timing the expense will be recognized. The current and noncurrent portions of deferred commissions are included in prepaid expenses and other current assets and other assets, respectively, in the Company’s condensed consolidated balance sheets. As of December 31, 2019 and June 30, 2020, the Company had $49.7 million of current deferred commissions and $53.1 million of noncurrent deferred commissions, and $58.5 million of current deferred commissions and $67.4 million of noncurrent deferred commissions, respectively. Commissions expense is primarily included in sales and marketing expense on the condensed consolidated statements of operations. The Company had amortization expense of $9.4 million and $17.9 million related to employee-based deferred commissions during the three and six months ended June 30, 2019 and $16.2 million and $30.5 million during the three and six months ended June 30, 2020, respectively. Other costs incurred to fulfill contracts have been immaterial to date.

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

Goodwill — Goodwill is the excess of the acquisition price over the fair value of the tangible and identifiable intangible net assets acquired. The Company does not amortize goodwill but performs an impairment test of goodwill annually or whenever events and circumstances indicate that the carrying amount of goodwill may exceed its fair value. The Company operates as a single operating segment with one reporting unit and consequently evaluates goodwill for impairment based on an evaluation of the fair value of the Company as a whole. As of November 30, 2019, our measurement date, the fair value of the Company as a whole exceeded the carrying amount of the Company. As of June 30, 2020, the fair value of the Company as a whole continued to exceed the carrying amount of the Company.

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

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets, including intangible assets, may not be recoverable. When such events occur, the Company compares the carrying amounts of the assets to their undiscounted expected future cash flows. If this comparison indicates that there is impairment, the amount of the impairment is calculated as the difference between the carrying value and fair value. Through June 30, 2020, the Company recorded no material impairments.

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

As of December 31, 2019 and June 30, 2020, the Company had outstanding forward contracts with notional amounts equivalent to the following:

	December 31, 2019	June 30, 2020
Currency Hedged	(In thousands)
Euro / U.S. Dollar	$3,503	$4,592
British Pound / U.S. Dollar	858	826
Euro / Hungarian Forint	3,139	3,272
U.S. Dollar / Canadian Dollar	1,810	1,885
Total	$9,310	$10,575

Net realized and unrealized foreign currency gains and losses was a net loss of $0.1 million and $0.4 million for the three and six months ended June 30, 2019, respectively, and a net loss of $0.4 million and a net gain of $26,000 for the three and six months ended June 30, 2020, respectively, which are included in other income (expense), net in the condensed consolidated statements of operations. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in foreign currency gains and losses was a net gain of $0.1 million and a net loss of $0.4 million for the three and six months ended June 30, 2019, respectively, and a net gain of $48,000 and a net loss of $16,000 for the three and six months ended June 30, 2020, respectively.

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

In the ordinary course of business, the Company enters into agreements with certain customers that contractually obligate the Company to provide indemnifications of varying scope and terms with respect to certain matters including, but not limited to, losses arising out of the breach of such agreements, from the services provided by the Company or claims alleging that the Company’s products infringe third-party patents, copyrights, or trademarks. The term of these indemnification obligations is generally perpetual. The maximum potential amount of future payments the Company could be required to make under these indemnification obligations is, in many cases, unlimited. Through June 30, 2020, the Company has not experienced any losses related to these indemnification obligations.

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

The Company excluded the following options to purchase common shares and restricted stock units from the computation of diluted net income (loss) per share because they had an anti-dilutive impact:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(In thousands)		(In thousands)
Options to purchase common shares	43	—	43	—
Restricted stock units	1,816	186	1,816	186
Total options and restricted stock units	1,859	186	1,859	186

Basic and diluted net income (loss) per share was calculated as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(In thousands, except per share data)		(In thousands, except per share data)
Net income (loss)	$(6,522)	$19,041	$(15,561)	$7,756
Basic:
Weighted average common shares outstanding, basic	49,768	48,887	50,201	48,744
Net income (loss) per share, basic	$(0.13)	$0.39	$(0.31)	$0.16
Diluted:
Weighted average common shares outstanding	49,768	48,887	50,201	48,744
Add: Common stock equivalents	—	299	—	445
Weighted average common shares outstanding, diluted	49,768	49,186	50,201	49,189
Net income (loss) per share, diluted	$(0.13)	$0.39	$(0.31)	$0.16

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

	Fair Value Measurements at December 31, 2019
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Cash equivalents — money market funds	$1,183	$—	$—	$1,183
Forward contracts ($9.3 million notional amount)	$—	$20	$—	$20
Contingent consideration liability	$—	$—	$(2,000)	$(2,000)

	Fair Value Measurements at June 30, 2020
	Level 1	Level 2	Level 3	Total
Financial assets (liabilities):
Forward contracts ($10.6 million notional amount)	$—	$13	$—	$13

4. Acquisitions

Acquisition-Related Costs

Acquisition-related costs were $6.9 million for the six months ended June 30, 2019, including $5.6 million of retention-based bonuses and $1.2 million of transaction, transition and integration-related costs. Acquisition-related costs were $2.6 million for the six months ended June 30, 2020, comprised primarily of retention-based bonuses.

2019 Acquisitions

On February 6, 2019, the Company acquired substantially all of the assets of an Israeli-based company specializing in artificial intelligence, or A.I., and speech-to-text recognition, pursuant to an asset purchase agreement. The Company completed the acquisition for $5.0 million in cash and potential acquisition-related contingent consideration totaling up to $4.0 million contingent upon the achievement of certain development milestones. This contingent consideration liability was recorded at an estimated fair value of $3.2 million at the acquisition date. The Company paid $2.0 million of the contingent consideration in 2019 and paid the remaining $2.0 million in January 2020. The Company accounted for the acquisition as a business combination. Assets acquired were primarily intellectual property. The Company’s purchase price allocation of the $8.2 million purchase consideration was $5.1 million of completed technology and $3.1 million of goodwill. Additionally, the Company expects to pay up to $2.0 million in retention-based bonus payments to certain employees upon the achievement of specified retention milestones over the two-year period following the closing of the transaction, of which $1.0 million has been paid as of June 30, 2020.

On February 21, 2019, the Company acquired a California-based provider of multi-factor and single-sign-on, or SSO, services pursuant to a stock purchase agreement dated February 13, 2019 for $17.5 million, net of cash acquired. The Company accounted for the acquisition as a business combination. The Company’s purchase price allocation of the $17.5 million purchase consideration was $11.8 million of completed technology, $8.7 million of goodwill and $0.1 million of other current assets partially offset by $0.3 million of current liabilities and $2.9 million of a long-term deferred tax liability primarily related to the amortization of intangible assets which cannot be deducted for tax purposes. Additionally, the Company expects to pay up to $4.4 million in retention-based bonus payments to certain employees upon the achievement of specified retention milestones over a three-year period following the closing of the transaction, of which $2.5 million has been paid as of June 30, 2020.

The operating results of these February 2019 acquisitions, which have been included in the Company’s results since the date of the acquisitions, are not material. Accordingly, pro forma financial information for these business combinations has not been presented.

5. Goodwill and Intangible Assets

The changes in the carrying amounts of goodwill during the six months ended June 30, 2020 are primarily due to foreign currency translation adjustments.

Changes in goodwill for the six months ended June 30, 2020 are as follows (in thousands):

Balance, January 1, 2020	$2,414,287
Foreign currency translation adjustments	(58)
Balance, June 30, 2020	$2,414,229

Intangible assets consist of the following (in thousands):

	December 31, 2019			June 30, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Life Remaining (in years)
Identifiable intangible assets:
Customer relationships	$918,234	$440,496	$477,738	$918,444	$502,502	$415,942	5.2
Technology	497,892	216,318	281,574	497,993	255,152	242,841	5.6
Trade names and trademarks	70,778	30,780	39,998	70,797	35,499	35,298	5.6
Other	3,575	1,639	1,936	3,573	1,798	1,775	5.5
Internally developed software	104,410	65,229	39,181	123,449	83,198	40,251	1.4
	$1,594,889	$754,462	$840,427	$1,614,256	$878,149	$736,107

During the six months ended June 30, 2019, the Company capitalized $16.9 million for technology as intangible assets in connection with its 2019 acquisitions. The Company capitalized $9.9 million and $8.8 million during the three months ended June 30, 2019 and 2020, respectively, and $18.8 million and $19.1 million during the six months ended June 30, 2019 and 2020, respectively, of costs related to internally developed software to be sold as a service incurred during the application development stage and is amortizing these costs over the expected lives of the related services.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(In thousands)		(In thousands)
Cost of revenue:
Amortization of internally developed software	$8,264	$9,138	$16,298	$18,002
Amortization of acquired intangibles (1)	21,038	19,332	42,008	38,690
Sub-Total amortization of intangibles in cost of revenue	29,302	28,470	58,306	56,692
Amortization of acquired intangibles (1)	39,390	33,287	78,889	66,615
Total amortization of intangibles	$68,692	$61,757	$137,195	$123,307

(1)

Total amortization of acquired intangibles was $60.4 million and $52.6 million for the three months ended June 30, 2019 and 2020, respectively, and $120.9 million and $105.3 million for the six months ended June 30, 2019 and 2020, respectively.

Future estimated amortization expense for intangible assets at June 30, 2020 is as follows (in thousands):

Amortization Expense (Years Ending December 31)	Amount
2020 (six months ending December 31)	$122,221
2021	200,516
2022	148,416
2023	115,487
2024	90,241
Thereafter	59,226
Total	$736,107

6. Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31, 2019	June 30, 2020
	(In thousands)
Marketing programs	$11,748	$16,733
Compensation and benefits-related	44,631	46,875
Merger and acquisition-related (1)	23,065	2,066
Restructuring-related	693	3,856
Other accrued liabilities	81,859	81,668
Total accrued liabilities	$161,996	$151,198

(1)	Merger and acquisition-related costs include transaction, transition and integration-related fees and expenses and acquisition retention-based bonus costs.

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

For the three and six months ended June 30, 2019, the Company recorded restructuring charges of $1.0 million and $9.4 million, respectively, primarily for termination benefits associated with approximately 110 employees and related costs. For the three and six months ended June 30, 2020, the Company recorded restructuring charges of $3.0 million and $21.6 million primarily for termination benefits and related costs associated with approximately 265 employees.

The following table summarizes restructuring activity, included in accrued liabilities and operating lease assets, for the six months ended June 30, 2020 (in thousands):

	2019 Restructuring Plan	2020 Restructuring Plan	Total
Balance, January 1, 2020	$693	$—	$693
Charges to operations, net	9	21,564	21,573
Cash disbursements	(617)	(16,520)	(17,137)
Property and equipment impairment	—	(327)	(327)
Operating lease asset impairment	—	(946)	(946)
Foreign exchange impact and other	—	—	—
Balance, June 30, 2020	$85	$3,771	$3,856

At the end of July 2019, the Company vacated its Mountain View, California facility with an existing lease not expiring until July 2023, and at the end of June 2020, the Company vacated a second facility with an existing lease not expiring until February 2022. In the first quarter of 2020, the Company sublet its Mountain View lease and the operating lease asset of $3.2 million as of June 30, 2020 reflects the committed sublease proceeds. The operating lease liability related to these two facilities was $6.1 million as of June 30, 2020 and in addition to the cash disbursements of $17.1 million in the above table, the Company made $0.4 million of vacated facility lease payments, net of sublease receipts, in the six months ended June 30, 2020.

8. Income Taxes

For the three months ended June 30, 2019 and 2020, the Company recorded a provision for federal, state and foreign taxes of $0.9 million on a loss before income taxes of $5.6 million and a provision of $11.6 million on a profit before income taxes of $30.6 million, respectively. For the six months ended June 30, 2019 and 2020, the Company recorded a provision for federal, state and foreign taxes of $1.0 million on a loss before incomes taxes of $14.6 million and a provision of $7.8 million on a profit before incomes taxes of $15.5 million, respectively. The effective income tax rates for the six months ended June 30, 2019 and 2020 were impacted by profits earned in certain foreign jurisdictions which are subject to lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the six months ended June 30, 2020 was also impacted by $2.6 million of Merger-related costs, $2.4 million of which are expected to be non-deductible for tax purposes. The Company recorded a discrete provision of $0.6 million related to these costs in the period. During the six months ended June 30, 2020, the Company recorded a discrete provision of $2.1 million and $0.7 million, respectively, related to shortfalls on stock compensation and the transfer of some intellectual property between two of its entities (one foreign and one domestic).

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief, and Economic Security Act, referred to herein as the CARES Act, as a response to the economic uncertainty resulting from the 2019 novel coronavirus pandemic. The CARES Act includes modifications for net operating loss carryovers and carrybacks, limitations of business interest expense for tax, immediate refund of alternative minimum tax (AMT) credit carryovers as well as a technical correction to the Tax Cuts and Jobs Act of 2017, referred to herein as the U.S. Tax Act, for qualified improvement property. As of June 30, 2020, the Company expects that these provisions will not have a material impact as the Company has no net operating losses or AMT credits that would fall under these provisions and does not expect interest expense to be limited. The ultimate impact of the CARES Act may differ from this estimate due to changes in interpretations and assumptions, guidance that may be issued and actions the Company may take in response to the CARES Act. The CARES Act is highly detailed and the Company will continue to assess the impact that various provisions will have on its business.

Deferred tax assets, related valuation allowances, current tax liabilities and deferred tax liabilities are determined separately by tax jurisdiction. In making these determinations, the Company estimates deferred tax assets, current tax liabilities and deferred tax liabilities, and the Company assesses temporary differences resulting from differing treatment of items for tax and accounting purposes. As of June 30, 2020, the Company maintained a full valuation allowance against the deferred tax assets of its Hungarian subsidiary (this entity has historical tax losses) and for a portion of its California and Massachusetts state net operating losses. The Company concluded it was not more likely than not that these deferred tax assets are realizable.

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

Although the Company believes its tax estimates are appropriate, the final determination of tax audits could result in material changes in its estimates. The Company has recorded a liability related to uncertain tax positions of $10.3 million and $11.4 million as of December 31, 2019 and June 30, 2020, respectively. The Company’s policy is to record estimated interest and penalties related to the underpayment of income taxes or unrecognized tax benefits as a component of its income tax provision, which was $46,000 and $0.4 million of interest expense for the six months ended June 30, 2019 and 2020, respectively.

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

For the three and six months ended June 30, 2019, the Company repurchased 838,911 and 1,552,896 shares of its common stock at an average price of $78.72 and $79.77 per share, for a total cost of $66.0 million and $123.9 million, respectively.

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

As of June 30, 2020, 27,945 stock options were outstanding with a weighted average exercise price of $28.19, aggregate intrinsic value of $1.6 million and weighted average remaining contractual term of approximately two years. The aggregate intrinsic value was calculated based on the positive differences between the fair value of the Company’s common stock of $84.77 per share on June 30, 2020 and the exercise price of the options.

During the six months ended June 30, 2020, the Company granted the following restricted stock unit awards:

Number of Restricted Stock Units
Type of Award	(In thousands)
Time-based (1)	188

(1)

Time-based restricted stock units are generally valued on the grant date using the grant date closing price of the underlying shares granted. Included in the table above are 47,907 restricted stock units that vest one-third every year for three years and 140,312 restricted stock units that vest over one year.

The following table summarizes restricted stock unit activity during the six months ended June 30, 2020 (shares in thousands):

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested as of January 1, 2020	1,787	$88.93
Restricted stock units granted	188	85.89
Restricted stock units - TSR units earned (unearned), net	(43)
Restricted stock units vested	(504)	93.56
Restricted stock units forfeited	(228)	89.51
Unvested as of June 30, 2020	1,200	$85.33

Included in the table above are 78,977 restricted stock units with market-based vesting conditions and 52,482 restricted stock units with performance-based vesting conditions outstanding as of June 30, 2020.

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

2019 Employee Stock Purchase Plan

In May 2019, the Company’s Board of Directors adopted the 2019 Employee Stock Purchase Plan, or ESPP, which was approved by the Company’s stockholders at its Annual Meeting of Stockholders on May 30, 2019. Pursuant to the ESPP, certain employees of the Company, excluding consultants and non-employee directors, are eligible to purchase common stock of the Company at a reduced rate during offering periods. The ESPP permits participants to purchase common stock using funds contributed through payroll deductions, subject to a calendar year limit of $25,000 and at a purchase price of 85% of the lower of the fair market value of the Company’s common stock on the first trading day of the offering period or on the applicable purchase date, which will be the final trading day of the applicable purchase period. During the six months ended June 30, 2020, 98,897 shares were issued under the ESPP, and the Company received $6.5 million in proceeds.

The Company used the Black-Scholes-Merton (BSM) option valuation model to estimate the fair value of the purchase right under the ESPP on the date of grant using the following assumptions:

For the Offering Period
Dec 1, 2019 - May 31, 2020
Expected volatility factor	32.06%
Risk free interest rate	1.61%
Expected dividend yield	1.67%
Expected life (in years)	0.5

Expected volatility is based on the historical volatility of the Company’s common stock for a period of years corresponding with the expected life of the option. The risk-free interest rate is based on the U.S Treasury yield curve at the time of grant for securities with a maturity period similar to the expected life of the option. The expected dividend yield is based on the Company’s annual dividend yield payout to the extent it pays a quarterly dividend on its common stock. The expected life is based on the term of the purchase period for the grants made under the ESPP. The Company uses the straight-line attribution approach to record the expense over the offering period. Stock-based compensation expense for the ESPP for the three and six months ended June 30, 2020 was $0.7 million and $1.6 million, respectively.

As of June 30, 2020, 5.6 million shares remained available for grant under the 2009 plan and 1.3 million shares for issuance under the ESPP.

Stock-based Compensation Expense

The Company recognized stock-based compensation expense within the accompanying condensed consolidated statements of operations as summarized in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(In thousands)		(In thousands)
Cost of revenue	$1,301	$1,232	$2,281	$2,490
Research and development (1)	3,914	3,737	7,989	8,393
Sales and marketing (1)	5,216	4,660	8,994	9,133
General and administrative	7,772	3,803	13,970	10,277
Total stock-based compensation expense	$18,203	$13,432	$33,234	$30,293

(1)

The stock-based compensation expense disclosures reported in the table above include disclosure corrections from research and development expenses and sales and marketing of $0.731 million and $1.361 million for the three and six months ended June 30, 2019, respectively.

As of June 30, 2020, there was approximately $78.4 million of total unrecognized share-based compensation cost related to unvested restricted stock awards which are expected to be recognized over a weighted average period of one year.

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

On August 31, 2017, 9Six Comercio e Serviços de Telecomunicações Ltda., or 9Six, filed a claim against Jive Telecomunicações do Brasil Ltda., or Jive Brasil, a subsidiary of Jive Communications, Inc., or Jive USA, in the 27th Civil Court of Sao Paulo. The claim relates to a commercial dispute regarding unpaid commission fees arising from a reseller agreement executed between 9Six and Jive Brasil in September 2016.  In February 2018, 9Six filed additional claims against Jive Brasil alleging lost profits and punitive damages resulting from Jive Brasil’s termination of the reseller agreement. In April 2018, the Company acquired Jive USA. As a result, Jive Brasil became an indirect subsidiary of the Company, and the Company inherited this litigation. On June 7, 2019, the 27th Civil Court in Sao Paulo, Brazil awarded damages against Jive Brasil in the amount of approximately R$46.3 million Brazilian reais plus interest and attorneys’ fees, or approximately $10.2 million USD as of June 30, 2020. On August 8, 2019, the Company filed an appeal of the court’s decision with the Sao Paulo State Court of Appeal. The Company continues to believe that Jive Brasil has meritorious defenses to these claims and intends to vigorously defend against these claims on appeal. Due to the court’s June 7, 2019 decision, the Company now believes that a loss contingency in the range of zero to $10.2 million USD as of June 30, 2020 is reasonably possible. However, as the Company believes the loss contingency is not probable, no accrual has been recorded as of June 30, 2020. The Company has notified the shareholder representative for Jive USA that it intends to seek indemnification for this matter, which the Company believes is available pursuant to the terms of the merger agreement entered into between the Company and Jive USA in February 2018.

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

12. Accumulated Other Comprehensive Income (Loss)

Accumulated other comprehensive income (loss) consists of foreign currency translation. The Company has determined that the undistributed earnings related to outside basis differences inherent in its foreign subsidiaries will continue to be indefinitely reinvested outside of the United States. The Company has also determined that 100% of the current and prior year earnings and foreign currency translation adjustments related to those earnings of its foreign subsidiaries will not be permanently invested outside the United States (except for India). Accumulated other comprehensive income (loss) is reported as a component of stockholders’ equity and, as of December 31, 2019 and June 30, 2020, was comprised of cumulative translation adjustment gains of $0.7 million and cumulative translation losses of $0.5 million, respectively. There were no material reclassifications to earnings in the six months ended June 30, 2019 and 2020.

13. Credit Facility

On February 1, 2017, the Company entered into an Amended and Restated Credit Agreement, or the Amended Credit Agreement, which increased the Company’s secured revolving credit facility from $150 million to $400 million in the aggregate and permits the Company to increase the revolving credit facility and/or enter into one or more tranches of term loans up to an additional $200 million. On March 23, 2018, the Company entered into a borrower accession agreement with its wholly-owned subsidiary, LogMeIn USA, Inc. and JPMorgan Chase Bank, N.A. acting in its capacity as administrative agent, pursuant to which LogMeIn USA, Inc. became a borrower under the Company’s existing multi-currency Amended Credit Agreement. The credit facility matures February 1, 2022. The Company may prepay the loans or terminate or reduce the commitments in whole or in part at any time, without premium or penalty. The Company and its subsidiaries expect to use the credit facility for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses and for working capital. On April 2, 2018, the Company borrowed $200.0 million under the Amended Credit Agreement to partially fund the acquisition of Jive Communications, Inc., or Jive. The Company had an outstanding debt balance of $200.0 million as of June 30, 2020. In July 2020, the Company repaid $100.0 million of borrowings under its revolving credit facility. Pursuant to the terms of the Amended Credit Agreement, in the event of a change in control such as the Merger, any amounts outstanding, including any interest accrued thereon, shall become immediately due and payable in full.

Loans under the Amended Credit Agreement bear interest at variable rates which reset every 30 to 180 days depending on the rate and period selected by the Company, as described below. As of July 22, 2020, the annual rate on the $100.0 million outstanding debt balance was 1.438%, which will reset on August 22, 2020. The average interest rate on borrowings outstanding for the period ending June 30, 2020 was 2.278%. The quarterly commitment fee on the undrawn portion of the credit facility ranges from 0.15% to 0.30% per annum, based upon the Company’s total leverage ratio.

The Amended Credit Agreement contains customary affirmative and negative covenants, subject to customary and other exceptions for a credit facility of this size and type, each as further described in the Amended Credit Agreement. As of June 30, 2020, the Company was in compliance with all financial and operating covenants of the Amended Credit Agreement.

Any failure to comply with the financial or operating covenants of the Amended Credit Agreement would prevent the Company from being able to borrow additional funds, and would constitute a default, permitting the lenders to, among other things, accelerate the amounts outstanding, including all accrued interest and unpaid fees, under the credit facility and to terminate the credit facility.

As of December 31, 2019 and June 30, 2020, the Company had $1.1 million and $0.9 million, respectively, of origination costs recorded in other assets on the accompanying condensed consolidated balance sheet. The Company presents debt issuance costs related to the revolving debt arrangement as an asset and subsequently amortizes the deferred debt issuance costs ratably over the term of the credit facility.

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

COVID-19

We continue to closely monitor the impact of the 2019 novel coronavirus, or COVID-19, pandemic on all aspects of our business.

In the first quarter of 2020, we took a number of precautionary measures designed to help minimize the risk of the spread of the virus to our employees, including suspending all non-essential travel worldwide for our employees, temporarily closing our worldwide offices and requiring all employees to work remotely. We expect these measures will remain in effect until such time we can safely re-open our offices.

Since March 2020, we have experienced an increase in demand for our services as more people around the world practice social distancing and more employees are forced to work remotely. As a result of increased sales, the deferred revenue contribution to cash flows from operations was $30.3 million and $52.7 million for the six months ended June 30, 2019 and 2020, respectively, an increase of $22.4 million, and we ended the quarter with a deferred revenue balance of $458.4 million. However, going forward we expect there to be significant volatility in customer demand and buying habits as the pandemic continues and the resulting economic impacts are felt.

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

Merger Agreement

In December 2019, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Logan Parent, LLC, or Parent, and Logan Merger Sub, Inc., a wholly owned subsidiary of Parent, or Merger Sub. Pursuant to the terms of the Merger Agreement, Merger Sub would merge with and into LogMeIn, in a transaction which we refer to herein as the Merger. Parent and Merger Sub are controlled by Francisco Partners, a technology-focused global private equity firm, and Evergreen Coast Capital Corp., the technology-focused global private equity affiliate of Elliott Management Corporation, an investment management firm. Our stockholders voted to adopt the Merger Agreement at a special meeting of stockholders on March 12, 2020. In July 2020, the parties received the final regulatory approvals required to complete the transaction and now anticipate the Merger to close later in the third quarter of 2020, following the completion of Francisco Partners and Evergreen Coast Capital Corp.’s debt marketing periods and subject to the satisfaction or waiver of the remaining customary closing conditions. We recorded $2.6 million of Merger-related costs in the six months ended June 30, 2020.

Operating Results

In the six months ended June 30, 2020, we recognized revenues of $673.1 million and generated cash flows from operating activities of $168.7 million, and we ended the quarter with $249.5 million of cash and cash equivalents and $200.0 million of outstanding borrowings under our credit facility. We recorded a net profit of $7.8 million in the six months ended June 30, 2020, including amortization of acquired intangible assets of $105.3 million, a restructuring charge of $21.6 million, and Merger-related costs of $2.6 million. In July 2020, we repaid $100.0 million of borrowings under our revolving credit facility.

Restructuring Plan

On February 7, 2020, our Board of Directors approved a global restructuring plan, including a reduction in force which will result in the termination of approximately 7% of our workforce and the consolidation of certain leased facilities. By restructuring, we intend to streamline our organization and reallocate resources to better align with our current strategic goals. We expect to incur pre-tax restructuring charges of approximately $22 million and to substantially complete the restructuring by the end of fiscal year 2020. The pre-tax restructuring charges are comprised of approximately $20 million in one-time employee termination benefits and $2 million for facilities-related and other costs. During the six months ended June 30, 2020, we recorded a restructuring charge of $21.6 million for termination benefits and related costs associated with approximately 265 employees.

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

•

While the COVID-19 pandemic has not had an adverse impact on our operations to date, the future impacts of the pandemic and any resulting economic impact remains largely unknown and is rapidly evolving. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may materially and adversely affect our results of operations, cash flows and financial position.

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

•

We believe if customer demand and usage of our services continues at levels similar to those exhibited since the end of March 2020 or continues to increase, our cost of revenue and operating expenses, including sales and marketing, research and development and general and administrative expenses will increase in absolute dollar amounts. For a description of the general trends in various expense categories, see “Cost of Revenue and Operating Expenses” below.

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

We calculate our gross renewal rate on an annualized dollar basis across all product lines as of the end of each period. For the three months ended June 30, 2020, our gross renewal rate was approximately 80%. We will continue to monitor and assess our renewal rate calculation and methodology to ensure that it is appropriate. While the COVID-19 pandemic has not had an adverse impact on our revenue to date, the future impacts of the pandemic and any resulting economic impact remains largely unknown and is rapidly evolving and could negatively impact our future renewal rates.

Revenue by product grouping is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(In thousands)		(In thousands)
Revenues:
Unified communications and collaboration	$171,817	$193,778	$341,774	$367,465
Identity and access management	98,266	111,726	192,445	217,307
Customer engagement and support	42,981	45,223	86,545	88,338
Total revenue	$313,064	$350,727	$620,764	$673,110

Employees

Our number of full-time employees was 3,875 at June 30, 2020, compared to 3,974 at December 31, 2019 and 3,763 at June 30, 2019.

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

Research and Development. Research and development expenses consist primarily of wages and benefits for development personnel, retention-based bonus expense related to our acquisitions, facility expense, cloud computing services, consulting fees associated with outsourced development projects, travel-related costs for development personnel, and depreciation of assets used in development. Our research and development efforts are focused on both improving ease of use and functionality of our existing services, as well as developing new offerings. More than half of our research and development employees are located internationally in our development centers in Hungary, Germany, Canada, Israel and India. Therefore, a large portion of research and development expense is subject to fluctuations in foreign exchange rates. We capitalized costs of $18.8 million and $19.1 million for the six months ended June 30, 2019 and 2020, respectively, related to internally developed software to be sold as a service, which were incurred during the application development stage. The majority of research and development costs have been expensed as incurred. We expect that research and development expenses will remain relatively constant as a percentage of revenue.

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

Results of Consolidated Operations

The following table sets forth selected condensed consolidated statements of operations data for each of the periods indicated (dollar amounts in thousands):

	Three Months Ended June 30,					Six Months Ended June 30,
	2019		2020			2019		2020
	Amount	Percent of Revenue	Amount	Percent of Revenue	Percent Change	Amount	Percent of Revenue	Amount	Percent of Revenue	Percent Change
Revenue	$313,064	100%	$350,727	100%	12%	$620,764	100%	$673,110	100%	8%
Cost of revenue	80,767	26%	93,497	27%	16%	158,455	26%	178,375	27%	13%
Gross profit	232,297	74%	257,230	73%	11%	462,309	74%	494,735	73%	7%
Operating expenses
Research and development	40,379	13%	37,170	11%	(8)%	81,096	13%	77,049	11%	(5)%
Sales and marketing	120,825	39%	121,521	35%	1%	235,459	38%	247,731	37%	5%
General and administrative	34,539	11%	30,291	8%	(12)%	68,425	11%	63,990	10%	(6)%
Restructuring charge	956	0%	3,032	1%	217%	9,430	1%	21,573	3%	129%
Amortization of acquired intangibles	39,390	12%	33,287	9%	(15)%	78,889	13%	66,615	10%	(16)%
Total operating expenses	236,089	75%	225,301	64%	(5)%	473,299	76%	476,958	71%	1%
Income (loss) from operations	$(3,792)	(1)%	$31,929	9%	942%	$(10,990)	(2)%	$17,777	2%	262%

	As of June 30,		Percent
	2019	2020	Change
Employees:
Cost of revenue	806	975	21%
Research and development	1,163	1,127	(3)%
Sales and marketing	1,288	1,235	(4)%
General and administrative	506	538	6%
Total headcount at end of period	3,763	3,875

Three Months Ended June 30, 2019 and 2020

Revenue. Revenue increased $37.6 million, or 12% from $313.1 million for the three months ended June 30, 2019 to $350.7 million for the three months ended June 30, 2020. This revenue increase is derived primarily from our identity and access management and unified communications and collaboration products.

Cost of Revenue. Cost of revenue increased $12.7 million, or 16%, from $80.8 million for the three months ended June 30, 2019 to $93.5 million for the three months ended June 30, 2020 and as a percentage of revenue was 26% and 27%, respectively. Cost of revenue for the three months ended June 30, 2019 and 2020 includes amortization of acquired intangible assets of $21.0 million and $19.3 million, respectively. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized. Cost of revenue for the three months ended June 30, 2019 and 2020, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $16.7 million and $17.3 million, respectively; facility-related costs of $2.0 million and $1.7 million, respectively; depreciation, maintenance, and amortization of internally developed software of $15.5 million and $16.5 million, respectively; data center, telecommunications and cloud computing service costs of $15.0 million and $24.6 million, respectively; telecommunication product costs of $6.7 million and $6.6 million, respectively; professional services expense of $2.6 million and $2.2 million, respectively; and royalty expense of $0.7 million and $4.8 million, respectively. Increases in our variable usage-based expenses were primarily impacted by the increased demand and usage of our service since March 2020. Included in personnel-related costs in the three months ended June 30, 2019 and 2020 is $1.3 million and $1.2 million, respectively, of stock-based compensation expense.

Research and Development Expenses. Research and development expenses decreased $3.2 million, or 8%, from $40.4 million for the three months ended June 30, 2019 to $37.2 million for the three months ended June 30, 2020 and as a percentage of revenue was 13% and 11%, respectively. Research and development expenses for the three months ended June 30, 2019 and 2020, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $29.6 million and $26.3 million, respectively; facility-related costs of $3.0 million and $2.4 million, respectively; cloud computing services of $2.4 million and $4.2 million, respectively; depreciation and maintenance expense of $4.0 million and $3.6 million, respectively; and professional services expense of $1.4 million and $0.8 million, respectively. We capitalized $9.9 million and $8.8 million of research and development expenses during the three months ended June 30, 2019 and 2020, respectively, for internally developed software to be sold as a service incurred during the application development stage. Included in personnel-related costs in the three months ended June 30, 2019 and 2020 is $3.9 million and $3.7 million, respectively, of stock-based compensation expense and $1.8 million and $0.4 million, respectively, of acquisition-related retention-based bonuses.

Sales and Marketing Expenses. Sales and marketing expenses increased $0.7 million, or 1%, from $120.8 million for the three months ended June 30, 2019 to $121.5 million for the three months ended June 30, 2020 and as a percentage of revenue was 39% and 35%, respectively. This increase includes the impact of higher commission expense amortization in 2020 versus 2019 from the adoption of ASU 2014-09, Revenue from Contracts with Customers, on January 1, 2018, using the modified retrospective transition method which included the capitalization and amortization of incremental costs of obtaining contracts (commissions and fringe benefits). Sales and marketing expenses for the three months ended June 30, 2019 and 2020, includes personnel-related costs, including salary, commissions, bonus, recruiting, relocation, travel, training, benefits and taxes of $52.6 million and $56.9 million, respectively; marketing costs of $47.9 million and $40.9 million, respectively; credit card transaction fees of $6.2 million and $6.6 million, respectively; facility-related costs of $4.2 million and $4.0 million, respectively; depreciation and maintenance expense of $5.7 million and $6.0 million, respectively; and professional services expense of $4.3 million and $7.0 million, respectively. Included in personnel-related costs in the three months ended June 30, 2019 and 2020 is $9.4 million and $16.2 million, respectively, of employee-based commissions expense, $5.2 million and $4.7 million, respectively, of stock-based compensation expense.

General and Administrative Expenses. General and administrative expenses decreased $4.2 million, or 12%, from $34.5 million for the three months ended June 30, 2019 to $30.3 million for the three months ended June 30, 2020 and as a percentage of revenue was 11% and 8%, respectively. General and administrative expenses for the three months ended June 30, 2019 and 2020, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $24.0 million and $20.6 million, respectively; professional services of $5.1 million and $4.2 million, respectively; facility-related costs of $2.2 million and $1.7 million, respectively; and depreciation and maintenance expense of $1.4 million and $1.9 million, respectively. General and administrative expenses for the three months ended June 30, 2020 included $0.4 million of Merger-related costs. Included in personnel-related costs for the three months ended June 30, 2019 and 2020 is $7.8 million and $3.8 million, respectively, of stock-based compensation expense.

Restructuring Charge. We recorded restructuring charges of $1.0 million and $3.0 million in the three months ended June 30, 2019 and 2020, respectively, primarily attributable to one-time employee termination benefits and related costs.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $39.4 million and $33.3 million for the three months ended June 30, 2019 and 2020, respectively. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized.

Interest Income. Interest income was $0.4 million and $0.2 million for three months ended June 30, 2019 and 2020, respectively, and was primarily attributable to interest income earned on invested cash and cash equivalents.

Interest Expense. Interest expense was $2.1 million and $1.1 million for the three months ended June 30, 2019 and 2020, respectively, and was primarily associated with interest expense attributable to $200.0 million of borrowings under our credit facility used to partially fund the acquisition of Jive Communications, Inc., or Jive, as well as the amortization of deferred financing fees.

Other Income (Expense), Net. Other expense, net was $0.1 million and $0.4 million for the three months ended June 30, 2019 and 2020, respectively, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during those quarters.

Income Taxes. We recorded a provision for federal, state and foreign taxes of $0.9 million on a loss before income taxes of $5.6 million and a provision for federal, state, and foreign taxes of $11.6 million on a profit before income taxes of $30.6 million for the three months ended June 30, 2019 and 2020, respectively. The effective income tax rates for the three months ended June 30, 2019 and 2020 were impacted by profits earned in certain foreign jurisdictions which are subject to lower tax rates than the U.S. federal statutory rate. During the three months ended June 30, 2020, the Company recorded a discrete provision of $2.1 million and $0.7 million, respectively, related to shortfalls on stock compensation and the realignment of some of our intellectual property amongst two of our entities (one wholly owned foreign entity and the United States). Our effective tax rate in the future will depend upon the proportion of income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. federal statutory rate, as well as several other factors, including excess tax benefits or shortfall tax provisions from share-based compensation and the impact of new legislation.

Six Months Ended June 30, 2019 and 2020

Revenue. Revenue increased $52.3 million, or 8% from $620.8 million for the six months ended June 30, 2019 to $673.1 million for the six months ended June 30, 2020. This revenue increase is derived primarily from our identity and access management and unified communications and collaboration products.

Cost of Revenue. Cost of revenue increased $19.9 million, or 13%, from $158.5 million for the six months ended June 30, 2019 to $178.4 million for the six months ended June 30, 2020 and as a percentage of revenue was 26% and 27%, respectively. Cost of revenue for the six months ended June 30, 2019 and 2020 includes amortization of acquired intangible assets of $42.0 million and $38.7 million, respectively. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized. Cost of revenue for the six months ended June 30, 2019 and 2020, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $33.5 million and $34.8 million, respectively; facility-related costs of $4.1 million and $3.8 million, respectively; depreciation, maintenance, and amortization of internally developed software of $30.6 million and $32.5 million, respectively; data center, telecommunications and cloud computing service costs of $29.8 million and $42.0 million, respectively; telecommunication product costs of $11.0 million and $14.5 million, respectively; professional services expense of $5.1 million and $4.0 million, respectively; and royalty expense of $1.7 million and $7.4 million, respectively. Increases in our variable usage-based expenses were primarily impacted by the increased demand and usage of our service since March 2020. Included in personnel-related costs in the six months ended June 30, 2019 and 2020 is $2.3 million and $2.5 million, respectively, of stock-based compensation expense and $0.4 million and $0.1 million, respectively, of acquisition-related retention-based bonuses.

Research and Development Expenses. Research and development expenses decreased $4.1 million, or 5%, from $81.1 million for the six months ended June 30, 2019 to $77.0 million for the six months ended June 30, 2020 and as a percentage of revenue was 13% and 11%, respectively. Research and development expenses for the six months ended June 30, 2019 and 2020, includes personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $59.7 million and $55.4 million, respectively; facility-related costs of $5.9 million and $5.2 million, respectively; cloud computing services of $4.7 million and $7.5 million, respectively; depreciation and maintenance expense of $8.0 million and $7.3 million, respectively; and professional services expense of $2.8 million and $1.7 million, respectively. We capitalized $18.8 million and $19.1 million of research and development expenses during the six months ended June 30, 2019 and 2020, respectively, for internally developed software to be sold as a service incurred during the application development stage. Included in personnel-related costs in the six months ended June 30, 2019 and 2020 is $8.0 million and $8.4 million, respectively, of stock-based compensation expense and $3.4 million and $2.4 million, respectively, of acquisition-related retention-based bonuses.

Sales and Marketing Expenses. Sales and marketing expenses increased $12.2 million, or 5%, from $235.5 million for the six months ended June 30, 2019 to $247.7 million for the six months ended June 30, 2020 and as a percentage of revenue was 38% and 37%, respectively. This increase includes the impact of higher commission expense amortization in 2020 versus 2019 from the adoption of ASU 2014-09, Revenue from Contracts with Customers, on January 1, 2018, using the modified retrospective transition method which included the capitalization and amortization of incremental costs of obtaining contracts (commissions and fringe benefits). Sales and marketing expenses for the six months ended June 30, 2019 and 2020, includes personnel-related costs, including salary, commissions, bonus, recruiting, relocation, travel, training, benefits and taxes of $103.2 million and $119.8 million, respectively; marketing costs of $92.2 million and $80.6 million, respectively; credit card transaction fees of $12.3 million and $13.6 million, respectively; facility-related costs of $8.4 million in both periods; depreciation and maintenance expense of $11.1 million and $11.7 million, respectively; and professional services expense of $8.2 million and $13.4 million, respectively. Included in personnel-related costs in the six months ended June 30, 2019 and 2020 is $17.9 million and $30.5 million, respectively, of employee-based commissions expense, $9.0 million and $9.1 million, respectively, of stock-based compensation expense, and $0.9 million and $0.3 million, respectively, of acquisition-related retention-based bonuses.

General and Administrative Expenses. General and administrative expenses decreased $4.4 million, or 6%, from $68.4 million for the six months ended June 30, 2019 to $64.0 million for the six months ended June 30, 2020 and as a percentage of revenue was 11% and 10%, respectively. General and administrative expenses for the six months ended June 30, 2019 and 2020, included personnel-related costs, including salary, bonus, recruiting, relocation, travel, training, benefits and taxes of $46.6 million and $43.2 million, respectively; professional services of $10.2 million and $8.3 million, respectively; facility-related costs of $4.4 million and $3.2 million, respectively; and depreciation and maintenance expense of $2.9 million and $4.0 million, respectively. General and administrative expenses for the six months ended June 30, 2019 and 2020 included acquisition-related costs of $1.9 million, primarily related to the acquisition of Jive and the 2019 acquisitions, and $2.6 million of Merger-related costs, respectively. Included in personnel-related costs for the six months ended June 30, 2019 and 2020 is $14.0 million and $10.3 million, respectively, of stock-based compensation expense. Included in personnel-related costs for the six months ended June 30, 2019 is $0.9 million of acquisition-related retention-based bonuses.

Restructuring Charge. We recorded restructuring charges of $9.4 million and $21.6 million in the six months ended June 30, 2019 and 2020, respectively, primarily attributable to one-time employee termination benefits and related costs.

Amortization of Acquired Intangibles. Amortization of acquired intangibles was $78.9 million and $66.6 million for the six months ended June 30, 2019 and 2020, respectively. We amortize our acquired intangible assets based upon the pattern in which their economic benefit will be realized.

Interest Income. Interest income was $1.1 million and $0.5 million for six months ended June 30, 2019 and 2020, respectively, and was primarily attributable to interest income earned on invested cash and cash equivalents.

Interest Expense. Interest expense was $4.3 million and $2.8 million for the six months ended June 30, 2019 and 2020, respectively, and was primarily associated with interest expense attributable to $200.0 million of borrowings under our credit facility used to partially fund the acquisition of Jive as well as the amortization of deferred financing fees.

Other Income (Expense), Net. Other expense, net was $0.4 million and other income, net was $0.1 million for the six months ended June 30, 2019 and 2020, respectively, comprised primarily of realized and unrealized foreign currency gains and losses resulting from multi-currency settlements and re-measurements occurring during those quarters.

Income Taxes. We recorded a provision for federal, state and foreign taxes of $1.0 million on a loss before income taxes of $14.6 million and a provision for federal, state, and foreign taxes of $7.8 million on income before income taxes of $15.5 million for the six months ended June 30, 2019 and 2020, respectively. The effective income tax rates for the six months ended June 30, 2019 and 2020 were impacted by profits earned in certain foreign jurisdictions which are subject to lower tax rates than the U.S. federal statutory rate. The effective income tax rate for the six months ended June 30, 2020 was also impacted by $2.6 million of Merger-related costs, $2.4 million of which are expected to be non-deductible for tax purposes. The Company recorded a discrete provision of $0.6 million related to these costs in the period. During the six months ended June 30, 2020, the Company recorded a discrete provision of $2.1 million and $0.7 million, respectively, related to shortfalls on stock compensation and the transfer of some intellectual property between two of our entities (one foreign and one domestic). Our effective tax rate in the future will depend upon the proportion of income before provision for income taxes earned in the United States and in jurisdictions with a tax rate lower than the U.S. federal statutory rate, as well as several other factors, including excess tax benefits or shortfall tax provisions from share-based compensation and the impact of new legislation.

Liquidity and Capital Resources

The following table sets forth the major sources and uses of cash for each of the periods set forth below:

	Six Months Ended June 30,
	2019	2020
	(In thousands)
Net cash provided by operating activities	$203,367	$168,655
Net cash provided by (used in) investing activities	(63,289)	(37,182)
Net cash provided by (used in) financing activities	(176,382)	(7,726)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(792)	(2,375)
Net increase (decrease) in cash, cash equivalents and restricted cash	$(37,096)	$121,372

At June 30, 2020, our principal source of liquidity was cash and cash equivalents totaling $249.5 million, of which $154.9 million was held in the United States and $94.6 million was held by our international subsidiaries, and $200.0 million was outstanding under our revolving credit facility. In July 2020, we repaid $100.0 million of borrowings under our revolving credit facility.

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

Net cash inflows from operating activities during the six months ended June 30, 2020 were mainly attributable to a $52.7 million increase in deferred revenue associated with upfront payments received from our customers, which includes the impact of COVID-19 and the increased demand for our services since March 2020 and a $4.9 million increase in other long-term liabilities, mainly due to the CARES Act deferral of employer social security taxes. These cash inflows were partially offset by a $2.5 million decrease in accrued liabilities, a $3.1 million increase in accounts receivable, a $9.3 million decrease in accounts payable, a $17.0 million increase in other assets and a $15.2 million increase in prepaid and other current assets due primarily to an increase in short and long-term deferred commissions. Included in net cash inflows from operating activities were add-backs and reductions of non-cash charges, including $138.9 million for depreciation and amortization, $30.3 million for stock-based compensation expense, and $19.9 million benefit from deferred income taxes primarily attributable to the amortization of intangible assets which cannot be deducted for tax purposes.

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

Net cash used in investing activities for the six months ended June 30, 2020 was primarily attributable to $19.1 million in intangible asset additions for capitalized costs related to internally developed software to be sold as a service which were incurred during the application development stage and purchases of $18.1 million in property and equipment related to our internal IT infrastructure, data centers, and our offices.

Cash Flows From Financing Activities

Net cash used in financing activities for the six months ended June 30, 2019 was attributable to the purchase of $124.2 million of treasury stock, dividend payments of $32.7 million, and the payment of $17.7 million for payroll taxes related to the vesting of restricted stock units.

Net cash used in financing activities for the six months ended June 30, 2020 was attributable to the payment of $13.3 million for payroll taxes related to the vesting of restricted stock units and the payment of $1.3 million of acquisition-related contingent consideration. These payments were partially offset by $6.9 million in proceeds received from the issuance of common stock pursuant to the employee stock purchase plan and the exercise of stock options.

We have available a multi-currency credit facility with a syndicate of banks, financial institutions and other lending entities that provides for a secured revolving line of credit of up to $400 million, which may be increased by an additional $200 million subject to further commitment from the lenders. The credit facility matures on February 1, 2022 and includes certain financial covenants with which we must comply. As of June 30, 2020, we had $200.0 million of outstanding borrowings under the credit facility. In July 2020, we repaid $100.0 million of borrowings under our revolving credit facility. Pursuant to the terms of the credit agreement, in the event of a change in control such as the Merger, any amounts outstanding, including any interest accrued thereon, shall become immediately due and payable in full.

Future Expectations

At June 30, 2020, cash and cash equivalents totaled $249.5 million, of which $154.9 million was held in the United States and $94.6 million was held by our international subsidiaries. We believe that our current cash and cash equivalents, together with cash generated from operations and our credit facility, will be sufficient to meet our ongoing operations working capital and capital expenditure requirements.

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

Reconciliation tables of the most comparable GAAP financial measures to the non-GAAP measures are presented as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(in thousands)		(in thousands)
GAAP Revenue	$313,064	$350,727	$620,764	$673,110
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	330	—	748	—
Non-GAAP Revenue	$313,394	$350,727	$621,512	$673,110

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(In thousands, except per share data)		(In thousands, except per share data)
GAAP Net income (loss) from operations	$(3,792)	$31,929	$(10,990)	$17,777
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	330	—	748	—
Stock-based compensation expense	18,203	13,432	33,234	30,293
Acquisition-related costs	2,947	168	6,871	2,631
Merger-related costs	—	355	—	2,608
Restructuring charge	956	3,032	9,430	21,573
Litigation-related expenses	530	786	693	1,706
Amortization of acquired intangibles	60,428	52,619	120,897	105,305
Non-GAAP Operating income	79,602	102,321	160,883	181,893
Interest and other income (expense), net	(1,818)	(1,281)	(3,560)	(2,255)
Non-GAAP Income before income taxes	77,784	101,040	157,323	179,638
Non-GAAP Provision for income taxes	(19,173)	(25,182)	(38,859)	(44,603)
Non-GAAP Net income	$58,611	$75,858	$118,464	$135,035
GAAP Net income (loss) per share	$(0.13)	$0.39	$(0.31)	$0.16
Non-GAAP Net income per diluted share	$1.17	$1.54	$2.34	$2.75
Weighted average shares outstanding, diluted	50,027	49,186	50,587	49,189

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2020	2019	2020
	(in thousands)		(in thousands)
GAAP Net income (loss)	$(6,522)	$19,041	$(15,561)	$7,756
Add Back:
Interest and other income (expense), net	1,818	1,281	3,560	2,255
Income tax provision (benefit)	912	11,607	1,011	7,766
Amortization of acquired intangibles	60,428	52,619	120,897	105,305
Depreciation and amortization expense	15,961	17,009	31,436	33,568
EBITDA	72,597	101,557	141,343	156,650
Add Back:
Effect of acquisition accounting on fair value of acquired deferred revenue	330	—	748	—
Stock-based compensation expense	18,203	13,432	33,234	30,293
Acquisition-related costs	2,947	168	6,871	2,631
Merger-related costs	—	355	—	2,608
Restructuring charge	956	3,032	9,430	21,573
Litigation-related expenses	530	786	693	1,706
Adjusted EBITDA	$95,563	$119,330	$192,319	$215,461

	Six Months Ended June 30,
	2019	2020
	(In thousands)
GAAP Cash flows from operations	$203,367	$168,655
Add Back:
Litigation-related payments	19	1,794
Acquisition retention-based bonus payments	5,226	12,629
Restructuring payments	7,049	17,543
Merger-related payments	—	12,666
Acquisition-related payments	1,879	562
Adjusted cash flows from operations	217,540	213,849
Less:
Purchases of property and equipment	(22,081)	(18,104)
Intangible asset additions	(18,745)	(19,078)
Adjusted free cash flow	$176,714	$176,667

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

As of June 30, 2020, we had letters of credit and bank guarantees of $9.0 million (of which $1.8 million was collateralized and classified as restricted cash), primarily related to our corporate headquarters in Boston, Massachusetts.

New Accounting Pronouncements

See Note 2, “Summary of Significant Accounting Polices” to the condensed consolidated financial statements for our discussion about new accounting pronouncements adopted and those pending.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Exchange Risk. Our results of operations and cash flows are subject to fluctuations due to changes in foreign currency exchange rates as our non-U.S. sales are recorded by our subsidiaries located in Ireland, the United Kingdom, Australia, Canada, Brazil and Mexico and as we incur significant operating expenses in our foreign subsidiaries including our research and development facilities in Hungary, Germany and Canada and our sales and marketing operations in Ireland, Germany, the United Kingdom, Australia and Brazil. For the six months ended June 30, 2019 and 2020, 21% and 22%, respectively, of our revenues were generated by customers outside of the United States and 23% and 26%, respectively, of our operating expenses occurred in our international operations.

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

As of December 31, 2019 and June 30, 2020, we had outstanding forward contracts with notional amounts equivalent to the following:

	December 31, 2019	June 30, 2020
Currency Hedged	(In thousands)
Euro / U.S. Dollar	$3,503	$4,592
British Pound / U.S. Dollar	858	826
Euro / Hungarian Forint	3,139	3,272
U.S. Dollar / Canadian Dollar	1,810	1,885
Total	$9,310	$10,575

Net realized and unrealized foreign currency gains and losses was a net loss of $0.1 million and $0.4 million for the three and six months ended June 30, 2019, and a net loss of $0.4 million and a net gain of $26,000 for the three and six months ended June 30, 2020, which are included in other income (expense), net in the condensed consolidated statements of operations. Excluding the underlying foreign currency exposure being hedged, net realized and unrealized gains and losses on forward contracts included in foreign currency gains and losses was a net gain of $0.1 million and a net loss of $0.4 million for the three and six months ended June 30, 2019, respectively, and a net gain of $48,000 and a net loss of $16,000 for the three and six months ended June 30, 2020, respectively.

At June 30, 2020, cash and cash equivalents totaled $249.5 million, of which $154.9 million was held in the United States and $94.6 million was held by our international subsidiaries. Our invested cash is subject to interest rate fluctuations and, for non-U.S. operations, foreign currency risk. Our condensed consolidated cash balances were impacted unfavorably by $0.8 million and $2.4 million for the six months ended June 30, 2019 and 2020, respectively, due to changes in foreign currencies relative to the U.S. dollar, particularly the Euro.

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

Interest expense on borrowings under our credit facility is sensitive to changes in interest rates. As of June 30, 2020, we had $200.0 million outstanding under our variable-rate credit facility. Interest rates on this loan will be adjusted at each rollover date to the extent such amounts are not repaid. As of June 30, 2020, the annual rate on the loan was 1.5%. If there was a hypothetical 100 basis point change in interest rates, the annual net impact to earnings and cash flows would be $2.0 million. This hypothetical change in cash flows and earnings has been calculated based on borrowings outstanding at June 30, 2020 and a 100 basis point per annum change in interest rate applied over a one-year period.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act of 1934, as amended, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls. No change in our internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-(f) under the Exchange Act) occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. We have not experienced any material impact to our internal controls over financial reporting despite the fact that most of our employees are working remotely due to the COVID-19 pandemic. We are continually monitoring and assessing the COVID-19 situation on our internal controls to minimize the impact on their design and operating effectiveness.

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

On August 31, 2017, 9Six Comercio e Serviços de Telecomunicações Ltda., or 9Six, filed a claim against Jive Telecomunicações do Brasil Ltda., or Jive Brasil, a subsidiary of Jive Communications, Inc., or Jive USA, in the 27th Civil Court of Sao Paulo. The claim relates to a commercial dispute regarding unpaid commission fees arising from a reseller agreement executed between 9Six and Jive Brasil in September 2016.  In February 2018, 9Six filed additional claims against Jive Brasil alleging lost profits and punitive damages resulting from Jive Brasil’s termination of the reseller agreement. In April 2018, we acquired Jive USA. As a result, Jive Brasil became our indirect subsidiary and we inherited this litigation. On June 7, 2019, the 27th Civil Court in Sao Paulo, Brazil awarded damages against Jive Brasil in the amount of approximately R$46.3 million Brazilian reais plus interest and attorneys’ fees, or approximately $10.2 million USD as of June 30, 2020. On August 8, 2019, we appealed the lower court’s decision with the Sao Paulo State Court of Appeal. We continue to believe that Jive Brasil has meritorious defenses to these claims and intend to vigorously defend against these claims on appeal. We have notified the shareholder representative for Jive USA that we intend to seek indemnification for this matter, which we believe is available pursuant to the terms of the merger agreement that we entered into with Jive USA in February 2018.

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

RISKS RELATED TO THE MERGER

The proposed Merger is subject to the satisfaction of customary closing conditions, some or all of which may not be satisfied or completed within the expected timeframe, if at all.

The closing of the Merger is subject to various conditions, including without limitation (i) the absence of any order, injunction or law prohibiting the closing of the Merger; and (ii) the accuracy of the representations and warranties contained in the Merger Agreement, subject to customary materiality qualifications, and compliance with the covenants and agreements contained in the Merger Agreement as of the closing of the Merger. In addition, the obligation of Parent and Merger Sub to consummate the Merger is subject to the absence, since the date of the Merger Agreement, of a Company Material Adverse Effect (as defined in the Merger Agreement) that is continuing.

We can provide no assurance that all closing conditions will be satisfied (or waived, if applicable), and, if all closing conditions are satisfied (or waived, if applicable), we can provide no assurance as to the timing of the completion of the Merger. Many of the conditions to completion of the Merger are not within our control, and we cannot predict when or if these conditions will be satisfied (or waived, if applicable). Any adverse consequence of the pending finalization of the Merger could be exacerbated by any delays in completion of the Merger or termination of the Merger Agreement.

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

We are closely monitoring the impact of the 2019 novel coronavirus, or COVID-19, on all aspects of our business. In March 2020, the World Health Organization characterized COVID-19 as a pandemic and the President of the United States declared the COVID-19 outbreak a national emergency. Since then, the COVID-19 pandemic has rapidly spread across the globe and has already resulted in significant volatility, uncertainty and economic disruption. While the COVID-19 pandemic has not had a material adverse impact on our operations to date, the future impacts of the pandemic and any resulting economic impact remains largely unknown and is rapidly evolving. It is possible that the COVID-19 pandemic, the measures taken by the governments of countries affected and the resulting economic impact may materially and adversely affect our results of operations, cash flows and financial position.

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

Further, our management team is focused on addressing the impacts of COVID-19 on our business, which has required and will continue to require, a large investment of their time and resources and may distract our management team or disrupt our 2020 operating plans. For example, in light of COVID-19, our management team continues to evaluate many of the investments and initiatives we had planned for 2020 in light of COVID-19. We have made, and will continue to evaluate, significant additional investments to expand the capacity of our global infrastructure to meet increased customer demand and we have selectively delayed investments in certain other planned initiatives, all of which could potentially impact our 2020 results.

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

Our business strategy includes identifying emerging market opportunities which we can capitalize on by successfully developing and introducing new services designed to address those market opportunities. We have made and expect to continue to make significant investments in technology acquisitions and research and development in an effort to capitalize on the market opportunities that we have targeted. One such market which we have identified is Unified Communications and Collaboration, or UCC, and we have made and expect to continue to make significant investments in the further development of our UCC services like GoToConnect and GoToMeeting. However, capturing market share in new, much larger markets often takes time to fully develop, and such opportunities attract a significant number of competitors. If the new markets we have targeted ultimately fail to materialize as we or others have anticipated or if potential customers choose to adopt solutions offered by our competitors rather than our own solutions, we may not be able to generate the revenue and earnings we anticipated, and our business and results of operations would be adversely affected.

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

Our processing of the personal data we collect from our customers, users and end-users, as further described in our service agreements and privacy policies, is subject to a variety of laws and regulations, which have been adopted by various federal, state and foreign governments to regulate the collection, distribution, use and storage of personal information of individuals. Several foreign countries in which we conduct business, including the European Economic Area, or EEA, and Canada, currently have in place, or have recently proposed, laws or regulations concerning privacy, data protection and information security, which are more restrictive than those historically imposed in the United States. Similarly, certain state and federal governments and agencies have recently proposed or are already seeking to enact additional laws and regulations intended to protect the privacy and secure the data of United States citizens.  Some of these laws are in their early stages and we cannot yet determine the impact these revised laws and regulations, if implemented, may have on our business. However, any failure or perceived failure by us to comply with these enhanced privacy laws, regulations, policies or obligations or any security incident that results in the unauthorized release or transfer of personally identifiable information or other customer data in our possession, could result in government enforcement actions, litigation, fines and penalties and/or adverse publicity, all of which could have an adverse effect on our reputation and business.

For example, the EEA-wide General Data Protection Regulation, or GDPR, became applicable on May 25, 2018, replacing the data protection laws of each EEA member state. The GDPR implemented more stringent operational requirements for processors and controllers of personal data, including, for example, expanded disclosures about how personal information is to be used, limitations on retention of information, increased requirements to erase an individual’s information upon request, mandatory data breach notification requirements and higher standards for data controllers to demonstrate that they have obtained lawful basis for certain data processing activities. It also significantly increases penalties for non-compliance, including where we act as a service provider (e.g. data processor). If our privacy or data security measures fail to comply with applicable current or future laws and regulations, we may be subject to litigation, regulatory investigations, enforcement notices requiring us to change the way we process personal data or our marketing practices, fines, for example, of up to 20 million Euros or up to 4% of the total worldwide annual turnover of the preceding financial year (whichever is higher) under the GDPR, or other liabilities, as well as negative publicity and a potential loss of business.

We are also subject to evolving EEA laws on data export, as we may transfer personal data from the EEA to other jurisdictions. Although we previously relied upon both the EU-U.S. and Swiss-U.S. Privacy Shield Framework(s) as additional means for legitimizing the transfer of personal data from the EEA to the United States, on July 16, 2020, the EU-US Privacy Shield Framework was invalidated by the Court of Justice of the European Union. It remains uncertain whether other means which we rely upon for lawful data transfers, such as the Standard Contractual Clauses, will be similarly invalidated in the future by the European courts or whether additional means for lawful data transfers will become available. We could be impacted by subsequent changes in law invalidating our data transfer mechanisms, which may lead to governmental enforcement actions, litigation, fines and penalties or adverse publicity which could have an adverse effect on our reputation and business.

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

We have a credit agreement with a syndicate of banks pursuant to which we have a $400 million secured revolving credit facility which is available to us through February 1, 2022, at which time any amounts outstanding will be due and payable in full. On April 2, 2018, we borrowed $200 million under the credit facility to partially fund our acquisition of Jive Communications, Inc., $100 million of which was repaid in July 2020. We may wish to borrow amounts under the facility in the future for general corporate purposes, including, but not limited to, the potential acquisition of complementary products or businesses and for working capital. Pursuant to the terms of the credit agreement, in the event of a change in control such as the Merger, any amounts outstanding, including any interest accrued thereon, shall become immediately due and payable in full.

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

During the period from our initial public offering in July 2009 through July 27, 2020, our common stock has traded as high as $134.80 and as low as $15.15. An active, liquid and orderly market for our common stock may not be sustained, which could depress the trading price of our common stock. Some of the factors that may cause the market price of our common stock to fluctuate include:

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

We did not sell any unregistered securities in the six months ended June 30, 2020.

(b)	Use of Proceeds

We did not receive any proceeds from the sale of unregistered securities in the six months ended June 30, 2020.

(c)	Purchases of Equity Securities

We did not purchase any equity securities in the six months ended June 30, 2020.

Item 6.	Exhibits

The exhibits listed in this Exhibit Index are filed (other than exhibits 32.1 and 32.2) as part of this Quarterly Report on Form 10-Q and are incorporated herein by reference.

EXHIBIT INDEX

Exhibit No.	Description

10.1	Consulting Services Agreement dated June 15, 2020 by and between LogMeIn USA, Inc. and Edward Herdiech.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer.

32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Executive Officer.

32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by Chief Financial Officer.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LOGMEIN, INC.

Date: July 29, 2020	By:	/s/ William R. Wagner
William R. Wagner
President & Chief Executive Officer
(Principal Executive Officer)

Date: July 29, 2020	By:	/s/ Richard H. Veldran
Richard H. Veldran
Chief Financial Officer
(Principal Financial Officer)